Form 10-K
period 2005-03-31
MAD CATZ INTERACTIVE INC
filed 2005-07-12
CIK 1088162

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2005

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to             .

Commission file number 1-14944

MAD CATZ INTERACTIVE, INC.

(Exact name of Registrant as specified in its charter)

Canada	Not Applicable
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
7480 Mission Valley Road, Suite 101 San Diego, California	92108
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (619) 683-9830

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, no par value	American Stock Exchange Toronto Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:

None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes   ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulations S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).    Yes  ☐    No  ☒

The aggregate market value of the voting and non-voting common stock held by non-affiliates based on the closing sale price of common stock as reported on the American Stock Exchange on September 30, 2004 was $21,597,797. Shares of common stock held by each officer and director and by each person who owns 10% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

There were 54,244,383 shares of the registrant’s Common Stock issued and outstanding as of June 15, 2005.

DOCUMENTS INCORPORATED BY REFERENCE

Part III incorporates information by reference from the Registrant’s definitive proxy statement to be filed with the Securities and Exchange Commission in connection with the solicitation of proxies for the Registrant’s 2005 Annual Meeting of Shareholders to be held on August 22, 2005.

MAD CATZ INTERACTIVE, INC.

ANNUAL REPORT ON FORM 10-K

FORWARD LOOKING STATEMENTS

This Annual Report on Form 10-K and the documents incorporated by reference herein, contain forward-looking statements which are prospective and reflect management’s expectations regarding our business, operations, financial performance and business prospects and opportunities. Forward-looking statements are often, but not always, identified by the use of words such as “seek”, “anticipate,” “plan,” “estimate,” “expect” and “intend” and statements that an event or result “may,” “will,” “should,” “could” or “might” occur or be achieved and other similar expressions. These forward-looking statements reflect management’s current beliefs and expectations and are based on information currently available to management. Forward-looking statements are subject to significant risks, uncertainties, assumptions and other factors, any of which could cause actual results, performance or achievements to differ materially from the results discussed or implied in the forward-looking statements. More detailed information about these risks, uncertainties, assumptions and other factors is provided under the section entitled “Risk Factors”. Investors should not place undue reliance on such forward-looking statements. We assume no obligation to update or alter such forward-looking statements whether as a result of new information, future events or otherwise.

Mad Catz, the Mad Catz logo and GameShark are registered trademarks of Mad Catz, Inc.

Unless otherwise indicated all dollar references herein are in U.S. dollars.

CHANGE IN STATUS OF REGISTRANT

During the fourth quarter of the fiscal year covered by this Annual Report on Form 10-K, Mad Catz Interactive, Inc. determined that as a result of increases in United States share ownership, under the requirements of the United States federal securities laws, it will file Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K, rather than file its Annual Report on Form 20-F as a foreign private issuer.

PART I

Item 1. Business

In this annual report on Form 10-K, “Mad Catz Interactive, Inc.,” “Mad Catz,” the “Company,” “we,” “us” and “our” refer to Mad Catz Interactive, Inc. and all of our consolidated subsidiaries.

Mad Catz Interactive, Inc. was incorporated under the Canada Business Corporations Act on August 25, 1993 under the name Patch Ventures Inc. (“Patch”). In 1994, Patch acquired all of the issued and outstanding shares of Legacy Manufacturing Corporation and changed its name to Legacy Storage Systems International Inc. In 1996, our Company changed its name to Tecmar Technologies International Inc. At that time, our principal business consisted of designing and developing data storage systems for networks and workstations and marketing such systems to computer original equipment manufacturers and distributors through several operating subsidiaries.

In 1998, we completed the sale of our operating business, Tecmar Technologies International, Inc., and changed our name to Xencet Investments Inc. (“Xencet”). To meet the listing requirements of the Toronto Stock Exchange, we acquired all of the outstanding securities of Games Trader Inc. (“Games Trader”), a corporation incorporated under the laws of the Ontario, Canada. Games Trader sold previously played video games, and, in connection with the acquisition, we changed our name to Games Trader Inc. We later changed our name to GTR Group Inc. in 1999.

Effective August 31, 1999, we completed the acquisition of Mad Catz, Inc. (“MCI”), a corporation incorporated under the laws of Delaware that designs, manufactures, markets and distributes video game accessories. MCI and its predecessor company have been involved in the video game industry since approximately 1991. In September 2001, we changed our name to Mad Catz Interactive, Inc. In January 2003, we acquired the intellectual property associated with the GameShark brand of products.

Corporate Structure

We have several operating subsidiaries: (i) MCI, (ii) 1328158 Ontario Inc. (“MCC”), a corporation incorporated under the laws of Canada that sells our Mad Catz and GameShark product lines in Canada under the name Mad Catz Canada, and (iii) Mad Catz Europe, Limited (“MCE”), a corporation incorporated under the laws of England and Wales that sells our Mad Catz product lines in Europe. We also beneficially own, directly or indirectly, all of the issued and outstanding shares of Mad Catz Interactive Asia Limited (“MCIA”), a corporation incorporated under the laws of Hong Kong that provides procurement services related to the manufacture of Mad Catz products. We also beneficially own, directly or indirectly, all of the issued and outstanding shares of the following inactive companies: FX Unlimited Inc., a corporation incorporated under the laws of Delaware, Mad Catz (Asia) Limited, a corporation incorporated under the laws of Hong Kong, Xencet USA, Inc., a corporation incorporated under the laws of Delaware, Singapore Holdings Inc., a corporation incorporated under the laws of Delaware and Mad Catz Limited, a corporation incorporated under the laws of England and Wales.

Our Common Stock trades on the Toronto Stock Exchange (“TSX”) and the American Stock Exchange (“AMEX”) under the symbol “MCZ.” Our registered office is located at 181 Bay Street, Suite 2500, Toronto, Ontario, M5J 2T7, and our telephone number is (416) 360-8600. MCI, our primary operating subsidiary and our operational headquarters is located at 7480 Mission Valley Road, Suite 101, San Diego, California, 92108, and our telephone number is (619) 683-9830.

Overview

We design, manufacture (primarily through third parties in Asia), market and distribute accessories for all major video game platforms, including the Microsoft Xbox; Nintendo GameCube, Game Boy Advance, Game

Boy Advance SP, DS and N64; Sony PlayStation, PlayStation 2 and PSP; and Nokia N-Gage QD. In addition, we design, manufacture (primarily through third parties in Asia), market and distribute accessories for the Apple iPod. Our accessories are marketed under the Mad Catz brand. Our products include video game accessories of all types, such as control pads, steering wheels, joysticks, memory cards, video cables, light guns, dance pads, microphones, car adapters and carry cases. We also publish game enhancement software under the GameShark brand. In November 2004, we published our first video game title, MC Groovz Dance Craze, on the Nintendo GameCube platform. The game included a dance pad and was developed by a third party developer.

Our Products

The typical life cycle of successful video game accessories is similar to the life cycle of video game consoles, which generally ranges from two to ten years. Factors such as competition for access to retail shelf space, changing technology, consumer preferences and seasonality could result in shortening the life cycle for older products and increase the importance of our ability to release new products on a timely basis. We must continuously introduce new products in order to generate new revenues and/or to replace declining revenues from older products. The complexity of new video game systems has resulted in longer development cycles and the need to carefully monitor and manage the product development process.

In fiscal 2005, approximately 30% of our gross sales were derived from products designed for use with Sony’s PlayStation 2 video game console. Sony launched the PlayStation 2 in the United States in late 2000, and is expected to launch its successor, the PlayStation 3, in 2006. Sony has made public statements that it will continue to manufacture and market the PlayStation 2 after the PlayStation 3 is launched, and expects the PlayStation 2 to have a life cycle of 10 years in line with the original PlayStation video game console. Sony launched the PlayStation in the United States in 1995 and continues to market it today. In fiscal 2005, products designed for use with the PlayStation accounted for approximately 4% of our gross sales. Analysts have attributed the longevity of the PlayStation video game console in part to the reverse compatibility of the PlayStation 2 console. Reverse compatibility means that PlayStation games and some accessories can be used on the PlayStation 2 console. In March 2005, Sony entered the North American handheld market with the launch of the Sony PSP handheld video game system, MP3 player and movie player. The PSP is expected to launch in Europe in September 2005.

Microsoft’s Xbox console was launched in the United States in late 2001. The Xbox was Microsoft’s first video game console, and sales of Xbox-compatible products accounted for approximately 23% of our gross sales in fiscal 2005. Launch of the successor system to the Xbox, the Xbox 360, is anticipated in November 2005. We expect Microsoft will continue to market the Xbox for some time after the launch of the new Xbox 360. The Xbox 360 will be reverse compatible for games but not accessories. As such, in May 2005, we entered into a license agreement (titled Xenon Game Peripheral) to produce accessories for the Xbox 360, in anticipation of the incremental demand for Xbox 360 accessories.

Nintendo’s GameCube console was also launched in the United States in late 2001. The GameCube console was the successor to Nintendo’s N64 console, launched in the United States in 1996. In fiscal 2005, approximately 15% of our gross sales were derived from the sale of products designed for use with the GameCube console. While we continued to sell products for the N64 console in fiscal 2005, such sales were not significant. A successor to the GameCube console is expected to be launched in the United States in 2006. Nintendo has announced that the new system will be reverse compatible for GameCube games; however, no announcement has been made as to whether the new system will be reverse compatible for accessories or whether Nintendo will continue to market the GameCube system after the launch of the new system. Nintendo’s latest generation of its Game Boy handheld product, the Game Boy Advance, was launched in 2001. Nintendo launched an improved version, the Game Boy Advance SP, in 2003. Both versions continue to be available in the market and gross sales of our products designed for these systems accounted for approximately 8% of our gross sales in fiscal 2005. Nintendo has announced their intention to launch an additional version, the Game Boy Advance Micro, later this year. It is expected that Nintendo will discontinue the original Game Boy Advance system but will continue to market the Nintendo Game Boy Advance SP. In 2004, Nintendo launched a new handheld system, the Nintendo DS.

In 2003, Nokia launched its N-Gage handheld gaming system, in combination with a cellular phone and in 2004, it was replaced with an updated N-Gage QD. Our sales of products for these systems have not been significant.

The United States market is now in the final stages of the current console lifecycle and entering the transition to the next generation of consoles in 2005/2006. Based on experience from prior transitions, it is expected that the industry’s growth trend over the last three years will be difficult to sustain.

Video game console prices typically reduce as the products mature in the market place. In the United States, the PlayStation2 game console launched with a retail price of $299 in 2000, Xbox launched with a retail price of $299 in 2001 and GameCube launched with a retail price of $199 in 2001. After successive price decreases, the systems currently retail for $149, $149 and $99, respectively, and additional price decreases are anticipated. Lower console prices usually result in higher unit sales of console systems. Management believes that the more price sensitive “late adopter” consumer, that waits for these price reductions before purchasing a system, is also more likely to purchase value-priced accessories.

The European launches of the video game console systems have historically lagged approximately six months behind launches in the United States, which means that the European market is at an earlier stage in the products’ lifecycles. Microsoft has announced that the upcoming launch of its Xbox 360 console will be a global launch in North America, Europe and Japan.

Mad Catz Strategy

In fiscal 2005, we focused our efforts on leveraging our product design leadership, strong brands, and low cost manufacturing to add new revenue streams to our existing distribution network by developing new products in the video game accessory space and adjacent categories. In addition, we published our first video game, licensed intellectual property to differentiate our product line and launched a line of iPod accessories to generate additional revenues. We also reduced our operating expenses by consolidating our Canadian corporate office to our San Diego office, downsizing our presence at E3, the major industry tradeshow, from a booth to conference rooms and bringing the hosting of our GameShark.com website in-house. These initiatives helped lead to our improved profitability in fiscal 2005.

Overall, the key initiatives in fiscal 2006 include:

•	developing new video game accessories for the current and next generation consoles, including a line of products for the Xbox 360;

•	continuing to build a portfolio of licensed properties to develop exclusive accessory products that will command higher price-points and margins;

•	publishing and distributing additional video games and software products;

•	expanding our iPod product line and developing additional products in adjacent categories; and

•	expanding our European distribution.

Intellectual Property Needed to Produce our Products

Historically, a majority of our revenue has come from video game accessories that are reverse engineered to work with video game platforms sold by Sony, Nintendo and Microsoft. Some, but not all, of our products compatible with these video game platforms have been produced under license agreements pursuant to which we received proprietary and other useful information, as well as the use of the first party logos. Some of these license agreements have expired and others are about to expire.

In particular, our North American license for the Sony PlayStation 2 Memory Card expired on December 31, 2001, and our international license for the Sony PlayStation 2 Memory Card expired on November 27, 2002. As a result, we no longer sell the Sony PlayStation 2 Memory Card. Approximately 16% of our gross sales in fiscal year 2003 were attributable to sales of the Sony PlayStation 2 Memory Card under these licenses.

We currently do not have any license agreements with Sony. The absence of license agreements with Sony could result in our Company being unable to efficiently and cost effectively design future generations of compatible accessories. In the event that future Sony video game platforms are developed as “closed systems” that cannot be reversed engineered, we would not be able to produce, manufacture and market accessories for those platforms. Moreover, in the event Sony enters into license agreements with companies other than us for these new “closed platforms,” we would be placed at a substantial competitive disadvantage.

We currently have a three year non-exclusive license to use the intellectual property rights of Nintendo related to the Nintendo GameCube platform and a three year non-exclusive license to employ the Nintendo intellectual properties in connection with our Nintendo Beat Pad product. We do not have a license to produce next generation accessories for Nintendo. In the event that future video game platforms from Nintendo are developed as “closed systems” that cannot be reversed engineered, we would not be able to produce, manufacture and market accessories for those platforms. Moreover, in the event Nintendo enters into license agreements with companies other than us for these new “closed platforms,” we would be placed at a substantial competitive disadvantage.

We have a peripheral and compatibility license from Microsoft covering products relating to Microsoft’s Xbox video game console. This license will expire on February 28, 2006. Unless either Microsoft or we provide notice of a desire to terminate the license at least 90 days prior to that date, the agreement will automatically renew for an additional one-year period. While we have no intention to terminate the agreement and have not received any indication from Microsoft that it desires to terminate the agreement, no assurance can be given that the agreement will not expire in accordance with its terms. We are uncertain whether we will be able to renew or replace the Microsoft license. Nonetheless, this license only relates to the use of Microsoft’s logo on our products, so even without the license, we would be able to continue producing and selling similar products, which do not contain the logo.

In May 2005, we entered into a peripheral and compatibility license from Microsoft covering specific product categories, including wired control pads, steering wheels, arcades sticks, flight sticks and dance mats for the next generation Xbox 360 console. This license will expire in May 2007.

Product Development and Support

We develop products using a group of concept design, production and technical professionals, in coordination with our marketing and finance departments, with responsibility for the entire development and production process including the supervision and coordination of internal and external resources. Our hardware products are typically conceived and designed by our internal teams in San Diego and Hong Kong. For these products we own the industrial design, and in most cases the tools, dies and molds used for production. From time to time, we also acquire the rights to produce and distribute products that are, or will be, independently created by third parties.

In addition, we seek out and engage independent third party developers to create software products on our behalf. Such products are sometimes owned by us, and usually we have unlimited rights to commercially exploit these products. In other circumstances, the third party developer may retain ownership of the intellectual property and/or technology included in the product and reserve certain exploitation rights. We typically select these independent third party developers based on their expertise in developing products in a specific category. Each of our third party developers is under contract with us for specific or multiple products. From time to time, we also acquire the license rights to distribute software products that are or will be independently created by third party publishers. In such cases, the agreements with such publishers provide us with exclusive distribution rights for a specific period of time, often for specified platforms and territories.

In consideration for their services, the independent third party developer usually receives a royalty, generally based on the net sales of the product that it has developed. Typically, the developer also receives an advance, which we recoup from the royalties otherwise payable to the developer. The advance generally is paid in “milestone” stages. The payment at each stage is tied to the completion and delivery of a detailed performance milestone. Working with an independent developer allows us to reduce our fixed development costs, share development risks with the third party developer, take advantage of the third party developer’s expertise in connection with certain categories of products or certain platforms, and gain access to proprietary development technologies.

Manufacturing

Our accessory products are manufactured to our specifications by outsourced factories located predominantly in Shenzhen, China. The use of outsourced manufacturing facilities is designed to take advantage of specific expertise and allow for flexibility and scalability to respond to seasonality and changing demands for our products. Our software products are manufactured by outsourced replication companies in the United States, Hong Kong and Europe. In some instances, packaging and final assembly is performed at our distribution facility in California or by outsourced suppliers in the United States or Europe.

Distribution

Our products are sold to many of the world’s largest retailers of interactive entertainment products on a direct basis without the use of intermediaries or distributors. We also appoint distributors in certain territories to service retail accounts not dealt with on a direct basis. We maintain a direct sales force in the United States, Canada and Europe. We operate a leased 95,000 square foot distribution center in Mira Loma, California which services North American customers and utilize an outsourced logistics solution for the European market. All freight is handled by outsourced transportation companies. We operate information systems, including electronic data interchange (EDI) and integrated warehouse management systems, to remain compliant with the requirements of our mass market retailers.

Principal Markets

The Company operates as one business segment, which is the design, manufacture, marketing and distribution of video game accessories and software. In fiscal 2005, approximately 82% of our gross sales were generated in the United States, 8% in Canada, 10% in Europe, and less than 1% in other countries, including Australia, Japan, Korea, New Zealand, and Singapore. In fiscal 2004, approximately 80% of our gross sales were generated in the United States, 7% in Canada, 9% in Europe, and 4% in other countries. In fiscal 2003, approximately 72% of our gross sales were generated in the United States, 5% in Canada, 18% in Europe, and 5% in other countries.

Customers

Our products are sold by many of the largest video game retailers in the world including Army-Air Force Exchange Service (AAFES), Best Buy, Blockbuster Video, Circuit City, EB Games, GameStop, Hollywood Video, Kmart, Meijer, Musicland, Sam’s Club, Target and Wal-Mart in the United States; Best Buy, Blockbuster Video, EB Games, Future Shop, Multimicro, Rogers Video, and Wal-Mart in Canada; and ASDA, Argos, Auchan, Blockbuster Video, Carrefour, Comet, Curry’s, Dixons, FNAC, GameStation, Karstadt, Media Markt, PC World, ProMarkt, Saturn, and Toys R Us in Europe.

In fiscal 2005, three of our customers individually accounted for at least 10% of our gross sales. These customers, Wal-Mart, EB Games and GameStop, accounted for approximately 47% of our gross sales in fiscal 2005. In fiscal 2004 and fiscal 2003, two of our customers individually accounted for at least 10% of our gross sales. These customers accounted for 39% and 34% of our gross sales in fiscal 2004 and 2003, respectively. Our top 10 customers accounted for 78% of gross sales in fiscal 2005, 79% in fiscal 2004 and 76% in fiscal 2003.

Competitive Environment

The primary markets in which we sell our products are the United States, Canada and Europe. These markets are highly competitive, and we expect that we may face increased competition if additional companies enter these markets. Historically, price has been a significant competitive factor for interactive video game accessories. We believe that the other principal competitive factors that historically have affected retailer and consumer choice include value, product features, ease of use and installation, realism in simulation, name brand recognition, product styling and whether the product is licensed. Additional competitive factors from the perspective of the major retailers include margins, service, support, merchandising and promotional support, reliable and timely delivery, track record and electronic data interchange capability. We seek to differentiate our products through superior product design, packaging, product innovation and branding. In addition, we aim to provide a higher level of sales service to retailers through our category management capability.

Our principal competitors for video game accessories include Sony, Nintendo, Microsoft, Big Ben InterActive UK Ltd., Datel Design & Development Limited, Gemini Industries, Inc., Hip Interactive Corp., Intec, Inc., Joytech Europe Ltd., Logitech International S.A., Naki International, Inc., Nuby Interactive LLC, Nyko Technologies Inc., Pelican Accessories, Radica Games Ltd., and Thrustmaster, Inc.

We believe that our products are targeted to a broad demographic group, and are complementary with consumers of Sony, Nintendo and Microsoft video game consoles. We believe that the major factors that will provide us with continued viability and competitive edge are low cost products, quality, service, brands and retail relationships.

Employees

At March 31, 2005, we had 144 full-time employees in the following locations:

Location
United States	91
United Kingdom	5
Canada	2
Hong Kong	26
China	20

Total	144

Temporary employees are used in our distribution center in California during the peak shipping months of October through December. Temporary employees during this period averaged 20 hourly employees. Our ability to attract and retain qualified personnel is essential to our continued success. None of our employees are covered by a collective bargaining agreement, nor have we ever experienced any work stoppage.

Executive Officers of the Registrant

Our executive officers and their ages as of March 31, 2005, are as follows:

Name	Position	Age
Darren Richardson	President and Chief Executive Officer of Mad Catz Interactive, Inc. and MCI	44
Cyril Talbot III	Chief Financial Officer of Mad Catz Interactive, Inc. and MCI	49
Warren Cook	Senior Vice President Sales of MCI	44
Whitney Peterson	Vice President Corporate Development and General Counsel of MCI	39
Jon Middleton	Vice President Business Development	33

Darren Richardson was appointed our President and Chief Executive Officer effective April 1, 2004. Prior to that time, Mr. Richardson served as our Executive Vice President since October 1997 and President and Chief Operating Officer of MCI since August 1999. Mr. Richardson also served in several senior management capacities with Games Trader, including Chief Operating Officer, and Vice President of Business Development, responsible for sales and marketing with a focus on new account development. He has a Master of Business Administration degree from Trinity College, Dublin (1993) and a Bachelor of Commerce degree from the University of Wollongong, Australia (1984).

Cyril Talbot III was appointed our Chief Financial Officer on March 17, 2003. Prior to joining us, Mr. Talbot served as Senior Vice President-Finance, Chief Financial Officer and Secretary at DJ Orthopedics, Inc., a publicly traded orthopedic sports medicine company. During his 11 years as DJ Orthopedics’ principal financial officer, he oversaw the company’s initial public offering and listing on the New York Stock Exchange and was responsible for merger and acquisition analysis and strategic planning. From 1981 to 1991, he held several management positions at American Hospital Supply Corporation and McGaw, Inc. Prior to that time, he was an Audit Manager and a Certified Public Accountant at Miller, Cooper & Co. Ltd. Mr. Talbot earned his Bachelor of Science degree in Accounting/Finance at Miami University in Oxford, Ohio.

Warren Cook has been Senior Vice President Sales for MCI since February 1997. His emphasis is on servicing and developing MCI’s existing customers as well as the development of new accounts. With the acquisition of MCI, Mr. Cook was charged with the integration of both sales organizations and the execution of a customer focused strategy that will leverage the strengths of both product lines. Previously, during the period between August 1991 and February 1997, Mr. Cook fulfilled the role of Manager, Accounts Sales at Mark’s Work Warehouse, with a focus on the development of corporate business. Prior to this, Mr. Cook worked from 1988 to 1991 for Grants, a small privately held textile company as National Sales Manager. Mr. Cook graduated from Ryerson Polytechnic University with a Bachelor of Business Administration in 1986.

Whitney Peterson has been Vice President Corporate Development and General Counsel for MCI since July 1998. Prior to joining MCI, Mr. Peterson spent seven years working at the international law firm of Latham & Watkins, where he represented and consulted with numerous Fortune 500 companies. Mr. Peterson received his law degree from the J. Rueben Clark School of Law at Brigham Young University, where he graduated Magna Cum Laude. Mr. Peterson also served as an Articles Editor on the BYU Law Review in which he was published. Following law school, Mr. Peterson clerked for the Honorable Bruce S. Jenkins, Chief Judge of the Federal District Court in Utah.

Jon Middleton has been Vice President Business Development for MCI since April 2004. Prior to joining MCI, Mr. Middleton was founder and Chief Executive Officer of Eight Cylinders, Inc., a videogame developer and broadband tools designer which was acquired by On2 Technologies in 2000. At On2 Technologies, Mr. Middleton led all international business development. Prior to founding Eight Cylinders, Mr. Middleton led business development and game publishing activities for Pulse Entertainment, a PC games publisher. Mr. Middleton graduated from Boston College with a dual Bachelor of English and Communication in 1994.

Available Information

We provide our Annual Report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to those reports free of charge under “Investor Relations” on our website at www.madcatz.com as soon as reasonably practicable after we electronically file this material with, or furnish this material to, the SEC. The information contained on our website is not part of this Annual Report. You may also read and copy the documents to which we refer at the Public Reference Room maintained by the SEC at 450 Fifth Street, N.W., Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. In addition, the SEC maintains a web site that contains reports, proxy and information statements and other information regarding registrants that file electronically with the SEC at www.sec.gov.

We are required to file reports and other information with the securities commission in the province of Ontario, Canada. You are invited to read and copy any reports, statements or other information, other than confidential filings, that we file with the provincial securities commissions. These filings are also electronically available from the Canadian System for Electronic Document Analysis and Retrieval (SEDAR) (http://www.sedar.com), the Canadian equivalent of the SEC’s electronic document gathering and retrieval system, as well as on our website at www.madcatz.com under “Investor Relations.”

Item 2. Properties

MCI leases office space for its headquarters at 7480 Mission Valley Road, Ste. 101, San Diego, California, 92108. The lease covers approximately 14,000 square feet. The lease commenced on August 1, 2001 and expires on August 31, 2006.

MCI also leases a 95,000 square foot warehouse located at 12160 Philadelphia Street, Mira Loma, California, 91752-1188. The lease commenced on May 1, 2000 and expires on April 30, 2006.

On March 30, 2004, MCI entered into a lease providing business premises for MCC located at 2425 Matheson Blvd. E., 8th Floor, Mississauga, Ontario, Canada L4W 5K4. The lease was renewed on June 1, 2005 and will expire on May 31, 2006; however, if neither party gives notice of the intent to terminate, the agreement will renew automatically for an additional year.

On June 11, 2004, MCI entered into a lease providing business premises for MCE in the United Kingdom. The office is located at Exchange House, 494 Midsummer Boulevard, Central Milton Keynes MK9 2EA. MCI has currently given notice of intent to terminate the lease. The lease will terminate on August 31, 2005. MCE is currently evaluating its leasing options.

On April 17, 2005, MCE began leasing business premises for a sales branch office in France. The office is located at ZAC Paris Rive Gauche, 118-122, avenue de France, France 75013. The lease expires on February 28, 2007.

MCIA leases business premises at 138 ShaTin Rural Committee Road, Unit 1717-19 and 1720-1721, 17th Floor, Grand Central Plaza, Tower 2, ShaTin, New Territories, Hong Kong. On October 1, 2004 the lease was renewed for an additional two years and will expire on September 30, 2006.

On December 1, 2004, MCIA entered into a lease for additional space at Unit No. 1709, 17th Floor, Grand Central Plaza, Tower 2, ShaTin, New Territories, Hong Kong. The lease expires on September 30, 2006.

MCIA entered into a lease providing business premises for MCIA at Unit A, 7th Floor, Guang Fa Building, 218 Ji Hua Road, Buji Town, Longgang District, Shenzhen, PRC. The lease expires on March 1, 2007.

Management believes that our leased facilities are adequate for the near term. However, as a result of our growth, management is reviewing alternatives for additional warehouse facilities in or around Mira Loma,

California and office facilities in San Diego, CA. At present management is unaware of any environmental issues affecting any of our premises.

Item 3. Legal Proceedings

On February 10, 2003, Electro Source filed a complaint against MCI, and Fire International, Ltd. (“Fire”), as well as other defendants, in the Superior Court in Los Angeles County, California entitled, Electro Source, LLC v. Fire International, Ltd., et al., Case No. BC 290076. On or about November 18, 2003, Electro Source amended its complaint to add us as a defendant. In its amended complaint, Electro Source asserted claims against us and MCI alleging misappropriation of trade secrets, conspiracy to defraud, interference with contractual relationship and interference with prospective economic advantage in connection with Fire’s agreement to supply MCI with product to be marketed under our GameShark brand and for the termination of Fire’s alleged prior business relationship with Electro Source.

Electro Source moved for a temporary restraining order to prevent MCI from marketing or otherwise distributing the GameShark products. After a hearing on the matter, the Court denied Electro Source’s motion and refused to enter the temporary restraining order. The parties have engaged in written and oral discovery, including depositions. On February 17, 2005, Mad Catz filed a cross-complaint against Electro Source alleging false advertising, state and federal unfair competition, libel per se, and trade libel arising out of some advertisements and internet statements. Discovery is proceeding on the cross-complaint. The trial date is set for August 31, 2005. While we intend to vigorously defend this matter, there can be no guarantee that we will ultimately prevail or that damages will not be assessed against us. An adverse determination by the Court or jury could seriously impact our revenues and our ability to continue to distribute the GameShark products.

On or about May 2, 2005, Mad Catz was served with a lawsuit filed by Freedom Wave LLC in the United States District Court for the Central District of California entitled, Freedom Wave LLC. v. Mad Catz, Inc. et al., Case No CV5 2954NM (PLAx). The complaint alleges that certain MCI products infringe U.S. patent numbers 6,878,066 and 6,280,327. MCI answered, denying the allegation in the complaint. The case is still in the early stages and no discovery has been requested by either party. No trial date has been set. We intend to vigorously defend the allegations of the complaint, however there can be no guarantee that we will ultimately prevail or that damages will not be assessed against MCI. An adverse determination by the Court or jury could seriously impact our revenues and our ability to continue to distribute the GameShark products.

Item 4. Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended March 31, 2005.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

The Company’s Common Stock commenced trading on the Toronto Stock Exchange (“TSX”) in December 1995 under the symbol “GTR.” The Common Stock began trading on the American Stock Exchange (“AMEX”) in the United States in September 1999 under the symbol “GIG.” In September 2001, the Common Stock began trading on both the AMEX and the TSX under the symbol “MCZ” to reflect our name change to Mad Catz Interactive, Inc. The following table sets forth, for the fiscal quarters indicated, the high and low market prices for the Company’s Common Stock on the AMEX and TSX:

		American Stock Exchange (U.S. $)		Toronto Stock Exchange (Canadian $)
		High	Low	High	Low
Fiscal 2005

	Fourth Quarter	$1.83	$0.81	$2.21	$0.99

	Third Quarter	0.86	0.49	1.09	0.62

	Second Quarter	0.61	0.43	0.80	0.57

	First Quarter	0.79	0.54	1.04	0.75
Fiscal 2004

	Fourth Quarter	1.29	0.66	1.72	0.87

	Third Quarter	1.36	0.75	1.80	1.01

	Second Quarter	0.95	0.59	1.26	0.77

	First Quarter	0.95	0.58	1.31	0.80

Holders

As of July 5, 2005, there were approximately 39 shareholders of record of our common stock with 54,244,383 shares outstanding.

Dividends

We have never declared or paid any dividends and do not expect to pay any dividends in the foreseeable future.

Issuer Purchases of Equity Securities

Neither our Company nor any affiliated purchaser repurchased any of our equity securities during fiscal 2005.

Item 6. Selected Financial Data

The summary of financial information set forth below is derived from and should be read in conjunction with the financial statements and notes thereto included elsewhere in this Annual Report on Form 10-K.

We report our financial statements in thousands of U.S. dollars, and have prepared our financial statements contained in this Form 10-K in accordance with generally accepted accounting principles (“GAAP”) in the United States, which vary in certain significant respects from GAAP in Canada. See Note 13 to the consolidated financial statements included in Item 8. Financial Statements and Supplementary Data, elsewhere in this Form 10-K, for a reconciliation of net income for fiscal years ended March 31, 2005, 2004 and 2003, determined in accordance with GAAP in the United States to the net income determined in accordance with GAAP in Canada.

	Years Ended March 31,
	(in thousands of U.S. dollars, except share and per share data)
	2005	2004*	2003*	2002*	2001*
Consolidated Statements of Operations Data:
Net sales	$112,071	$102,143	$91,658	$83,337	$58,472
Cost of sales	84,421	79,803	71,467	65,715	46,039

Gross profit	27,650	22,340	20,191	17,622	12,433
Operating expenses:
Sales and marketing	10,053	11,166	8,835	7,544	5,273
General and administrative	6,998	6,459	6,160	4,548	5,714
Research and development	897	1,079	936	860	629
Amortization of intangible assets	804	804	36	—	—
Amortization of goodwill (1)	—	—	—	977	997

Total operating expenses	18,752	19,508	15,967	13,929	12,613

Operating income (loss)	8,898	2,832	4,224	3,693	(180)
Interest expense, net	(1,203)	(1,330)	(1,758)	(1,232)	(1,278)
Foreign exchange gain (loss), net	(582)	91	(94)	61	(201)
Other income	202	98	47	—	—

Income (loss) from continuing operations before income taxes	7,315	1,691	2,419	2,522	(1,659)
Income tax expense	2,733	629	788	1,855	3,217

Income (loss) from continuing operations	4,582	1,062	1,631	667	(4,876)
Income (loss) from discontinued operations	—	—	—	302	(19,137)

Net income (loss)	$4,582	$1,062	$1,631	$969	$(24,013)

Net income (loss) per share from continuing operations	$0.09	$0.02	$0.03	$0.01	$(0.11)

Net income (loss) per share from discontinued operations	$—	—	—	$0.01	$(0.42)

Net income (loss) per share—basic	$0.09	$0.02	$0.03	$0.02	$(0.53)

Net income (loss) per share—diluted	$0.08	$0.02	$0.03	$0.02	$(0.53)

Shares used in calculation:
Basic	53,506,289	53,286,248	53,070,890	51,188,889	45,297,305
Diluted	54,481,162	53,983,127	53,689,972	51,956,695	45,297,305
Consolidated Selected Balance Sheet Data:
Cash	$1,085	$1,728	$1,234	$1,903	$1,455
Working capital	15,601	9,959	7,758	10,630	4,508
Goodwill and intangible assets, net	24,893	24,206	22,784	16,362	17,529
Total assets	79,136	65,923	65,591	50,195	45,668
Bank loan	12,100	15,182	17,077	4,335	8,671
Total shareholders’ equity	42,903	36,056	32,424	29,617	24,689

*	Recasted in accordance with U.S. GAAP

(1)	In accordance with Statement of Financial Accounting Standards No. 142 (“SFAS 142”), Goodwill and Other Intangible Assets, we discontinued amortizing goodwill beginning in fiscal year 2003.

EBITDA RECONCILIATION (Unaudited)

EBITDA, a non-GAAP financial measure, represents net income before interest, taxes, depreciation and amortization. EBITDA is not intended to represent cash flows for the period, nor is it being presented as an alternative to operating or net income as an indicator of operating performance and should not be considered in isolation or as a substitute for measures of performance prepared in accordance with generally accepted accounting principles. As defined, EBITDA is not necessarily comparable to other similarly titled captions of other companies due to potential inconsistencies in the method of calculation. We believe, however, that in addition to the performance measures found in our financial statements, EBITDA is a useful financial performance measurement for assessing our Company’s operating performance. Our management uses EBITDA as a measurement of operating performance in comparing our performance on a consistent basis over prior periods, as it removes from operating results the impact of our capital structure, including the interest expense resulting from our outstanding debt, and our asset base, including depreciation and amortization of our capital and intangible assets.

	Years Ended March 31, (in thousands, except per share data)
	2005	2004*	2003*	2002*	2001*
Net income (loss)	$4,582	$1,062	$1,631	$969	$(24,013)
Adjustments:
Interest expense	1,203	1,330	1,758	1,232	1,278
Income tax expense	2,733	629	788	1,855	3,217
Depreciation and amortization of capital assets	1,048	1,027	1,137	1,010	752
Amortization of intangible assets and goodwill	804	804	36	977	997

EBITDA	$10,370	$4,852	$5,350	$6,043	$(17,769)

*	Recasted in accordance with U.S. GAAP

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This section contains forward-looking statements involving risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors including those set out under “Risk Factors” herein. The following discussion should be read in conjunction with our consolidated financial statements and related notes contained elsewhere in this Annual Report.

Overview

Our Business

We are a leading provider of video game accessories and software marketed under the Mad Catz and GameShark brands. We design, manufacture (primarily through third parties in Asia), market and distribute accessories for all major video game platforms, including the Microsoft Xbox; Nintendo GameCube, Game Boy Advance, Game Boy Advance SP, DS and N64; Sony PlayStation, PlayStation 2 and PSP; and Nokia N-Gage QD. In addition, we design, manufacture (primarily through third parties in Asia), market and distribute accessories for the Apple iPod. Our products include video game accessories of all types, such as control pads, steering wheels, joysticks, memory cards, video cables, light guns, dance pads, microphones, car adapters and carry cases. We also market game enhancement software, and in November 2004, we published our first video game title, MC Groovz Dance Craze, on the Nintendo GameCube platform. The game included a dance pad and was developed by a third party developer.

Seasonality

We generate a substantial percentage of our net sales in the last three months of every calendar year, our fiscal third quarter. Our quarterly results of operations can be expected to fluctuate significantly in the future, as a result of many factors, including: seasonal influences on its sales; unpredictable consumer preferences and spending trends; the introduction of new video game platforms; the need to increase inventories in advance of our primary selling season; and timing of introductions of new products. See further discussion and sales by quarter under “Net Sales” below.

Transition to Next-Generation Consoles

Our industry is cyclical and we believe it has entered into a transition stage heading into the next cycle. Over the course of the next eighteen months, we expect Sony, Microsoft and Nintendo to introduce new video game consoles into the market. During this transition, we intend to continue to develop and market a range of accessories to work compatibly with the new console systems and to continue to provide accessories to the significant installed base of current consoles in the marketplace. The transition of consoles provides an opportunity for us to market products to the value oriented consumer. In addition, we will be expanding our European distribution and adding new revenue streams to leverage our existing infrastructure.

Foreign Currency

Approximately 18% of our annual sales are transacted outside the United States. The majority of our international business is presently conducted in currencies other than the U.S. dollar. Foreign currency transaction gains and losses arising from normal business operations are credited to or charged against earnings in the period incurred. As a result, fluctuations in the value of the currencies in which we conduct our business relative to the U.S. dollar will cause currency transaction gains and losses, which we have experienced in the past and continue to experience. Due to the substantial volatility of currency exchange rates, among other factors, we cannot predict the effect of exchange rate fluctuations upon future operating results. There can be no assurances that we will not experience currency losses in the future. In fiscal 2005 and fiscal 2004, we did not hedge against foreign currency exposure and we cannot predict the effect foreign currency fluctuations will have on us during fiscal 2006.

Conversion to U.S. GAAP

In connection with our past filings with securities regulators in Canada and the United States, we prepared and presented our financial data in accordance with Canadian GAAP. The financial information presented in this Annual Report has been prepared in accordance with U.S. GAAP, and, accordingly, the information in this Annual Report differs in certain respects from the information previously published. The treatment of stock-based compensation in fiscal years 2003, 2004 and 2005 differs under U.S. GAAP and Canadian GAAP. As a result, the financial data included in this Annual Report reflects changes to the previously reported stock-based compensation charges. In addition to these specific differences, certain other differences exist between U.S. and Canadian GAAP, all of which are discussed in “Notes to Consolidated Financial Statements- Note 13, Differences Between Accounting Principles Generally Accepted in the United States and in Canada.” We intend to continue to publish our financial information in the future in accordance with U.S. GAAP in reports on Form 10-K, 10-Q and 8-K and otherwise. To the extent required by securities regulations in Canada in order to maintain our listing on the Toronto Stock Exchange, we will publish reconciliations to Canadian GAAP in our future filings with regulatory authorities in Canada.

Critical Accounting Policies

Our consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, contingent assets and liabilities, and revenue and expenses during the reporting periods. The policies discussed below are considered by management to be critical because they are not only important to the portrayal of our financial condition and results of operations but also because application and interpretation of these policies requires both judgment and estimates of matters that are inherently uncertain and unknown. As a result, actual results may differ materially from our estimates.

Revenue Recognition

We generate revenue from the sale of our products, including interactive software licensed from third party developers. We recognize revenue based on the applicable provisions of Staff Accounting Bulletin No. 104, “Revenue Recognition” and on the criteria set forth in Statement of Position 97-2, “Software Revenue Recognition.” Accordingly, we recognize revenue when all of these occur (1) there is persuasive evidence that an arrangement with our customer exists, which is generally a customer purchase order, (2) the products are delivered, which occurs when the products are shipped and risk of loss has been transferred to the customer, (3) the selling price is fixed or determinable and (4) collection of the customer receivable is deemed probable. Our payment arrangements with customers typically provide net 30 and 60-day terms.

Revenues from sales to authorized resellers are subject to terms allowing price protection, certain rights of return and allowances for customer marketing programs. Reserves for price protection are recorded when the price protection program is approved. Allowances for estimated future returns and customer marketing programs are provided for upon revenue recognition. Such amounts are estimated and periodically adjusted based on historical and anticipated rates of returns, inventory levels and other factors and are recorded as a reduction of revenue or operating expense in accordance with EITF 01-9.

Customer Marketing Programs

We record allowances for customer marketing programs, including certain rights of return, price protection, volume-based cash incentives and cooperative advertising. The estimated cost of these programs is accrued as a reduction to revenue or as an operating expense in the period we have sold the product or committed to the program. Significant management judgments and estimates must be used to determine the cost of these programs in any accounting period.

We grant limited rights of return for certain products. Estimates of expected future product returns are based on analyses of historical returns and information regarding inventory levels and the demand and acceptance of our products by the end consumer.

Consistent with industry standards and practices, on a product-by-product basis by customer, we allow price protection credits to be issued to retailers in the event of a subsequent price reduction. In general, price protection refers to the circumstances when we elect to decrease the price of a product by a certain amount and issue credits to our customers to protect the customers from lower profit margins on their inventory of our products as a result of reduction in competitive prices. The decision to effect price reductions is influenced by retailer inventory levels, product lifecycle stage, market acceptance, competitive environment and new product introductions. Credits are issued based upon the number of units that customers have on hand at the date of the price reduction. Upon approval of a price protection program, reserves for the estimated amounts to be reimbursed to qualifying customers are established. Reserves are estimated based on analyses of qualified inventories on hand with retailers and distributors.

We enter into cooperative advertising arrangements with many of our customers allowing customers to receive a credit for various advertising programs. The amounts of the credits are based on specific dollar-value programs or a percentage of sales, depending on the terms of the program negotiated with the individual customer. The objective of these programs is to encourage advertising and promotional events to increase sales of our products. Accruals for the estimated costs of these advertising programs are recorded based on the specific negotiations with individual customers in the period in which the revenue is recognized. We regularly evaluate the adequacy of these cooperative advertising program accruals.

We also offer volume rebates to several of our customers and record reserves for such rebates as a reduction of revenue at the time revenue is recognized. Estimates of required reserves are determined based on programs negotiated with the specific customers.

Future market conditions and product transitions may require us to take action to increase customer programs and incentive offerings that could result in incremental reductions to revenue or increased operating expenses at the time the incentive is offered.

Allowance for Doubtful Accounts

We sell our products in the United States and internationally primarily through retailers. We generally do not require any collateral from our customers. However, we seek to control our credit risk through ongoing credit evaluations of our customers’ financial condition and by purchasing credit insurance on European accounts receivable balances.

We regularly evaluate the collectibility of our accounts receivable and we maintain an allowance for doubtful accounts which we believe is adequate. The allowance is based on management’s assessment of the collectibility of specific customer accounts, including their credit worthiness and financial condition, as well as historical experience with bad debts, receivables aging and current economic trends.

Our customer base is highly concentrated and a deterioration of a significant customer’s financial condition, or a decline in the general economic conditions could cause actual write-offs to be materially different from the estimated allowance. As of March 31, 2005, one customer represented 26% and another customer represented 23% of total accounts receivable. The customers comprising the eight highest outstanding trade receivable balances accounted for approximately 86% of total accounts receivables as of March 31, 2005. If any of these customer’s receivable balances should be deemed uncollectible, we would have to make adjustments to our allowance for doubtful accounts, which could have an adverse affect on our financial condition and results of operations in the period the adjustments are made.

Inventory

We value inventory at the lower of cost or market value and we regularly review inventory quantities on hand and in the retail channel in order to recognize any loss of utility in the period incurred.

Software Development Costs

Software development costs primarily consist of payments made to independent software developers under development agreements. The Company accounts for software development costs in accordance with SFAS No. 86, “Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed,” which provides for the capitalization of certain software development costs incurred after technological feasibility of the software is established or for development costs that have alternative future uses. Under our current practice of developing new products, the technological feasibility of the underlying software is not established until substantially all product development is complete and the first playable version is delivered. The software development costs that have been capitalized to date have been insignificant.

Royalties and Intellectual Property Licenses

Royalty and license expenses consist of royalties and license fees paid to intellectual property rights holders for use of their trademarks, copyrights, software, technology or other intellectual property or proprietary rights in the development or sale of our products. Royalty payments to independent software developers are payments for the development of intellectual property related to our games.

Royalty-based payments that are paid in advance are generally capitalized and expensed to cost of goods sold at the greater of the contractual or effective royalty rate based on net product sales. With regard to payments made to independent software developers and co-publishing affiliates, the Company is generally subject to development risk prior to the general release of the product. Accordingly, payments that are due prior to completion of the product are generally expensed as research and development as the services are incurred. Payments due after the general release of the product (primarily royalty-based in nature) are generally expensed as cost of goods sold at the higher of the contractual or effective royalty rate based on net product sales.

Valuation of Goodwill

We have recorded goodwill in connection with the acquisitions we have completed in prior periods. SFAS No. 142, “Goodwill and Other Intangible Assets” prohibits amortization of goodwill and intangible assets with indefinite useful lives but instead requires testing for impairment at least annually. We review goodwill for impairment as of April 1st of each fiscal year or when an event or a change in facts and or circumstances indicates the fair value of a reporting unit may be below its carrying amount. We have completed our annual assessment of impairment in accordance with SFAS No. 142, which did not indicate any impairment of goodwill as of March 31, 2005 and 2004.

RESULTS OF OPERATIONS

Fiscal Year Ended March 31, 2005 Compared to Fiscal Year Ended March 31, 2004

Net Sales

From a geographical perspective, our net sales for the fiscal years ended March 31, 2005 and 2004 were as follows (in thousands):

	Year Ended March 31, 2005		Year Ended March 31, 2004		$ Change	% Change
	Net sales	% of total	Net sales	% of total
United States	$91,436	82%	$81,434	80%	$10,002	12.3%
Canada	9,419	8%	6,644	7%	2,775	41.8%
Europe	10,981	10%	10,128	9%	853	8.4%
Other countries	235	0%	3,937	4%	(3,702)	(94.0)%

Consolidated net sales	$112,071	100%	$102,143	100%	$9,928	9.7%

Net sales in fiscal 2005 increased 9.7% from fiscal 2004. This increase was primarily due to new product introductions of $17.3 million, offset by a decrease of $8.0 million in accessories and other products. Net sales in the United States increased $10.0 million over the prior year due primarily to sales of new controllers of $10.3 million and sales of our first published software title of $2.9 million, offset by a decrease in sales of $3.2 million related to game enhancement software and $2.0 million related to other products, such as Game Boy Advance accessories. Net sales in Canada increased $2.8 million primarily due to sales of new controllers of $1.0 million and additional product sales at a majority of our existing customer base. The net sales increase in Europe of $0.9 million was due to additional product sales of approximately $2.5 million at two existing customers, offset by the loss of revenue due to console shortages and lower holiday sales at one existing customer. The net sales decrease in other countries was due to non-recurring OEM sales in the second and third quarters of fiscal 2004.

Our sales by quarter were as follows (in thousands):

	Year Ended March 31, 2005		Year Ended March 31, 2004
	Net sales	% of total	Net sales	% of total
1st quarter	$16,719	15%	$17,812	17%
2nd quarter	20,670	18%	21,281	21%
3rd quarter	52,844	47%	41,982	41%
4th quarter	21,838	20%	21,068	21%

Total	$112,071	100%	$102,143	100%

In fiscal 2005, third quarter sales included the release of our first published software title, MC Groovz Dance Craze for the Nintendo GameCube and the launch of our Incredibles licensed accessory line and our Nintendo DS accessories. In fiscal 2004, first quarter sales included the launch of the GameShark line of products, followed in the second quarter by new product sales to Microsoft of the music mixer microphone and slower sales in the third and fourth quarters, consistent with slower industry results.

Our sales by product group are allocated as follows:

	Year Ended March 31,
	2005	2004
PlayStation 2	30%	34%
Xbox	23%	23%
GameCube	15%	12%
Handheld Consoles(a)	12%	9%
PlayStation	4%	8%
All others	16%	14%

Total	100%	100%

(a)	Handheld consoles include Game Boy Advance, Game Boy Advance SP, Nintendo DS and Sony PSP.

Our sales by product category are allocated as follows:

	Year Ended March 31,
	2005	2004
Control pads	46%	40%
Bundles	14%	15%
Software(b)	11%	11%
Steering wheels	10%	10%
Memory	5%	7%
All others	14%	17%

Total	100%	100%

(b)	Software includes game enhancement software and published software with related accessories.

Gross Profit

Gross profit is defined as net sales less cost of sales. Cost of sales consists of product costs, cost of licenses and royalties, cost of freight-in and freight-out and distribution center costs, including depreciation and other overhead.

The following table presents net sales, cost of sales and gross profit for fiscal years ended March 31, 2005 and 2004 (in thousands):

	Year Ended March 31,
	2005		2004
	Amount	% of Net Sales	Amount	% of Net Sales	$ Change	% Change
Net sales	$112,071	100.0%	$102,143	100.0%	$9,928	9.7%
Cost of sales	84,421	75.3%	79,803	78.1%	4,618	5.8%

Gross profit	$27,650	24.7%	$22,340	21.9%	$5,310	23.8%

Gross profit in fiscal 2005 increased 23.8% from fiscal 2004 while gross profit as a percentage of net sales, or gross profit margin, increased from 21.9% in fiscal 2004 to 24.7% in fiscal 2005. The increase in gross profit and margin is due to the addition of software and licensed products, which have higher average selling prices and margins than our other products, as well as improved manufacturing costs and lower freight costs in fiscal 2005.

Operating Expenses

Operating expenses for fiscal years ended March 31, 2005 and 2004 were as follows (in thousands):

	March 31, 2005	% of Net Sales	March 31, 2004	% of Net Sales	$ Change	% Change
Sales and marketing	$10,053	9.0%	$11,166	10.9%	$(1,113)	(10.0)%
General and administrative	6,998	6.2%	6,459	6.3%	539	8.3%
Research and development	897	0.8%	1,079	1.1%	(182)	(16.9)%
Amortization of intangible assets	804	0.7%	804	0.8%	0	0%

Total operating expenses	$18,752	16.7%	$19,508	19.1%	$(756)	(3.9)%

Sales and Marketing Expenses.  Sales and marketing expenses consist primarily of payroll, commissions, participation at trade shows and travel costs for our worldwide sales and marketing staff, advertising and costs of operating our GameShark.com website. The decrease in sales and marketing expenses is primarily due to reduction in costs of operating our GameShark.com website due to bringing the hosting in-house, reduction in costs related to the E3 trade show and decreased cooperative advertising by customers during fiscal 2005.

General and Administrative.  General and administrative expenses include salaries and benefits for our executive and administrative personnel and other expenses, such as facilities costs and professional services, such as legal and accounting. The increase in general and administrative expenses is primarily due to additional incentive compensation expenses, resulting from the improved fiscal 2005 financial performance and increased legal and accounting fees, offset by a reduction in costs resulting from the consolidation of our Canadian corporate office to our San Diego office.

Research and Development.  Research and development expenses include the costs of developing and enhancing new and existing products in addition to the costs of developing software products. The decrease in research and development expenses is primarily a result of reduced product enhancement research due to the impending new console releases and the utilization of external software developers for the development of our first software product.

Amortization of Intangible Assets.  Amortization of intangible assets results from our acquisition of GameShark in January 2003. Intangible assets with defined useful lives are being amortized over the estimated useful life of the assets ranging from 3 to 7 years.

Interest Expense, Foreign Exchange Gain (Loss) and Other Income

Interest expense, foreign exchange gain (loss) and other income for fiscal years ended March 31, 2005 and 2004 was as follows (in thousands):

	March 31, 2005	% of Net Sales	March 31, 2004	% of Net Sales	$ Change	% Change
Interest expense	$(1,203)	1.1%	$(1,330)	1.3%	$127	9.5%
Foreign exchange gain (loss)	$(582)	0.5%	$91	0.1%	$(673)	(739.6)%
Other income	$202	0.2%	$98	0.1%	$104	106.1%

The decrease in interest expense is attributed to lower bank loan balances during fiscal 2005. The primary reason for the foreign exchange loss in fiscal 2005 was the impact of the international sales in Europe and Canada leading to exchange rate exposure from the currency fluctuations against the U.S. dollar during the year. Other income primarily consists of advertising income from our GameShark.com website and royalties paid by an unrelated third party to distribute our products in Australia. The increase in other income is primarily due to increased advertising income on the GameShark.com website.

Income Tax Expense

Income tax expense for fiscal years ended March 31, 2005 and 2004 was as follows (in thousands):

March 31, 2005	Effective Tax Rate	March 31, 2004	Effective Tax Rate	$ Change	% Change
$2,733	37.4%	$629	37.2%	$2,104	334.5%

Income tax expense increased due to the increase in income generated by increased sales and reduced costs primarily in the United States. The effective tax rate is a blended rate for different jurisdictions in which the Company operates.

Net Income and Net Income Per Share

Net income for fiscal years ended March 31, 2005 and 2004 was as follows (in thousands):

March 31, 2005	% of Net Sales	March 31, 2004	% of Net Sales	$ Change	% Change
$4,582	4.1%	$1,062	1.0%	$3,520	331.5%

Net income in fiscal 2005 was increased primarily due to the reasons discussed above. Net income per diluted share for the fiscal year ended 2005 was $0.08 ($0.09 per basic share), compared to basic and diluted net income per share of $0.02 for the fiscal year ended 2004. Net income per share is calculated using the weighted average number of basic and diluted shares outstanding during the fiscal year ended March 31, 2005, which were 53,506,289 basic and 54,481,162 diluted shares, compared to 53,286,248 basic and 53,983,127 diluted shares during the fiscal year ended March 31, 2004.

Fiscal Year Ended March 31, 2004 Compared to March 31, 2003

Net Sales

From a geographical perspective, our net sales for the fiscal years ended March 31, 2004 and 2003 were as follows (in thousands):

	Year Ended March 31, 2004		Year Ended March 31, 2003		$ Change	% Change
	Net sales	% of total	Net sales	% of total
United States	$81,434	80%	$66,395	72%	$15,039	22.7%
Canada	6,644	7%	4,511	5%	2,133	47.3%
Europe	10,128	9%	16,624	18%	(6,496)	(39.1)%
Other countries	3,937	4%	4,128	5%	(191)	(4.6)%

Consolidated net sales	$102,143	100%	$91,658	100%	$10,485	11.4%

Net sales in fiscal 2004 increased 11.4% from fiscal 2003. This increase was primarily due to additional products, including products offered under the GameShark brand, resulting in increased sales to existing customers, offset by a decrease in revenues due to the expiration of our international license for the Sony

PlayStation 2 memory card in November 2002, which generated sales through April 2003. The increase in United States net sales was primarily attributed to $10.5 million of GameShark product sales and $3.1 million of OEM sales. The increase in net sales in Canada was primarily due to increased product placement within the existing customer base, sales to two new customers and $0.4 million of GameShark product sales. The decrease in net sales in Europe was due to $11.5 million less sales due to the expiration of the PS2 memory card license, offset by an additional $4.4 million of net sales resulting from increased product placement at existing customers and $0.7 million of sales to new customers. The decrease in net sales in other countries is due entirely to a smaller customer base in these locations.

Our sales by quarter were as follows (in thousands):

	Year Ended March 31, 2004		Year Ended March 31, 2003
	Net sales	% of total	Net sales	% of total
1st quarter	$17,812	17%	$12,652	14%
2nd quarter	21,281	21%	17,312	19%
3rd quarter	41,982	41%	40,051	44%
4th quarter	21,068	21%	21,643	23%

Total	$102,143	100%	$91,658	100%

In fiscal 2004, first quarter sales included the launch of the GameShark line of products, followed in the second quarter by new product sales to Microsoft of the music mixer microphone and slower sales in the third and fourth quarters, consistent with slower industry results.

Our sales by product group are allocated as follows:

	Year Ended March 31,
	2004	2003
PlayStation 2	34%	40%
Xbox	23%	23%
Game Cube	12%	9%
Handheld Consoles(a)	9%	10%
PlayStation	8%	7%
All others	14%	11%

Total	100%	100%

(a)	Handheld consoles include Game Boy Advance and Game Boy Advance SP.

Our sales by product category are allocated as follows:

	Year Ended March 31,
	2004	2003
Control pads	40%	43%
Bundles	15%	12%
Software	11%	0%
Steering wheels	10%	8%
Memory	7%	22%
All others	17%	15%

Total	100%	100%

Gross Profit

The following table presents net sales, cost of sales and gross profit for fiscal years ended March 31, 2004 and 2003 (in thousands):

	Year Ended March 31,
	2004		2003
	Amount	% of Net Sales	Amount	% of Net Sales	$ Change	% Change
Net sales	$102,143	100.0%	$91,658	100.0%	$10,485	11.4%
Cost of sales	79,803	78.1%	71,467	78.0%	8,336	11.7%

Gross profit	$22,340	21.9%	$20,191	22.0%	$2,149	10.6%

Gross profit in fiscal 2004 increased 10.6% from fiscal 2003 due to the overall increase in sales for the fiscal year. Gross profit as a percentage of net sales, or gross profit margin, remained consistent from year to year. Although, factory product costs and royalties were reduced during fiscal 2004, they were offset by increased freight and distribution center costs resulting from increased unit volumes and larger cube size products shipped during fiscal 2004.

Operating Expenses

Operating expenses for fiscal years ended March 31, 2004 and 2003 were as follows (in thousands):

	March 31, 2004	% of Net Sales	March 31, 2003	% of Net Sales	$ Change	% Change
Sales and marketing	$11,166	10.9%	$8,835	9.6%	$2,331	26.4%
General and administrative	6,459	6.3%	6,160	6.7%	299	4.9%
Research and development	1,079	1.1%	936	1.0%	143	15.3%
Amortization of intangible assets	804	0.8%	36	0.0%	768	2133.3%

Consolidated operating expenses	$19,508	19.1%	$15,967	17.4%	$3,541	22.2%

Sales and Marketing Expenses.  In fiscal 2004, we continued to incur higher sales and marketing expenses related to cooperative advertising in some of our retail customers, particularly in Europe. These expenses were intended to establish the Mad Catz brand at the retail outlets and in the markets they serve. The increase in sales and marketing expense also reflects additional cost related to sales growth and expenses associated with the launch of the GameShark line of products.

General and Administrative.  The increase in general and administrative expenses is primarily due to additional compensation and facility expenses, offset by a decrease in legal and tax consultant fees.

Research and Development.  The increase in research and development expenses is related to the development of new product designs.

Amortization of Intangible Assets.  Amortization of intangible assets results from our acquisition of GameShark in January 2003. The increase in amortization is due to the timing of the acquisition, resulting in a full year of amortization in fiscal 2004 compared to less than two months of amortization in fiscal 2003.

Interest Expense, Foreign Exchange Gain (Loss), and Other Income

Interest expense, foreign exchange gain (loss) and other income for fiscal years ended March 31, 2004 and 2003 was as follows (in thousands):

	March 31, 2004	% of Net Sales	March 31, 2003	% of Net Sales	$ Change	% Change
Interest expense	$(1,330)	1.3%	$(1,758)	1.9%	$428	24.3%
Foreign exchange gain (loss)	$91	0.1%	$(94)	0.1%	$185	196.8%
Other income	$98	0.1%	$47	0.1%	$51	108.5%

The decrease in interest expense is attributed to lower bank loan balances and the elimination of deferred financing fees, which were fully amortized as of the end of the first quarter of fiscal 2004. Foreign exchange gains and losses result from fluctuations in the value of the currencies in which we conduct our business relative to the U.S. dollar. The increase in other income is due to advertising income from the GameShark.com website.

Income Tax Expense

Income tax expense for fiscal years ended March 31, 2004 and 2003 was as follows (in thousands):

March 31, 2004	Effective Tax Rate	March 31, 2003	Effective Tax Rate	$ Change	% Change
$629	37.2%	$788	32.6%	$(159)	(20.2)%

Changes in income tax expense from one period to the next reflects changes in the jurisdiction of taxable income and the related tax rates for each foreign jurisdiction in which we do business. The effective tax rate is a blended rate for different jurisdictions.

Net Income and Net Income Per Share

Net income for fiscal years ended March 31, 2004 and 2003 was as follows (in thousands):

March 31, 2004	% of Net Sales	March 31, 2003	% of Net Sales	$ Change	% Change
$1,062	1.0%	$1,631	1.8%	$(569)	(34.9)%

Net income in fiscal 2004 decreased primarily due to the reasons discussed above. Basic and diluted net income per share was $0.02 in fiscal 2004 and $0.03 in fiscal 2003. Net income per share is calculated on the basis of the weighted average number of basic common shares outstanding during the year of 53,286,248 (53,983,127 diluted) compared to 53,070,890 (53,689,972 diluted) in the previous year.

Impact of Recently Issued Accounting Standards

In December 2004, the FASB issued Statement No. 123 (revised 2004) (“SFAS 123R”), “Share-Based Payment.” SFAS 123R replaced SFAS 123, “Accounting for Stock-Based Compensation” and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and amends Statement No. 95, “Statement of Cash Flows.” SFAS 123R will require companies to recognize compensation expense, using a fair-value based method, for all share-based payments including stock options and other forms of stock-based compensation. SFAS No. 123R allows measurement of the cost of share-based payment transactions to employees at the fair value of the award on the grant date and recognition of expense over the requisite service or vesting period. SFAS No. 123R allows implementation using a modified version of prospective application, under which compensation expense for the unvested portion of previously granted awards and all new awards will be recognized on or after the date of adoption. SFAS No. 123R also allows companies to adopt SFAS No. 123R by restating previously issued financial statements, basing the amounts on the expense previously calculated and reported in their pro forma footnote disclosures required under SFAS No. 123. In addition, in March 2005, the Securities and Exchange Commission (“SEC”) released SEC Staff Accounting Bulletin No. 107, “Share-Based Payment” (“SAB No. 107”). SAB No. 107 provides the SEC staff’s position regarding the application of SFAS No. 123R and certain SEC rules and regulations, and also provides the staff’s views regarding the valuation of share-based payment arrangements for public companies. In April 2005, the SEC approved an amendment to Rule 4-01(a) of Regulation S-X to amend the date for compliance with SFAS No. 123R. In accordance with this amendment, the accounting provisions of SFAS No. 123R are effective for annual periods beginning after June 15, 2005. We are required to adopt SFAS No. 123R no later than the first quarter of fiscal 2007. We are evaluating the requirements of SFAS No. 123R and SAB No. 107 and we do not expect the adoption of these pronouncements to have a significant impact on our consolidated results of operations.

In November 2004, the FASB issued Statement No. 151 (“SFAS No. 151”), “Inventory Costs—an Amendment of ARB 43, Chapter 4,” to provide clarification that abnormal amounts of idle facility expense, freight, handling costs, and wasted material be recognized as current-period charges. In addition, SFAS No. 151 requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. The provisions of this standard are effective for fiscal years beginning after June 15, 2005. The adoption of this standard is not expected to have a material impact on our future consolidated financial statements.

In December 2004, the FASB issued Statement No. 153 (“SFAS No. 153”), “Exchange of Non-monetary Assets—an amendment of APB Opinion No. 29.” SFAS No. 153 amends APB No. 29, “Accounting for Non-monetary Transactions” to eliminate the exception for non-monetary exchanges of similar productive assets and replaces it with a general exception for exchanges of non-monetary assets that do not have commercial substance. SFAS No. 153 is effective for non-monetary exchanges occurring in fiscal periods beginning after June 15, 2005. We expect the adoption of SFAS No. 153 will not have a material impact on our future consolidated financial statements.

Liquidity and Capital Resources

Sources of Liquidity

	As of and for the Year Ended March 31,		Change
(in thousands)	2005	2004
Cash	$1,085	$1,728	$(643)

Percentage of total assets	1.4%	2.6%
Cash provided by operating activities	$3,837	$3,542	$295
Cash used in investing activities	(1,402)	(911)	491
Cash used in financing activities	(2,524)	(1,737)	787
Effect of foreign exchange on cash	(554)	(400)	(154)

Net increase (decrease) in cash	$(643)	$494

At March 31, 2005, available cash was approximately $1.1 million compared to cash of approximately $1.7 million at March 31, 2004. Over the last two fiscal years, our primary sources of liquidity have included a revolving line of credit (as discussed below under Cash Flows from Financing Activities), cash on hand at the beginning of the year and cash flows generated from operations. We have also generated cash flows from the issuance of our common stock to employees through the exercise of options.

Cash Flows from Operating Activities

Our cash flows from operating activities have typically included the collection of customer receivables generated by the sale of our products, offset by payments to vendors for materials and manufacture of our products. For the year ended March 31, 2005, cash flows from operating activities were $3.8 million compared to $3.5 million for the year ended March 31, 2004. The principal components comprising cash flows from operating activities for fiscal 2005 included favorable operating results and increases in accounts payable, partially offset by increases in accounts receivable and other receivables and inventories.

Cash Flows from Investing Activities

During the two most recent fiscal years, investing activities have consisted of capital expenditures to support our operations. Cash used in investing activities was $1.4 million in fiscal 2005 and $0.9 million in fiscal 2004.

Cash Flows from Financing Activities

Cash used in financing activities during fiscal 2005 and 2004 was a result of repayments of our line of credit, offset in part by proceeds from the issuance of our common stock upon the exercise of stock options. For the year ended March 31, 2005, cash used in financing activities was $2.5 million compared to $1.7 million in fiscal 2004. We are focused on effectively managing our overall liquidity position by continuously monitoring expenses and managing our accounts receivable collection efforts.

We maintain a Credit Facility (the “Credit Facility”) with Wachovia Capital Finance Corporation (Central) (“Wachovia”), formerly Congress Financial Corporation (Central), which allows us to borrow up to $35 million under a revolving line of credit, subject to the availability of eligible collateral (accounts receivable and inventory), which changes throughout the year. The line of credit accrues interest on the daily outstanding balance at the U.S. prime rate plus 0.75% per annum, and must be repaid in United States dollars. In addition, the Company is required to pay a monthly service fee of $2,000 and an unused line fee equal to 0.25%. The Credit Facility is secured by a first priority security interest in MCI’s inventories, equipment, accounts receivable and investment properties and a pledge in favor of Wachovia of all of the shares of capital stock of our subsidiaries. The Credit Facility is guaranteed by the Company and requires us to adhere to specified financial operating guidelines. See Note 6 to the consolidated financial statements included in Item 8. Financial Statements and Supplementary Data, elsewhere in this Form 10-K.

The Credit Facility is scheduled to expire on September 25, 2005 and will automatically renew for an additional one-year period unless either party gives written notice to the other party seeking to terminate the Credit Facility at least 60 days prior to the expiration date. Although Wachovia agreed to extend the expiration date of the Credit Facility in each of our last two fiscal years, we do not know the likelihood that they will agree to further extend the expiration of the Credit Facility following September 25, 2005. If Wachovia is unwilling to extend the expiration of the Credit Facility beyond September 25, 2005 on terms acceptable to us, or if we are unable to comply with the restrictive and financial covenants contained in the Credit Facility, Wachovia may declare the outstanding borrowings under the facility immediately due and payable. In such an event, our liquidity will be materially adversely affected, which could in turn have a material adverse impact on our future financial position and results of operations. We expect to renew or obtain new financing in the ordinary course of business.

We also established a separate credit line under the Credit Facility of $10.0 million, which may be utilized, with Wachovia’s consent, for acquisitions. To date, we have not drawn against this line of credit.

At March 31, 2005 the outstanding balance on our line of credit was $12.1 million and our weighted average annual interest rate during fiscal 2005 was 5.6%. We must meet an adjusted tangible net worth covenant to access the line of credit. At March 31, 2005, we were in compliance with this loan covenant. At May 31, 2005, the outstanding balance under our line of credit was $16.4 million.

We believe that our available cash balances, anticipated cash flows from operations and available line of credit will be sufficient to satisfy our operating needs for at least the next twelve months. However, we operate in a rapidly evolving and often unpredictable business environment that may change the timing or amount of expected future cash receipts and expenditures. Accordingly, there can be no assurance that we may not be required to raise additional funds through the sale of equity or debt securities or from additional credit facilities. Additional capital, if needed, may not be available on satisfactory terms, if at all. Furthermore, additional debt financing may contain more restrictive covenants than our existing debt.

Contractual Obligations and Commitments

The following summarizes our contractual payment obligations at March 31, 2005:

	Payments Due ($000’s)
	Total	Less Than 1 Year	1-3 Years	3-5 Years
Bank loan (excludes interest)	$12,100	$12,100	$—	$—
Operating leases	1,339	959	380	—
Royalty & license guaranteed commitments	7,014	6,954	60	—
Payment obligations(a)	6,617	301	6,316	—

Total	$27,070	$20,314	$6,756	$—

(a)	Payment obligations primarily represent our maximum liability under our agreement with Fire.

As of March 31, 2005 and 2004, we did not have any relationships with unconsolidated entities or financial parties, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As such, we are not exposed to any financing, liquidity, market, or credit risk that could arise if we had engaged in such relationships.

RISK FACTORS

You should consider each of the following factors, as well as the other information in this Annual Report, and in our other filings with the SEC, before deciding whether to invest in or continue to hold our common stock. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties not presently known to us or that we currently consider immaterial may also impair our business operations. If any of the following risks actually occur, our business and financial results could be harmed. In that case, the trading price of our common shares could decline. You should also refer to the other information set forth in this Annual Report, including our financial statements and the related notes.

Risks Concerning Our Customers and Products

A significant portion of our revenue is derived from a few large customers.

The vast majority of our sales are generated from a small number of large customers. Our top three customers accounted for approximately 47% of our gross sales in fiscal 2005 and our top two customers accounted for approximately 39% of our gross sales in fiscal 2004 and 34% in fiscal 2003. In fiscal 2005, our three largest customers were Wal-Mart, EB Games and GameStop. Our top 10 customers accounted for approximately 78% of gross sales in fiscal 2005, 79% in fiscal 2004 and 76% in fiscal 2003.

We do not have long-term agreements with these or other significant customers and our agreements with these customers do not require them to purchase any specific number or amount of our products. As a result, agreements with respect to pricing, shelf space, cooperative advertising or special promotions, among other things, are subject to periodic negotiation with each customer. No assurance can be given that these or other customers will continue to do business with us or that they will maintain their historical levels of business. The loss of any of our significant customers could have a material adverse effect on our business, results of operations, financial condition and liquidity. In addition, the uncertainty of product orders can make it difficult to forecast our sales and allocate our resources in a manner consistent with actual sales, and our expense levels are based in part on our expectations of future sales. If our expectations regarding future sales are inaccurate, we may be unable to reduce costs in a timely manner to adjust for sales shortfalls.

A significant portion of our revenue is derived from a few core product categories.

We are dependent on a small number of core product categories to generate a significant proportion of our revenues. Our top 10 core products accounted for approximately 42% of gross sales in fiscal 2005, 42% in fiscal 2004, and 51% in fiscal 2003. No assurance can be given that these or other products will continue to have consumer acceptance or that they will maintain their historical levels of sales. The loss of one or more of these products could have a material adverse effect on our business, results of operations, financial condition and liquidity.

We must constantly change our product mix to respond to changes in the market. If we fail to introduce new products, our sales and profitability could be harmed.

At the end of fiscal 2005, we had approximately 119 active products. We define “active products” as products that have maintained gross sales in excess of $5,000 per quarter. Each product may be configured and sold in a number of different stock keeping units. In fiscal 2005 we introduced approximately 92 new products and discontinued approximately 85 products for a net increase of approximately 7 active products. At the end of fiscal 2004, we had approximately 112 active products. In fiscal 2004 we introduced approximately 63 new products and discontinued approximately 67 products for a net decrease of approximately 4 active products. At the end of fiscal 2003, we had approximately 116 active products. In fiscal 2003, we introduced approximately 71 new products and discontinued approximately 38 products for a net increase of approximately 33 active products. At the end of fiscal 2002, we had approximately 83 active products.

If we do not introduce new products in a timely and efficient manner and in accordance with our operating plans, our results of operations, financial condition and liquidity could be negatively and materially affected.

Our financial results are dependent on timely introduction of new products, and any failure to introduce new products to the marketplace may materially adversely affect our business, results of operations, financial condition and liquidity. Our product mix constantly changes.

New products introduced within the fiscal year accounted for approximately 11% of gross sales in fiscal 2005, 13% in fiscal 2004, and 30% in fiscal 2003. In addition, new bundles, consisting of a number of new and/ or existing products sold in the same package, introduced within the fiscal year accounted for approximately 9% of sales in fiscal 2005, 10% in 2004 and 6% in 2003. There are numerous steps required to develop a product from conception to commercial introduction and to ensure timely shipment to retail customers, including designing, sourcing and testing the electronic components, receiving approval of hardware and other third party licensors, factory availability and manufacturing and designing the graphics and packaging. Any difficulties or delays in the product development process will likely result in delays in the contemplated product introduction schedule. It is common in new product introductions or product updates to encounter technical and other difficulties affecting manufacturing efficiency and, at times, the ability to manufacture the product at all. Although these difficulties can be corrected or improved over time with continued manufacturing experience and engineering efforts, if one or more aspects necessary for the introduction of products are not completed as scheduled, or if technical difficulties take longer than anticipated to overcome, the product introductions will be delayed, or in some cases may be terminated. No assurances can be given that products will be introduced in a timely fashion, and if new products are delayed, our sales and revenue growth may be limited or impaired.

The typical life cycle of successful video game accessories is similar to the life of video game consoles, which historically has ranged from two to ten years. The extended life cycle is due to the continuing sales of the PlayStation platform since its introduction in 1995, and Sony’s contention that PlayStation 2 will have strong sales for ten years. Factors such as competition for access to retail shelf space, consumer preferences and seasonality could result in the shortening of the life cycle for older products and increase the importance of our ability to release new products on a timely basis. We must introduce new products in order to generate new revenues and/or to replace declining revenues from older products. The complexity of new video game systems has resulted in higher development expenses, longer development cycles, and the need to carefully monitor and plan the product development process.

Some of our products have been only recently introduced and although they may experience strong initial market acceptance, no assurance can be given that any initial acceptance will result in future sales. As a general matter, we expect that sales of these products will decline over the product’s life cycle. We cannot predict the length of the life cycle for any particular product. In order to control costs, and take advantage of the limited shelf space provided to us, we must periodically discontinue some of our product offerings. Our long-term operating results will therefore depend largely upon our continued ability to conceive, develop and introduce new appealing products at competitive prices.

We depend upon third parties to develop products and software.

Our business is dependent upon the continued development of new and enhanced video game platforms by first party manufacturers, such as Sony, Microsoft and Nintendo, and video games by software publishers, such as Electronic Arts and Take-Two Interactive Software. Our business could suffer if any of these parties fail to develop new or enhanced video game platforms or popular game and entertainment titles for current or future generation platforms. If a platform is withdrawn from the market or fails to sell, we may be forced to liquidate our inventories or accept returns resulting in significant losses.

During 2005, Sony, Microsoft and Nintendo all announced plans to introduce new versions of their respective PlayStation, Xbox and GameCube platforms. There is no guarantee that the new platforms will create a demand for related accessories.

New video game platforms and development for multiple consoles create additional technical and business model uncertainties that could impact our business.

Our revenues are derived primarily from the sale of video game accessories for use with proprietary video game platforms, such as the Sony PlayStation, PlayStation 2 and PSP; the Microsoft Xbox; the Nintendo GameCube, Game Boy Advance, Game Boy Advance SP and Nintendo DS; and the Nokia N-Gage QD. The success of our products is significantly affected by commercial acceptance of new video game platforms and the life cycle of older platforms. In addition, we anticipate that the research and development expenses incurred to develop compatible accessories for new and updated video game platforms may impact our profitability.

If first party manufacturers choose to design video game systems that do not operate with third party accessories and are successful in implementing technological barriers that prevent us from developing, manufacturing, marketing and distributing products for these new video game platforms, our ability to continue our current business would be severely limited and our business, financial condition, results of operations and liquidity would be harmed.

Changes to current video game platforms or introductions of new video game platforms may result in our products becoming inoperable on some video game platforms, which would reduce sales of our products and adversely affect our business, results of operations, financial condition and liquidity.

A significant proportion of our revenues are derived from products that are reverse engineered. First party manufacturers continually update their video game platforms to correct problems in the operating systems and reduce costs. These manufacturers also expend significant resources to create next generation video game platforms. During the development of such product updates and new video game platforms, manufacturers may implement changes to the design of the new video game platforms that render our products inoperable. If our products become inoperable on one or more video game platforms, our sales may be significantly reduced. Moreover, we may have excess inventories of products that do not operate properly with new gaming platforms, which would limit our growth and harm our business, results of operations, financial condition and liquidity.

RoHS and Environmental Compliance

As a result of Directive 2002/95/EC (on the Restriction of Hazardous Substances) of the European Parliament, effective 1 July 2006, new electrical and electronic equipment introduced into the European market are prohibited from containing lead, mercury, cadmium, hexavalent chromium, polybrominated biphenyls (PBB) or polybrominated dephenyl ethers (PBDE). Other jurisdictions in which we sell our products have passed similar environmental regulations or are contemplating similar regulations relating to the substances contained in electronics equipment and to the disposal of products and packaging. We have identified many of the numerous new regulations and are implementing programs to comply with these new regulations and identify future legislation. These regulations are complex and compliance practices are evolving. We intend to comply with these new laws and regulations; however, compliance will be costly and may increase our costs of good sold and delay the development and manufacture of new products. This may result in lower margins and reduced profitability and may put us at a competitive disadvantage with those who do not comply. Moreover, if we fail to adequately comply, we could be subject to regulatory action, fines as well as possible product recall.

Errors or defects contained in our products, failure to comply with applicable safety standards or a product recall could result in delayed shipments or rejection of our products, damage to our reputation and expose us to regulatory or other legal action.

Any defects or errors in the operation of our products may result in delays in their introduction. In addition, errors or defects may be uncovered after commercial shipments have begun, which could result in the rejection of our products by our customers, damage to our reputation, lost sales, diverted development resources and increased customer service and support costs and warranty claims, any of which could harm our business. Adults and children could sustain injuries from our products, and we may be subject to claims or lawsuits resulting from such injuries. There is a risk that these claims or liabilities may exceed, or fall outside the scope of, our insurance coverage. We may also be unable to obtain adequate liability insurance in the future. Because we are a small company, a product recall would be particularly harmful to us because we have limited financial and administrative resources to effectively manage a product recall and it would detract management’s attention from implementing our core business strategies. A significant product defect or product recall could materially and adversely affect our brand image, causing a decline in our sales, and could reduce or deplete our financial resources.

If we do not correctly anticipate demand for particular products, we could incur additional costs or experience manufacturing delays, which would reduce our gross margins or cause us to lose sales.

Demand for our products depends on many factors such as consumer preferences and the introduction or adoption of video game platforms and related content, and can be difficult to forecast. Demand for our products may remain stagnant or decrease. We expect that it will become more difficult to forecast demand for specific products as we introduce and support additional products, enter additional markets and as competition in our markets intensifies. If we misjudge the demand for our products, we could face the following problems in our operations, each of which could harm our operating results:

•	If our forecasts of demand are too high, we may accumulate excess inventories of products, which could lead to markdown allowances or write-offs affecting some or all of such excess inventories. We may also have to adjust the prices of our existing products to reduce such excess inventories.

•	If demand for specific products increases beyond what we forecast, our suppliers and third party manufacturers may not be able to increase production rapidly enough to meet the demand. Our failure to meet market demand would lead to missed opportunities to increase our base of users, damage our relationships with retailers and harm our business.

•	Rapid increases in production levels to meet unanticipated demand could result in increased manufacturing errors, as well as higher component, manufacturing and shipping costs, including increased air-freight, all of which could reduce our profit margins and harm our relationships with retailers and consumers.

Our pricing and product return policies and other promotional activities may negatively impact our sales and profitability and harm our business, results of operations, financial condition and liquidity.

Many of our products are value-priced or feature-enhanced versions of products offered by first party manufacturers. Sales of products that compete with a similar first party product accounted for approximately 46% of gross sales in fiscal 2005, 45% in fiscal 2004 and 64% in fiscal 2003. In the event a first party manufacturer or other competitor reduces its prices, we could be forced to respond by lowering our prices to remain competitive. If we are forced to lower prices, we may be required to “price protect” the products that remain unsold in our customers’ inventories at the time of the price reduction. Price protection results in us issuing a credit to our customers in the amount of the price reduction for each unsold unit in the customer’s inventory. Our price protection policies, which are customary in the video game industry, can have a major impact on our sales and profitability if we are forced to reduce the price of products for which a large inventory exists. It is also likely that we will experience additional price competition, which may lead to price protection, as we continue to introduce new and enhanced products.

To the extent we introduce new versions of products or change our product sales mix, the rate of product returns may also increase above historical levels. Although we established allowances for anticipated product returns and believe our existing policies have resulted in allowances that are adequate, there can be no assurance that such product return obligations will not exceed our allowances in the future, which would have a material adverse effect on our future operating results and financial condition.

Some of our license agreements with video game console developers have expired or may expire within the next fiscal year, which could limit our product offerings and significantly reduce our revenues.

Historically, a majority of our revenues have come from the sale of video game accessories for use with video game consoles sold by first party manufacturers. Some of these products have been produced under license agreements with these first party manufacturers. Some of these licenses are necessary in order for us to actually produce and sell the products (“license dependent products”), while other licenses have some perceived or actual marketing or sales benefit, but do not dictate whether we can produce the product (“marketing licenses”). License dependent products accounted for approximately 3% of gross sales in fiscal 2005, 1% in fiscal 2004 and 16% in fiscal 2003. Products manufactured under marketing licenses accounted for approximately 5% of gross sales in fiscal 2005, 6% in fiscal 2004 and 10% in fiscal 2003. Some of these license agreements have expired and others may expire, which could limit our product offerings and significantly reduce our revenues.

On May 12, 2005, we entered into a license agreement with Microsoft Corporation under which we were granted the right to manufacture, market and sell certain peripheral products for the upcoming Xbox 360 video game console (“Xbox 360 Agreement”). The products produced pursuant to the Xbox 360 Agreement are license dependent products. The Xbox 360 Agreement has a term of two years. Should the Xbox 360 Agreement expire, be terminated for cause or fail to be renewed, our product offerings may be limited thereby significantly reducing our revenues.

We have a peripheral and compatibility license from Microsoft covering products relating to Microsoft’s Xbox video game console. This license expires on February 28, 2006. Unless either Microsoft or our Company provides notice of its desire to terminate the license at least 90 days prior to that date, the agreement will automatically renew for an additional one-year period. While we do not intend to terminate the agreement and we have not received any indication from Microsoft that it desires to terminate the agreement, no assurance can be given that the agreement will not expire in accordance with its terms. We are uncertain whether we will be able to renew or replace the Microsoft license. Nonetheless, this license only relates to the use of Microsoft’s logo on our Company’s products, so even without the license, we would be able to continue producing and selling similar products which do not contain the logo. There can be no assurance, however, that sales of unlicensed products will be equivalent to sales of the licensed products. Any decline in the sale of such products could significantly reduce our revenues and have a material adverse effect on our financial condition and results of operations.

One or more of our largest customers may directly import or private-label products that are identical or very similar to our products. This could cause a significant decline in our sales and profitability.

Video game accessories are widely available from manufacturers and other suppliers around the world. Each of our largest customers has substantially greater resources than we do, and has the ability to directly import or private-label video game accessories from manufacturers and other suppliers, including from some of our own subcontract manufacturers and suppliers. Our customers may believe that higher profit margins can be achieved if they implement a direct import or private-label program, reducing sales of our products. As a consequence, our sales and profitability could decline significantly.

Our success depends on the continued viability and financial stability of our retailers and distributors.

We sell our products through a network of domestic and international retailers, as well as some distributors, and our success depends on the continued viability and financial stability of these customers. The retail industry has historically been characterized by rapid change, including periods of widespread financial difficulties and consolidations, and the emergence of alternative distribution channels.

The loss of one or more of our major retailers or distributors could significantly harm our business, financial condition and operating results. In addition, because of our sales to large high-volume customers, we maintain individually significant accounts receivable balances with these customers. As of March 31, 2005, our two largest accounts receivable balances accounted for 49% of total accounts receivable. We generally do not require any collateral from our customers to secure payment of these accounts receivable. However, we do seek to control credit risk through ongoing credit evaluations of our customers’ financial condition and by purchasing credit insurance on European retail accounts receivable balances. If any of our major customers were to default in the payment of their obligations to us, our business, financial condition, operating results and cash flows could be adversely affected.

Risks Concerning Our Suppliers

Provisions in certain of our supply agreements require us to make minimum annual purchases, and failure to do so could expose us to payment obligations that could adversely affect our cash flows, results of operations and liquidity.

Our five-year agreement (the “Fire Agreement”) with Fire, which supplies us with game enhancement products sold under our GameShark brand, includes a provision requiring us to purchase a minimum of $5 million of product per year. If the minimum purchases are not made, Fire may demand payment of 40% of the shortfall. Although we met the minimum purchase requirement during the first year of the agreement, we did not purchase the required $5 million dollars of product during our fiscal year 2005. However, on February 1, 2005, we amended the Fire Agreement to provide that the minimum purchase requirement for the period from April 1, 2004 until March 31, 2005 would be waived for that year and deferred and made part of the minimum guarantee for the period from April 1, 2005 until March 31, 2006. Therefore, for the period April 1, 2004 to March 31, 2006, we are obligated to purchase a minimum of $10 million dollars of product from Fire.

No assurance can be made that we will meet the new requirement for fiscal years 2005 and 2006 or beyond. If sales of the GameShark brand products are insufficient to allow us to meet the minimum purchase requirement, we may be required to make cash payments to Fire, which could materially and adversely affect our cash flows, results of operations and liquidity.

The manufacture and supply of our products is dependent upon a limited number of third parties, and our success is dependent upon the ability of these parties to manufacture and supply us with sufficient quantities of our products and on the continued viability and financial stability of these third party suppliers.

We rely on a limited number of manufacturers and suppliers for our products. There can be no assurance that these manufacturers and suppliers will be able to manufacture or supply us with sufficient quantities of products to ensure consumer availability. In addition, these parties may not be able to obtain the raw materials or to obtain the energy or oil supply required to manufacture sufficient quantities of our products. Moreover, there can be no assurance that such manufacturers and suppliers will not refuse to supply us with products, and independently market their own competing products in the future, or will not otherwise discontinue their relationships with or support of our Company. Our failure to maintain our existing manufacturing and supplier relationships, or to establish new relationships in the future, could have a material adverse effect on our business, results of operations, financial condition and liquidity. If our suppliers are unable or unwilling for any reason to supply us with a sufficient quantity of our products, our business, revenues, results of operations, financial condition and liquidity would be materially adversely affected. We obtain our GameShark products from third party suppliers, for which an alternative source may not be available. If any of our key suppliers became financially unstable, our access to these products might be jeopardized, thereby adversely affecting our business, cash flow, financial condition and operational results.

Production levels that do not match demand for our products could result in lost sales or a reduction in our gross margins.

The video game accessories industry is characterized by rapid technological change, frequent new product introductions, short-term customer commitments and rapid changes in demand. We determine production levels based on forecasts of the demand for our products. Actual demand for our products is difficult to forecast. If the actual demand for our products does not match the manufacture of our products, a number of problems could occur, including the loss of potential sales if production cannot be increased to match demand, and additional expenditures necessary to accelerate the production of some products, resulting in lower gross margins. Additionally, if customers find alternative sources of supply to meet their needs, our revenues, results of operations and financial condition could be adversely affected.

Any disruption of shipping and product delivery operations globally could harm our business.

We rely on contract ocean carriers to ship virtually all of our products from Hong Kong to our primary distribution centers in California and the United Kingdom. Retailers and distributors that take delivery of our products in Hong Kong rely on a variety of carriers to ship those products to their distribution centers and retail outlets. We also rely on a number of sources of ground transportation to deliver our products from our primary distribution centers to our retail customers’ and distributors’ distribution centers and retail outlets. Any disruption or delay in the importation of our products, in the operation of our distribution centers or in the delivery of our products from our primary distribution centers to our retail customers’ and distributors’ distribution centers and retail outlets for any reason, including labor strikes or other labor disputes, terrorism, international incidents or lack of available shipping containers or vehicles, could significantly harm our business and reputation. In 2002, a collective bargaining agreement between the Pacific Maritime Association and the International Longshore and Warehouse Union affecting shipping of products to the Western United States, including our products, expired resulting in an eleven-day cessation of work at West Coast docks. Although the Pacific Maritime Association and International Longshore and Warehouse Union have entered into a new collective bargaining agreement, any further disruption or delay in the importation or delivery of our products for any reason, including any new labor dispute impacting the transportation of our products, could significantly harm our business, results of operations, financial condition and liquidity.

Risks of Doing Business Internationally

Any loss of China’s Normal Trade Relations “NTR” with the United States, or any changes in tariffs or trade policies, could increase our manufacturing expenses and make it more difficult for us to manufacture our products in China, if at all.

The majority of our products are manufactured in China and exported from Hong Kong and China to the United States and worldwide. Our products sold in the United States are currently not subject to United States import duties. However, as a result of opposition to policies of the Chinese government and China’s growing trade surpluses with the United States, there has been, and in the future may be, opposition to the extension of NTR status for China. The loss of NTR status for China, changes in current tariff structures or adoption in the United States of other trade policies adverse to China could increase our manufacturing expenses and make it more difficult for us to manufacture our products in China, if at all.

Our manufacturing relationships in China may be adversely affected by changes in the political, economic and legal environment in China.

We maintain offices in Hong Kong and in China. The success of our operations in Hong Kong and China is highly dependent on the Chinese government’s continued support of economic reform programs that encourage private investment, and particularly foreign private investment. A change in these policies by the Chinese government could adversely affect us by, among other things, imposing confiscatory taxation, restricting currency conversion, imports and sources of supplies, prohibiting us from manufacturing our products in China or restricting our ability to ship products from China into Hong Kong or to ship finished products out of Hong Kong or otherwise shutting down our offices in Hong Kong and China. Although the Chinese government has chosen economic reform policies to date, no assurance can be given that it will continue to pursue such policies or that such policies will not be significantly altered, especially in the event of a change in leadership or other social or political disruption.

Our sources of manufacturing and distribution capabilities could be adversely affected by ongoing tensions between the Chinese and Taiwanese governments. If Taiwan does not adopt a plan for unifying with China, the Chinese government has threatened military action against Taiwan. As of yet, Taiwan has not indicated that it intends to propose or adopt a reunification plan. If an invasion were to occur, the supply of components from Taiwanese suppliers that are used in our products could be interrupted, potentially limiting the production of our products. Invasion could also lead to sanctions or military action by the United States and/or European countries, which could materially affect our sales to those countries.

China does not have a comprehensive system of laws. Enforcement of existing laws may be sporadic and implementation and interpretation thereof inconsistent. The Chinese judiciary is relatively inexperienced in enforcing the laws that exist, leading to a higher than usual degree of uncertainty as to the outcome of any litigation. Even where adequate laws exist in China, it may be impossible to obtain swift and equitable enforcement of such laws, or to obtain enforcement of a judgment by a court in a different jurisdiction. The Chinese tax system is subject to substantial uncertainties and has been subject to recently enacted changes, the interpretation and enforcement of which are also uncertain. There can be no assurance that changes in Chinese tax laws or their interpretation or their application will not subject us to substantial Chinese taxes in the future.

There are numerous risks associated with our international operations, any number of which could harm our business.

We have offices and sales throughout the world. Our registered office and a sales office are in Canada. Our operational headquarters is in San Diego, California. We also have offices in the United Kingdom, China and Hong Kong. Approximately 90% of our gross sales in fiscal year 2005 were generated in North America, and a substantial majority of our products are manufactured by third parties in Hong Kong and China. The geographical distances between our operations create a number of logistical and communications challenges.

These challenges include managing operations across multiple time zones, directing the manufacture and delivery of products across long distances, coordinating procurement of components and raw materials and their delivery to multiple locations, and coordinating the activities and decisions of the management team, which is based in a number of different countries.

In addition, there are other risks inherent in international operations, which could result in disruption or termination of supply of our products available for sale. These risks include:

•	unexpected changes in regulatory requirements, taxes, trade laws and tariffs;

•	political instability and the potential reversal of current favorable policies encouraging foreign investment or foreign trade by host countries;

•	differences in labor laws, labor unrest and difficulties in staffing and managing international operations;

•	longer payment cycles;

•	fluctuations in currency exchange rates;

•	potential adverse tax consequences;

•	limitations on imports or exports of components or assembled products, or other travel restrictions;

•	differing intellectual property rights and protections;

•	delays from doing business with customs brokers and governmental agencies; and

•	higher costs of operations.

These factors could materially and adversely affect our business, operating results, and financial condition.

Intellectual Property Risks

We may be faced with legal challenges related to our products, including that our products infringe third parties’ intellectual property rights of others. These challenges could cause us to incur significant litigation or licensing expenses or could prohibit us from producing or marketing some or all of our products entirely.

Although we do not believe that our products infringe the proprietary rights of any third parties, there can be no assurance that infringement or other legal claims will not be asserted against us or that any such claims will not materially adversely affect our business, financial condition, or results of operations. Regardless of their validity or success, such claims may result in costly litigation, divert management’s time and attention, cause product shipment delays or require us to enter into royalty or licensing agreements, which may not be available on terms acceptable to us, or at all. If licensing arrangements are required but unavailable, we may be prohibited from marketing and distributing these products. In addition, we could also incur substantial costs to redesign our products to comply with legal orders or contractual arrangements. Any of these costs or outcomes could adversely affect our business, results of operations, financial condition and liquidity.

On February 10, 2003, Electro Source filed a complaint against MCI, and Fire, as well as other defendants, in the Superior Court in Los Angeles County, California entitled, Electro Source, LLC v. Fire International, Ltd., et al., Case No. BC 290076. On or about November 18, 2003, Electro Source amended its complaint to add us as a defendant. In its amended complaint, Electro Source asserted claims against us and MCI alleging misappropriation of trade secrets, conspiracy to defraud, interference with contractual relationship and interference with prospective economic advantage in connection with Fire’s agreement to supply MCI with product to be marketed under our GameShark brand and for the termination of Fire’s alleged prior business relationship with Electro Source.

Electro Source moved for a temporary restraining order to prevent MCI from marketing or otherwise distributing the GameShark products. After a hearing on the matter, the Court denied Electro Source’s motion and refused to enter the temporary restraining order. The parties have engaged in written and oral discovery, including depositions. On February 17, 2005, Mad Catz filed a cross-complaint against Electro Source alleging false advertising, state and federal unfair competition, libel per se, and trade libel arising out of some advertisements and internet statements. Discovery is proceeding on the cross-complaint. The trial date is set for August 31, 2005. While we intend to vigorously defend this matter, there can be no guarantee that we will ultimately prevail or that damages will not be assessed against us. An adverse determination by the Court or jury could seriously impact our revenues and our ability to continue to distribute the GameShark products.

On or about May 2, 2005, Mad Catz was served with a lawsuit filed by Freedom Wave LLC in the United States District Court for the Central District of California entitled, Freedom Wave LLC. v. Mad Catz, Inc. et al., Case No CV5 2954NM (PLAx). The complaint alleges that certain MCI products infringe U.S. patent numbers 6,878,066 and 6,280,327. MCI answered, denying the allegation in the complaint. The case is still in the early stages and no discovery has been requested by either party. No trial date has been set. We intend to vigorously defend the allegations of the complaint, however there can be no guarantee that we will ultimately prevail or that damages will not be assessed against MCI.

Our intellectual property rights may not prevent our competitors from using our technologies or similar technologies to develop competing products, which could weaken our competitive position and harm our financial results.

Our success depends in part on the use of proprietary technologies. We rely, and plan to continue to rely, on a combination of patents, copyrights, trademarks, trade secrets, confidentiality provisions and licensing arrangements to establish and protect our proprietary rights. We have entered into confidentiality and invention assignment agreements with our employees and contractors, and nondisclosure agreements with selected parties with whom we conduct business to limit access to and disclosure of our proprietary information. These contractual arrangements and the other steps we have taken to protect our intellectual property may not prevent misappropriation of that intellectual property or deter independent third party development of similar technologies. Monitoring the unauthorized use of proprietary technology and trademarks is costly, and any dispute or other litigation, regardless of outcome, may be costly and time consuming and may divert our management and key personnel from our business operations. The steps taken by us may not prevent unauthorized use of our proprietary technology or trademarks. Many features of our products are not protected by patents, and, as a consequence, we may not have the legal right to prevent others from reverse engineering or otherwise copying and using these features in competitive products. If we fail to protect or to enforce our intellectual property rights successfully, our competitive position could suffer, which could adversely affect our financial results.

We may not be able to comply with the terms of our license agreements, which may result in the loss of one or more of the licenses.

We have entered into license and royalty agreements with various parties in which we pay fees in exchange for rights to use product inventions or trademarked names, shapes and likenesses in our products. The agreements often include minimum fee guarantees based on a reasonable expectation of the product sales to be generated throughout the life of the agreement. We cannot assure you that we will be able to meet these expectations and may be obligated to pay unearned fees as a result. Some of our license agreements also contain stringent requirements regarding the use of the licensor’s trademarks. Our license and royalty agreements are for fixed terms. We cannot assure you that we will be able to comply with all of the requirements contained in our licenses or that we will be able to maintain or extend the rights to our existing licenses.

If our products are copied or “knocked-off” our sales of these products may be materially reduced and our profitability may be negatively affected.

Occasionally in the video game accessories industry, successful products are “knocked-off” or copied by competitors. While we strive to protect our intellectual property we cannot guarantee that knock-offs will not occur or that they will not have a significant effect on our business. The costs incurred in protecting our intellectual property rights could be significant and there is no assurance that we will be able to successfully protect our rights.

Financing Risks

We depend upon the availability of capital under our credit facility to finance our operations. Any additional financing that we may need may not be available on favorable terms, or at all.

In addition to revenue generated from sales of our products, we finance our operations with a $35.0 million Credit Facility (the “Credit Facility”) provided by Wachovia Capital Finance Corporation (Central) (“Wachovia”), formerly Congress Financial Corporation (Central), an unrelated party. The Credit Facility is scheduled to expire on September 25, 2005. The Credit Facility will automatically renew for an additional one-year period unless either party gives written notice to the other party seeking to terminate the Credit Facility at least 60 days prior to the expiration date. Although Wachovia agreed to extend the expiration date of the Credit Facility in each of our last two fiscal years, we do not know the likelihood that they will agree to further extend the expiration of the Credit Facility following September 25, 2005. If Wachovia is unwilling to extend the expiration of the Credit Facility beyond September 25, 2005 on terms acceptable to the Company, or if we are unable to comply with the restrictive and financial covenants contained in the Credit Facility, Wachovia may declare the outstanding borrowings under the facility immediately due and payable. In such an event, our liquidity will be materially adversely affected, which could in turn have a material adverse impact on our future financial position and results of operations. We would be required to obtain additional financing from other sources. We cannot predict whether or on what terms additional financing might be available. If we are required to seek additional financing and are unable to obtain it, we may have to change our business and capital expenditure plans, which would have a materially adverse affect our future results of operations.

The Credit Facility contains financial and other covenants that we are obligated to maintain. If we violate any of these covenants, we will be in default under the Credit Facility. If a default occurs and is not timely cured or waived by Wachovia, Wachovia could seek remedies against us, including: (1) penalty rates of interest, (2) immediate repayment of the debt or (3) foreclosure on assets securing the Credit Facility. No assurance can be given that we will maintain compliance with these covenants in the future. The Credit Facility is asset based and can only be drawn down in an amount to which eligible collateral exists and can be negatively impacted by extended collection of accounts receivable, unexpectedly high returns and slow moving inventory, among other factors.

If we need to obtain additional funds for any reason, including the termination of the Credit Facility or acceleration of amount due there under, increased working capital requirements, possible acquisitions or otherwise, there can be no assurance that alternative financing can be obtained on substantially similar or acceptable terms, or at all. The failure of our Company to promptly obtain alternate financing could limit our ability to implement our business plan and have an immediate, severe and adverse impact on our business, results of operations, financial condition and liquidity. In the event that no alternative financing is available, we would be forced to drastically curtail operations, or dispose of assets, or cease operations altogether.

Accounts receivable represent a large portion of our assets, a large portion of which are owed by a few customers. If these accounts receivable are not paid, we could suffer a significant decline in cash flow and liquidity which, in turn, could limit our ability pay liabilities and purchase an adequate amount of inventory.

Our accounts receivable represented 22%, 25% and 25% of our total assets as of March 31, 2005, 2004 and 2003, respectively. As a result of the substantial amount and concentration of our accounts receivable, if any of our major customers fails to timely pay us amounts owed, we could suffer a significant decline in cash flow and liquidity which would negatively affect our ability to make payments under our Credit Facility and which, in turn, could adversely affect our ability to borrow funds to purchase inventory to sustain or expand our current sales volume. Accordingly, if any of our major customers fails to timely pay us amounts owed, our sales and profitability may decline.

Increases in interest rates may increase our interest expense and adversely affect our profitability and cash flow and our ability to service indebtedness.

We depend, in a significant part, on borrowings under the Credit Facility to finance our operations. At March 31, 2005, the outstanding balance under the Credit Facility was $12.1 million. The interest rate applicable to the Credit Facility varies based on the U.S. prime rate plus 0.75%. The variable rate debt outstanding under the Credit Facility had a weighted average annual interest rate of approximately 5.6% for the year ended March 31, 2005. Increases in the interest rate under the Credit Facility will increase our interest expense, which could harm our profitability and cash flow. For example, if the interest rate under the Credit Facility increases by 100 basis points, the increase in interest expense would decrease our future earnings and cash flows by approximately $120,000 annually.

General Risk Factors

We must stay at the forefront of technology and any inability to do so would have a material adverse effect on our results of operations, financial condition and liquidity.

The video game accessories industry is characterized by rapid technological advances, evolving industry standards, frequent new product introductions and enhancements and changing customer requirements. Much of the development of our new product offerings is dependent upon our ability to reverse engineer first party products as they are introduced by the manufacturers, and the introduction of products that prevent or delay our ability to effectively develop products through reverse engineering could prevent us from developing new products, which would harm our business operations, financial condition, results of operations and liquidity. The introduction of products embodying or based upon new technologies and the emergence of new industry standards could render our existing inventory of products obsolete, incompatible with new consoles and unmarketable. We believe that any future success will depend upon our ability to reverse engineer new video game systems, introduce new products that keep pace with technological developments, respond to evolving end-user requirements and achieve market acceptance. If we cannot reverse engineer the next generation video game platforms or fail to develop and introduce new enhancements or new products for existing platforms, or if changes to existing video game platforms render our products out of date or obsolete, or if our intended customers do not accept these products, our business would be materially harmed.

Natural disasters or other events outside of our control may damage our facilities or the facilities of third parties on which we depend for the manufacture and distribution of our products.

Our North American distribution center and operational headquarters are located in California near major earthquake faults that have experienced earthquakes in the past. An earthquake or other natural disaster could disrupt our operations at these facilities. Any of these disruptions or other events outside of our control could impair the manufacture or distribution of products, damage inventory, interrupt critical functions or otherwise affect our business negatively, harming our business operations and future financial condition, results of operations or liquidity. In addition, if the facilities of our third party product manufacturers are affected by earthquakes, power shortages, floods, monsoons, terrorism or other events outside of our control, our ability to obtain sufficient manufactured products could suffer or be impaired.

Our operations are vulnerable because we have limited redundancy and backup systems. Any failure of our data information systems could negatively impact our financial results.

Our internal order, inventory and product data management system is an electronic system through which we manage customer orders and product pricing, shipment, returns, among other matters. The continued and uninterrupted performance of our information systems is critical to our day-to-day business operations. Despite our precautions, unanticipated interruptions in our computer and telecommunications systems have, in the past, caused problems or stoppages in this electronic system. These interruptions, and resulting problems, could occur in the future. We have extremely limited ability and personnel to process purchase orders and manage product pricing and other matters in any manner other than through this electronic system. Any interruption or delay in the operation of this electronic system could cause a significant decline in our sales and profitability.

If we fail to maintain an adequate system of internal controls, we may not be able to accurately report our financial results, which could cause current and potential shareholders to lose confidence in our financial reporting and in turn affect the trading price of our common stock.

We are in the process of reviewing and evaluating our internal control over financial reporting in order to satisfy the requirements of Section 404 of the Sarbanes-Oxley Act of 2002 and the related regulations, which require annual management assessments of the effectiveness of our internal controls over financial reporting and a report by our independent registered public accounting firm addressing these assessments. We cannot be certain that the measures we have taken to assess, document, improve and validate through testing the adequacy of our internal control process over financial reporting will ensure that we maintain such adequate controls over our financial reporting process in the future. Failure to implement required new controls could cause us to fail to meet reporting obligations, which in turn could cause current and potential shareholders to lose confidence in our financial reporting.

Our business is seasonal and our financial results vary from period to period.

The video game and video game accessory industry is highly seasonal and our operating results vary substantially from period to period. We generate a substantial portion of our sales during the holiday season. The high level of seasonality causes us to take significant risks in the purchase of inventory for the holiday season. There can be no guarantee that our customers or we will sell all of our inventories. Excess inventory at year-end may result in financial losses from obsolescence, reserves, returns and markdowns.

Moreover, if expenses remain relatively fixed, but our revenues are less than anticipated in any quarter, our operating results would be adversely affected for that quarter. In addition, incurring unexpected expenses could adversely affect operating results for the period in which such expenses are incurred. Failure to achieve periodic revenue, earnings and other operating and financial results as anticipated by brokerage firms or industry analysts could result in an immediate and adverse effect on the market price of our common shares (“Shares”). We may not discover, or be able to confirm, revenue or earnings shortfalls until the end of a quarter, which could result in a greater immediate and adverse effect on the Share price.

We cannot assure that we will continue to grow in future periods at the levels we have in the past or at all.

Our current business strategy emphasizes the continued addition of new retail accounts, increasing product penetration within existing accounts, introduction of new products and entry into new product categories while focusing on maximizing the profitability of each sale. Sales to customers that did not have recorded sales in the prior 12 months accounted for approximately 3% of gross sales in fiscal 2005, 3% in fiscal 2004 and 21% in fiscal 2003. North American sales represented approximately 90% of our total gross sales in fiscal 2005, 87% in fiscal 2004 and 79% in fiscal 2003. European sales accounted for approximately 10% of gross sales in fiscal 2005, 10% in fiscal 2004, and 18% in fiscal 2003. There can be no assurance that we will achieve future growth in net sales or that we will be able to maintain our present levels of net sales or profitability.

Historically, the video game industry has been cyclical with many consumers delaying the purchase of new video game systems for one to two years following the launch of a new system. Sony’s continued support of older systems and reverse compatibility has reduced the cyclical impact. However, approaching the launch of new systems with Microsoft’s Xbox 360, expected in 2005 and PlayStation 3 and Nintendo’s new video game system, Revolution, expected in 2006, the industry may enter a period of decline until the new systems are introduced. Any general decline in the video game industry may also adversely impact our business, results of operations, financial condition and liquidity.

We are constantly looking for opportunities to grow our business and diversify our product line. We cannot assure that any of our new endeavors will be successful.

The industry in which we compete is highly competitive. As a result we look for opportunities to grow our business. From time to time, we expand into related or new revenue streams to diversify and grow our business.

Examples include the distribution of non-video game related accessories, such as iPod, and the development and publishing of new software titles. No assurance can be given that we will be successful in developing or growing these products lines or that we will be successful in such ventures.

If we fail to successfully manage the expansion of our business, our sales may not increase commensurately with our capital investments, which would cause our profitability to decline.

We are expanding our product offerings and plan to continue the diversification of our product line. Our new product offerings, such as non-video game accessories for the iPod and iPod Mini and our new video game software title, have required and will continue to require significant resources and management’s close attention. In offering new products, our resources are likely to be strained because we have less experience in the new product categories. Our failure to successfully manage our planned product expansion could result in our sales not increasing commensurately with our capital investments, causing a decline in our profitability.

Changes in environmental rules and regulations could increase our costs and impact our future operating results.

Some of our products are subject to international laws restricting the presence of certain substances in electronic products. Legislation enacted by the European Union (“EU”) mandates certain electronic products manufactured or supplied into the EU to be lead-free by July 2006. Further, production of products in certain countries requires us to provide consumers with the ability to return product for ultimate disposal at the end of its useful life, and places responsibility for environmentally safe disposal or recycling with the producer. The EU has finalized the Waste Electrical and Electronic Equipment Directive (“WEEE”), which makes producers of electronic goods financially responsible for specified collection, recycling, treatment and disposal of covered products. Producers are required to be financially responsible under the WEEE Legislation beginning in August 2005. Similar legislation may be enacted in other jurisdictions, including federal and state legislation in the United States, the cumulative impact of which could be significant. We apply strict standards for environmental protection to sites inside and outside the United States, even if not subject to regulations imposed by local governments. Although we do not anticipate any material adverse effects in the future based on the nature of our operations and the thrust of such laws, there is no assurance that such existing laws or future laws will not have a material adverse affect on our business, results of operations, financial condition and liquidity. Compliance with these and other environmental laws and regulations may be costly, thereby increasing the cost of manufacturing and significantly reducing our margins and profitability. To the extent that our competitors choose not to abide by these environmental laws and regulations, we will be at a cost disadvantage, thereby hindering our ability to effectively compete in the market place.

We may pursue acquisitions, which would subject our business to additional risks.

We may expand our operations or product offerings through the acquisition of additional businesses, products or technologies. A recent example is the acquisition of GameShark intellectual property. There can be no assurance that we will be able to identify, acquire or profitably manage additional businesses or successfully integrate any acquired businesses, products or technologies into our Company without substantial expenses, delays or other operational or financial problems. Acquisitions involve a number of risks, including:

•	diversion of management’s attention;

•	failure to retain key acquired personnel;

•	difficulty in integrating and absorbing the acquired business, its employees, corporate culture, managerial systems and services;

•	customer dissatisfaction or performance problems with an acquired business;

•	lawsuits and legal liabilities; and

•	other unanticipated events or circumstances.

Some or all of these risks could have a material adverse effect on our acquired businesses, products or technologies. Furthermore, there can be no assurance that any acquired business, product, or technology will be profitable or achieve anticipated revenues and income. The failure by our Company to manage our acquisition strategy successfully could have a material adverse effect on our business, results of operations and financial condition.

Our operating results are exposed to changes in exchange rates.

We have net monetary asset and liability balances in foreign currencies other than the U.S. dollar, including the Pound Sterling, the Euro, the Canadian dollar, the Hong Kong dollar and the Chinese Yuan Renminbi (“CNY”). International sales primarily are generated by our subsidiaries in the United Kingdom and Canada, and are denominated typically in their local currency. The expenses incurred by these subsidiaries are also denominated in the local currency. As a result, our operating results are exposed to change in exchange rates between the U.S. dollar and the Pound Sterling, the Euro, the Canadian dollar, the Hong Kong dollar and the CNY. We do not currently hedge our foreign exchange risk, which historically has not been significant. We will continue to monitor our exposure to currency fluctuations, and, where appropriate, may use financial hedging techniques in the future to minimize the effect of these fluctuations, which may be significant from time to time.

Possible increase in value to Chinese currency vis-à-vis U.S. currency would have a material impact on the cost of our products.

Currently China’s currency, the CNY, is pegged to the U.S. dollar. The Chinese government is receiving pressure from other governments to trade its currency on the open market. If the Chinese government was to trade its currency on the open market and the CNY were to increase in value relative to the U.S. dollar, we would experience increased factory and production costs, including labor and certain raw materials that could have a material impact on the cost of our products.

Failure to attract, retain and motivate skilled personnel would have a material adverse effect on our results of operations, financial condition or liquidity.

Our ability to achieve our revenue and operating performance objectives will depend in large part on our ability to attract and retain qualified and highly skilled sales, marketing, operations, logistics, management, engineering and finance personnel. We compete for our personnel with other companies, and competition for such personnel is intense and is expected to remain so for the foreseeable future, particularly for those with relevant technical expertise. Failure to retain and expand our key employee population could adversely affect our business and operating results.

We are heavily dependent upon our senior management team. The continued availability of this team will be a major contributing factor to our future growth. In the event that any member of senior management becomes unavailable for any reason, we could be materially and adversely affected. We do not maintain key-man life insurance on our senior management.

Competition for market acceptance and retail shelf space and pricing competition affects our revenue and profitability.

The video game accessory market is highly competitive and the barriers to entry are low. Only a small percentage of products introduced in the market achieve any degree of sustained market acceptance. If our products are not successful, our operations and profitability will be negatively impacted. Competition in the video game accessory industry is based primarily upon:

•	the availability of significant financial resources;

•	the quality of products;

•	reviews received for products from independent reviewers;

•	access to retail shelf space;

•	the success of the game console for which the products were developed;

•	the price at which the products are sold; and

•	the number of other competing products for the system for which the products were developed.

Some of our competitors, particularly the first party manufacturers, enjoy competitive advantages over us, such as longer operating histories, larger technical staffs, more established and larger sales and marketing organizations, significantly greater financial and other resources, ability to respond more quickly to new or emerging technologies and changes in customer requirements or ability to establish or strengthen cooperative relationships with retailers, distributors and other marketers.

Increased competition from these and other sources could require us to respond to competitive pressures by establishing pricing, marketing and other programs or seeking out additional acquisitions that may be less favorable than what we could otherwise establish or obtain, and thus could have a material adverse effect on our business, financial condition and results of operations. No assurance can be given that we will be able to compete effectively in our markets.

Any future terrorist attacks and other acts of violence or war may affect the demand for video game accessories, which may negatively affect our operations and financial results.

The continued threat of terrorism within the United States, Europe and the Middle East and the military action and heightened security measures in response to such threat may cause significant disruption to commerce throughout the world. To the extent that such disruptions result in delays or cancellations of customer orders, a general decrease in the demand for video game accessories, or our inability to effectively market our products, our business and results of operations could be materially and adversely affected. We are unable to predict whether the threat of terrorism or the responses thereto will result in any long-term commercial disruptions or if such activities or responses will have a long-term material adverse effect on our business, results of operations, financial condition and liquidity.

Our taxes are subject to audit, and as such, additional taxes may be payable by our Company.

We cannot predict whether our tax rates will remain as low as they have been in the past as tax regulations and the application or interpretation in the various jurisdictions in which we operate are always subject to change. Our taxes are subject to audit. We cannot guarantee that additional taxes will not be due as a result of audits or other factors.

Volatility in the mass-market retail sector could have a material adverse effect on our sales.

Most of our sales are made to mass-market retailers. The mass-market retail channel in the U.S. has experienced significant shifts in the market share among competitors in recent years, causing several of our customers to experience liquidity problems. Additionally, this has caused several customers to file for bankruptcy during the past two years. While we attempt to minimize our credit exposure, there is always a risk that our customers will not pay or that they will delay payment, subjecting us to exposure to bad debt losses. In addition, if these customers were to cease doing business as a result of bankruptcy, it could have a material adverse effect on our sales.

Risk Factors Related to Our Shares

We have implemented a rights plan that could prevent or delay an acquisition of our Company that may be beneficial to our shareholders and could result in additional dilution to our shareholders.

We have adopted a shareholder rights plan in an attempt to ensure that shareholders receive a fair price in the event that a person seeks to acquire our Company. Under the rights plan, shareholders hold certain rights, which entitle them to purchase additional Shares in response to a take-over bid or tender offer, at a substantial discount from the prevailing market price of the Shares, and to vote the additional Shares. The existence of the rights plan could result in a decrease in investor interest, and an accompanying downward pressure on the market price of the Shares, or could discourage, delay or prevent an acquisition of our Company under certain circumstances because of the increased difficulty faced by persons making a take-over bid for our Company. In addition, there could be substantial dilution of the Shares in the event that the permitted shareholders purchase additional Shares pursuant to the rights plan.

Penny stock rules may negatively impact the liquidity of the Shares.

The Shares are subject to rules promulgated by the United States Securities and Exchange Commission (the “SEC”) relating to “penny stocks,” which apply to certain companies whose shares trade at less than $5.00 per share and which do not meet certain other financial requirements specified by the SEC. These rules require brokers who sell “penny stocks” to persons other than established customers and “accredited investors” to complete certain documentation, make suitability inquiries of investors, and provide investors with certain information concerning the risks of trading in such penny stocks. These rules may discourage or restrict the ability of brokers to sell the Shares and may affect the secondary market for the Shares. These rules could also have a detrimental effect upon our ability to raise funds in the primary market for Shares.

Volatility of Share price and absence of dividends.

The market price of the Shares has been and is likely to be highly volatile. Many factors could have a significant adverse impact on the market price of the Shares, including:

•	our or our competitors’ announcements of technological innovations or new products by us or our competitors;

•	governmental regulatory actions;

•	developments with our strategic alliances and collaborators;

•	developments concerning our proprietary rights or the proprietary rights of our competitors (including litigation);

•	period-to-period fluctuations in our operating results;

•	changes in estimates of our performance by securities analysts;

•	market conditions for consumer technology stocks in general; and

•	other factors not within our control.

We have never paid cash dividends on our Shares and do not anticipate paying any cash dividends in the foreseeable future.

There can be no assurance that the holders or purchasers of our Shares will be able to resell their Shares at prices equal to or greater than their cost.

The market price of our Shares could be subject to significant fluctuations in response to quarterly variations in our operating results, announcements of technological innovations through new products by us or our competitors, changes in financial estimates by securities analysts or other events or factors, many of which are beyond our control. In addition, the stock markets have experienced significant price and volume fluctuations that have particularly affected the market prices of equity securities of many companies whose businesses are dependent on technology and that often have been unrelated to the operating performance of such companies. These broad market fluctuations may adversely affect the market price of our Shares. There can be no assurance that the holders or purchasers of our Shares will be able to resell their Shares at prices equal to or greater than their cost.

Investors may not be able to secure foreign enforcement of civil liabilities against management.

The enforcement by investors of civil liabilities under the federal securities laws of the United States may be adversely affected by the fact that we are organized under the laws of Canada, that some of our officers and directors are residents of a foreign country and that all, or a substantial portion, of such persons’ assets are located outside of the United States. As a result, it may be difficult for holders of our Shares to affect service of process on such persons within the United States or to realize in the United States upon judgments rendered against them.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Market Risk

Market risk is the potential loss arising from changes in market rates and market prices. Our market risk exposure results primarily from fluctuations in foreign exchange rates and interest rates. Our views on market risk are not necessarily indicative of actual results that may occur and do not represent the maximum possible gains and losses that may occur, since actual gains and losses will differ from those estimated, based upon actual fluctuations in foreign currency exchange rates and interest rates and the timing of transactions.

Foreign Currency Exchange Rate Risk

A majority of our international business is presently conducted in currencies other than the U.S. dollar and may be exposed to financial market risk resulting from fluctuations in foreign currency exchange rates, particularly the CNY, the Pound Sterling, the Euro and the Canadian dollar. Foreign currency transaction gains and losses arising from normal business operations are credited to or charged against earnings in the period incurred. As a result, fluctuations in the value of the currencies in which we conduct our business relative to the U.S. dollar will cause currency transaction gains and losses, which we have experienced in the past and continue to experience. Due to the difficulty in determining and obtaining predictable cash flow forecasts in our foreign operations based on the overall challenging economic environment and associated contract structures, we do not currently utilize any derivative financial instruments to hedge foreign currency risks. The volatility of the CNY, the Pound Sterling, the Euro and the Canadian dollar (and any other applicable currencies) will be monitored frequently throughout the coming year. If appropriate, we may enter into hedging transactions in order to mitigate our risk from foreign currency fluctuations. Due to the substantial volatility of currency exchange rates, among other factors, we cannot predict the effect of exchange rate fluctuations upon future operating results. There can be no assurances that we will not experience currency losses in the future. We estimate that an immediate 10% change in foreign exchange rates would not materially impact reported net income for the year ended March 31, 2005. This was estimated using a 10% deterioration factor to the average monthly exchange rates applied to net income or loss for each of the related subsidiaries in the respective period.

Interest Rate Risk

We are exposed to interest rate risk on borrowings under the Credit Facility. Funds advanced to us pursuant to the Credit Facility bear interest at the U.S. prime rate plus 0.75%. We do not hedge our exposures to interest rate risk. We estimate that an increase of 100 basis points in the interest rate under our Credit Facility would not materially impact reported net income for the year ended March 31, 2005.

Item 8. Financial Statements and Supplementary Data

The Consolidated Financial Statements and Supplementary Data required by this Item, together with the reports of our independent registered public accounting firm, are set forth at the pages indicated on the Index to the Financial Statements on Page F-l included in Item 15 of this report.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures

We maintain disclosure controls and procedures designed to ensure that information required to be disclosed in the Company’s reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost benefit relationship of possible controls and procedures.

Evaluation of Disclosure Controls and Procedures

As required by Securities and Exchange Commission Rules 13a-15(a) and 13a-15(e), we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer (who is also the Chief Accounting Officer), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the period covered by this report. Based on the foregoing, our Chief Executive Officer and the Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Controls over Financial Reporting

There has been no change in our internal controls over financial reporting during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect our internal controls over financial reporting.

Item 9B. Other Information

None

PART III

Item 10. Directors and Executive Officers of the Registrant

Certain information with respect to the executive officers of the Company is set forth in the section entitled “Executive Officers of the Registrant” in Part I of this Annual Report on Form 10-K.

The information required by this item with respect to the directors of the Company is incorporated herein by reference to the information under the caption “Election of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance” contained in the Company’s Management Proxy Circular for the Company’s 2005 Annual Meeting of Shareholders (the “Proxy Statement”).

We have adopted and maintain a code of business conduct and ethics that all executive officers and management employees must review and abide by (including our principal executive officer and principal financial officer), which we refer to as our Code of Business Conduct and Ethics. The Code of Business Conduct and Ethics is available on our website at http://www.madcatz.com in the Investor Information section under the heading “Corporate Governance.”

Item 11. Executive Compensation

The information required by Item 11 is incorporated herein by reference to the information in the Proxy Statement under the caption “Compensation of Executive Officers” specifically excluding the “Compensation Committee Report on Executive Compensation.”

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by Item 12 is incorporated herein by reference to the information in the Proxy Statement under the captions “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information.”

Item 13. Certain Relationships and Related Transactions

The information required by Item 13 is incorporated herein by reference to the information in the Proxy Statement under the caption “Certain Transactions.”

Item 14. Principal Accountant Fees and Services

The information required by Item 14 is incorporated herein by reference to the information in the Proxy Statement under the caption “Principal Accountant Fees and Services.”

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a) The following documents are filed as part of this report:

(1) Financial Statements

The financial statements of the Company are included herein as required under Item 8 of this report. See Index to Financial Statements on page F-1.

(2) Financial Statement Schedules

For the three fiscal years ended March 31, 2005—Schedule II Valuation and Qualifying Accounts

Schedules not listed above have been omitted because information required to be set forth therein is not applicable or is shown in the financial statements or notes thereto.

(3) Exhibits (numbered in accordance with Item 601 of Regulation S-K)

The following exhibits are filed or incorporated by reference into this report.

3.1		Articles of Incorporation and Amendments thereto. (1)

3.2		By-Laws of the Company, as amended to date. (2)

4.1		Shareholder Rights Plan Agreement between GTR Group Inc. and Montreal Trust Company of Canada, dated as of May 26, 2000. (4)

10.1		Loan Agreement between Congress Financial Corporation (Canada) and 1328158 Ontario Inc., dated September 25, 2000. (3)

10.2		Loan Agreement between Congress Corporation (Central) and Mad Catz, Inc., dated September 25, 2000. (3)

10.3		Guarantee from 1328158 Ontario Inc, to Congress Financial Corporation (Canada), dated September 25, 2000. (3)

10.4		General Security Agreement among and between Mad Catz, Inc., FX Unlimited, Inc., and Congress Financial Corporation (Central), dated September 25, 2000. (3)

10.5		Guarantee from Mad Catz, Inc. to Congress Financial Corporation (Central), dated September 25, 2000. (3)

10.6		First Amended and Restated Loan Agreement between Congress Financial Corporation (Central) and Mad Catz, Inc., dated as of September 5, 2001. (4)

10.7		Amended and Restated General Security Agreement by and among Mad Catz Inc., FX Unlimited, Inc. and Congress Financial Corporation (Central), dated as of November 30, 2001. (4)

10.8		Amending Agreement between Mad Catz, Inc. and Congress Financial Corporation (Central), dated as of June 18, 2002. (4)

10.9		Standard Industrial Lease between H. G. Fenton Company and Mad Catz Inc., dated July 9, 2001. (4)

10.10	*	Amended and Restated Incentive Stock Option Plan of Mad Catz Interactive, Inc. (4)

10.11	*	Form of Incentive Stock Option Plan. (4)

10.12		Agreement, dated January 17, 2003, as amended by First Amending Agreement dated as of the 14th day of February, 2003, between Fire International Ltd. and its related companies and Mad Catz Interactive, Inc. Portions of this exhibit (indicated by asterisks) have been omitted pursuant to a request for confidential treatment pursuant to Rule 24b-2 under the Securities Exchange Act of 1934. (5)

10.13		Letter Agreement, dated January 21, 2003, between and Mad Catz Interactive, Inc., Mad Catz, Inc. and InterAct Accessories, Inc. (5)

10.14		Second Amending Agreement made as of the 22nd day of January 2003 between Mad Catz, Inc. and Congress Financial Corporation (Central). (5)

10.15		Web Services Agreement made and entered into as of February 11, 2003, by and between IGN Entertainment, Inc. and Mad Catz, Inc. Portions of this exhibit (indicated by asterisks) have been omitted pursuant to a request for confidential treatment pursuant to Rule 24b-2 under the Securities Exchange Act of 1934. (5)

10.16		First Amending Agreement dated as of the 14th day of February 2003 between Mad Catz Interactive, Inc. and Fire International Ltd. and its related companies. Portions of this exhibit (indicated by asterisks) have been omitted pursuant to a request for confidential treatment pursuant to Rule 24b-2 under the Securities Exchange Act of 1934. (5)

10.17		Marketing Agreement made and entered into as of April 7, 2003 between IGN Entertainment, Inc. and Mad Catz, Inc. Portions of this exhibit (indicated by asterisks) have been omitted pursuant to a request for confidential treatment pursuant to Rule 24b-2 under the Securities Exchange Act of 1934. (5)

10.18		First Amendment to Web Services Agreement dated as of May 5, 2003 between IGN Entertainment, Inc. and Mad Catz, Inc. Portions of this exhibit (indicated by asterisks) have been omitted pursuant to a request for confidential treatment pursuant to Rule 24b-2 under the Securities Exchange Act of 1934. Portions of this exhibit (indicated by asterisks) have been omitted pursuant to a request for confidential treatment pursuant to Rule 24b-2 under the Securities Exchange Act of 1934. (5)

10.19	*	Employment Agreement between Mad Catz, Inc. and Darren Richardson, dated May 18, 2000. (5)

10.20	*	Amendment to Employment Agreement between Mad Catz Interactive, Inc. and Darren Richardson, dated April 1, 2004. Portions of this exhibit (indicated by asterisks) have been omitted pursuant to a request for confidential treatment pursuant to Rule 24b-2 under the Securities Exchange Act of 1934. (6)

10.21	*	Employment Agreement between Mad Catz Interactive, Inc., Mad Catz, Inc. and Cyril Talbot III, dated July 23, 2003. (6)

10.22		Distribution Agreement between the Company and Mastiff, LLC, dated May 13, 2005. Portions of this exhibit (indicated by asterisks) have been omitted pursuant to a request for confidential treatment pursuant to Rule 24b-2 under the Securities Exchange Act of 1934.

10.23		European Distribution Agreement between the Company and In2Games Limited, dated May 12, 2005. Portions of this exhibit (indicated by asterisks) have been omitted pursuant to a request for confidential treatment pursuant to Rule 24b-2 under the Securities Exchange Act of 1934.

10.24		European Distribution Agreement between the Company and In2Games Limited, dated May 19, 2005. Portions of this exhibit (indicated by asterisks) have been omitted pursuant to a request for confidential treatment pursuant to Rule 24b-2 under the Securities Exchange Act of 1934.

10.25		Third Amending Agreement between the Company and Fire International, Ltd. and its related companies, dated February 1, 2005. Portions of this exhibit (indicated by asterisks) have been omitted pursuant to a request for confidential treatment pursuant to Rule 24b-2 under the Securities Exchange Act of 1934.

10.26	Xenon Game Peripheral Licensing Certification Agreement, made and entered into on May 12, 2005, by and between the Company and Microsoft Corporation. Portions of this exhibit (indicated by asterisks) have been omitted pursuant to a request for confidential treatment pursuant to Rule 24b-2 under the Securities Exchange Act of 1934.

21.1	Subsidiaries of the Company.

23.1	Accountants’ Consent.

31.1	Certifications of Registrant’s Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certifications of Registrant’s Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certifications of Registrant’s Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002. These certifications are being furnished solely to accompany this Annual Report on Form 10-K and are not being filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and are not to be incorporated by reference into any filing of the Company.

32.2	Certifications of Registrant’s Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002. These certifications are being furnished solely to accompany this Annual Report on Form 10-K and are not being filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and are not to be incorporated by reference into any filing of the Company.

(1)	This document was filed as an exhibit to the Registrant’s Annual Report on Form 20-F filed with the Securities and Exchange Commission for the fiscal year ended March 31, 2001 and incorporated herein by reference.
(2)	This document was filed as an exhibit to the Registrant’s Registration Statement on Form 20-F, dated June 1, 1999, filed with the Securities and Exchange Commission on June 3, 1999 and incorporated herein by reference.
(3)	This document was filed as an exhibit to the Registrant’s Annual Report on Form 20-F filed with the Securities and Exchange Commission for the fiscal year ended March 31, 2000 and incorporated herein by reference.
(4)	This document was filed as an exhibit to the Registrant’s Annual Report on Form 20-F filed with the Securities and Exchange Commission for the fiscal year ended March 31, 2002 and incorporated herein by reference.
(5)	This document was filed as an exhibit to the Registrant’s Annual Report on Form 20-F filed with the Securities and Exchange Commission for the fiscal year ended March 31, 2003 and incorporated herein by reference.
(6)	This document was filed as an exhibit to the Registrant’s Annual Report on Form 20-F filed with the Securities and Exchange Commission for the fiscal year ended March 31, 2004 and incorporated herein by reference.
*	Denotes management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MAD CATZ INTERACTIVE INT.

By:	/S/ DARREN RICHARDSON
Darren Richardson President and Chief Executive Officer

Date: July 11, 2005

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ DARREN RICHARDSON Darren Richardson	President and Chief Executive Officer (Principal Executive Officer)	July 11, 2005

/s/ CYRIL TALBOT III Cyril Talbot III	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	July 11, 2005

/s/ PATRICK BRIGHAM Patrick Brigham	Chairman of the Board	July 11, 2005

/s/ DONALD LENZ Donald Lenz	Director	July 11, 2005

Cary McWhinnie	Director

/s/ MORRIS PERLIS Morris Perlis	Director	July 11, 2005

/s/ ANDREW REDMOND Andrew Redmond	Director	July 11, 2005

INDEX TO CONSOLIDATED

FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

The Shareholders

Mad Catz Interactive, Inc.:

We have audited the accompanying consolidated balance sheets of Mad Catz Interactive, Inc. and subsidiaries as of March 31, 2005 and 2004 and the related consolidated statements of operations, shareholders’ equity and comprehensive income and cash flows for each of the years in the three-year period ended March 31, 2005. In connection with our audits of the consolidated financial statements, we have also audited financial statement Schedule II. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and the financial statement schedule based on our audits.

We conducted our audits in accordance with the auditing standards of the Public Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Mad Catz Interactive, Inc. and subsidiaries as of March 31, 2005 and 2004 and the results of their operations and their cash flows for each of the years in the three-year period ended March 31, 2005, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement Schedule II, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/    KPMG LLP

San Diego, California

July 7, 2005

MAD CATZ INTERACTIVE, INC.

Consolidated Balance Sheets

March 31, 2005 and 2004

(in thousands of U.S. dollars)

	2005	2004*
Assets
Current assets:
Cash	$1,085	$1,728
Accounts receivable, net of allowances of $6,329 and $5,971 at March 31, 2005 and 2004, respectively	17,549	16,591
Other receivables	1,804	448
Inventories	26,865	16,848
Deferred tax assets	3,636	2,765
Other current assets	895	1,446

Total current assets	51,834	39,826

Deferred tax assets	578	282
Property and equipment, net	1,831	1,609
Intangible assets, net	3,438	4,242
Goodwill	21,455	19,964

Total assets	$79,136	$65,923

Liabilities and Shareholders’ Equity
Current liabilities:
Bank loan	$12,100	$15,182
Accounts payable	19,209	11,214
Accrued liabilities	3,434	2,500
Accrued taxes payable	1,490	971

Total current liabilities	36,233	29,867

Shareholders’ equity:
Common stock, no par value, unlimited shares authorized; 54,244,383 and 53,462,716 shares issued and outstanding at March 31, 2005 and 2004, respectively	46,746	46,038
Accumulated other comprehensive income	6,514	4,957
Accumulated deficit	(10,357)	(14,939)

Total shareholders’ equity	42,903	36,056

Total liabilities and shareholders’ equity	$79,136	$65,923

*	Recasted in accordance with U.S. GAAP. See Note 2.

See accompanying notes to consolidated financial statements.

MAD CATZ INTERACTIVE, INC.

Consolidated Statements of Operations

Years ended March 31, 2005, 2004 and 2003

(in thousands of U.S. dollars, except per share and share data)

	2005	2004*	2003*
Net sales	$112,071	$102,143	$91,658
Cost of sales	84,421	79,803	71,467

Gross profit	27,650	22,340	20,191
Operating expenses:
Sales and marketing	10,053	11,166	8,835
General and administrative	6,998	6,459	6,160
Research and development	897	1,079	936
Amortization of intangible assets	804	804	36

Total operating expenses	18,752	19,508	15,967

Operating income	8,898	2,832	4,224
Interest expense, net	(1,203)	(1,330)	(1,758)
Foreign exchange gain (loss), net	(582)	91	(94)
Other income	202	98	47

Income before income taxes	7,315	1,691	2,419
Income tax expense	2,733	629	788

Net income	$4,582	$1,062	$1,631

Net income per share:
Basic	$0.09	$0.02	$0.03

Diluted	$0.08	$0.02	$0.03

Number of shares used in per share computations:
Basic	53,506,289	53,286,248	53,070,890

Diluted	54,481,162	53,983,127	53,689,972

*	Recasted in accordance with U.S. GAAP. See Note 2.

See accompanying notes to consolidated financial statements.

MAD CATZ INTERACTIVE, INC.

Consolidated Statements of Shareholders’ Equity and Comprehensive Income

Years ended March 31, 2005, 2004 and 2003

(in thousands of U.S. dollars, except share data)

	Common Stock		Accumulated Other Comprehensive Income	Accumulated Deficit	Total Shareholders’ Equity
	Shares	Amount
BALANCE, March 31, 2002*	52,909,548	$46,072	$1,177	$(17,632)	$29,617
Stock option exercises	97,171	53	—	—	53
Stock-based compensation	—	(420)	—	—	(420)
Warrant exercises	200,000	185	—	—	185
Comprehensive income:
Net income	—	—	—	1,631	1,631
Foreign currency translation adjustment	—	—	1,358	—	1,358

Total comprehensive income					2,989

BALANCE, March 31, 2003*	53,206,719	45,890	2,535	(16,001)	32,424
Stock option exercises	255,997	164	—	—	164
Stock-based compensation	—	(16)	—	—	(16)
Comprehensive income:
Net income	—	—	—	1,062	1,062
Foreign currency translation adjustment	—	—	2,422	—	2,422

Total comprehensive income					3,484

BALANCE, March 31, 2004*	53,462,716	46,038	4,957	(14,939)	36,056
Stock option exercises	781,667	603	—	—	603
Stock-based compensation	—	(12)	—	—	(12)
Tax benefit from exercise of stock options	—	117	—	—	117
Comprehensive income:
Net income	—	—	—	4,582	4,582
Foreign currency translation adjustment	—	—	1,557	—	1,557

Total comprehensive income					6,139

BALANCE, March 31, 2005	54,244,383	$46,746	$6,514	$(10,357)	$42,903

*	Recasted in accordance with U.S. GAAP. See Note 2.

See accompanying notes to consolidated financial statements.

MAD CATZ INTERACTIVE, INC.

Consolidated Statements of Cash Flows

Years ended March 31, 2005, 2004 and 2003

(in thousands of U.S. dollars)

	2005	2004*	2003*
Cash flows from operating activities:
Net income	$4,582	$1,062	$1,631
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Deferred tax assets	(1,167)	(102)	(1,011)
Depreciation and amortization	1,852	1,831	1,173
Amortization of deferred financing fees	—	239	484
Loss on disposals of assets	41	—	—
Tax benefit of stock options exercised	117	—	—
Stock-based compensation	(12)	(16)	(420)
Foreign exchange (gains) losses	582	(91)	94
Changes in operating assets and liabilities:
Accounts receivable	(824)	477	(6,122)
Other receivables	(1,356)	(448)	—
Inventories	(9,970)	1,901	(2,394)
Other current assets	602	(398)	(272)
Accounts payable	7,968	(1,918)	(865)
Accrued liabilities	908	(542)	636
Accrued taxes payable	514	1,547	(327)

Net cash provided by (used in) operating activities	3,837	3,542	(7,393)

Cash flows from investing activities:
Purchases of property and equipment	(1,402)	(911)	(939)
Purchase of intangible assets	—	—	(5,083)

Net cash used in investing activities	(1,402)	(911)	(6,022)

Cash flows from financing activities:
Bank loans	(3,082)	(1,895)	12,742
Proceeds from issue of share capital	558	158	239

Net cash provided by (used in) financing activities	(2,524)	(1,737)	12,981

Effects of foreign exchange on cash	(554)	(400)	(235)

Net increase (decrease) in cash	(643)	494	(669)
Cash, beginning of year	1,728	1,234	1,903

Cash, end of year	$1,085	$1,728	$1,234

Supplemental cash flow information:
Income taxes paid	$3,613	$244	$1,840

Interest paid	$1,094	$989	$1,272

*	Recasted in accordance with U.S. GAAP. See Note 2.

See accompanying notes to consolidated financial statements.

MAD CATZ INTERACTIVE, INC.

Notes to Consolidated Financial Statements

(in U.S. dollars)

(1) Organization and Description of Business

Mad Catz Interactive, Inc. is a corporation incorporated under the Canada Business Corporations Act. The Company has the following operating subsidiaries: (i) Mad Catz, Inc. (“MCI”), a corporation incorporated under the laws of Delaware that acts as the Company’s primary subsidiary (ii) 1328158 Ontario Inc. (“MCC”), a corporation incorporated under the laws of Canada that sells the Company’s Mad Catz and GameShark product lines in Canada under the name Mad Catz Canada (iii) Mad Catz Europe, Limited, (“MCE”), a corporation incorporated under the laws of England and Wales that sells the Company’s Mad Catz product lines in Europe. The Company also beneficially owns, directly or indirectly, all of the issued and outstanding shares of Mad Catz Interactive Asia Limited (“MCIA”), a corporation incorporated under the laws of Hong Kong that provides procurement services related to the manufacture of Mad Catz products. The Company also beneficially owns, directly or indirectly, all of the issued and outstanding shares of the following companies that are currently inactive: FX Unlimited Inc., a corporation incorporated under the laws of Delaware, Mad Catz (Asia) Limited, a corporation incorporated under the laws of Hong Kong, Xencet USA, Inc., a corporation incorporated under the laws of Delaware, Singapore Holdings Inc., a corporation incorporated under the laws of Delaware and Mad Catz Limited, a company incorporated under the laws of England and Wales.

The Company’s products are designed, manufactured (primarily through third parties), marketed and distributed for all major console based video game systems. The Company’s products include video game accessories of all types, such as control pads, steering wheels, joysticks, memory cards, video cables, light guns, dance pads, microphones, car adapters and carry cases. The Company also publishes game enhancement software and in fiscal 2005, the Company published its first video game title, which was developed by a third party developer.

(2) Basis of Presentation and Summary of Significant Accounting Policies

The Company previously prepared its financial statements in accordance with accounting principles generally accepted in Canada (“Canadian GAAP”), and filed its Annual Reports on Form 20-F with the United States Securities and Exchange Commission as a foreign private issuer. During the fourth quarter of fiscal 2005, the Company determined that it no longer met the foreign share ownership requirements applicable to foreign private issuers, and, as a result, that it could no longer file its Annual Report on Form 20-F. Therefore, the consolidated financial statements presented herein have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and the Company will file its Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K. As a result of this change, certain prior year information has been recasted in accordance with U.S. GAAP.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany transactions and balances have been eliminated in consolidation.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the year. Actual results could differ from those estimates.

MAD CATZ INTERACTIVE, INC.

Notes to Consolidated Financial Statements—(Continued)

Concentration of Credit Risk

Credit risk is primarily concentrated in accounts receivable. The Company generally does not require collateral on accounts receivable because a majority of its customers are large, well capitalized, established retail entities with operations throughout the United States, Canada and Europe. The Company maintains an allowance for doubtful accounts. For the year ended March 31, 2005 sales to the three largest customers constituted 47% of gross sales and represented 60% of accounts receivable at March 31, 2005. For the year ended March 31, 2004 sales to the two largest customers constituted 39% of gross sales and represented 49% of accounts receivable at March 31, 2004. Accounts receivable balances generally are in proportion to the net sales percentages for the Company’s largest customers.

Fair Value of Financial Instruments

The carrying values of the Company’s financial instruments, including cash, accounts receivable, and accounts payable and accrued liabilities approximate their fair values due to the short maturity of these instruments. The carrying value of the bank loan approximates its fair value as the interest rate and other terms are that which is currently available to the Company.

Revenue Recognition

The Company evaluates the recognition of revenue based on the applicable provisions of Staff Accounting Bulletin No. 104, “Revenue Recognition” and on the criteria set forth in Statement of Position 97-2, “Software Revenue Recognition.” Accordingly, the Company recognizes revenue when (1) there is persuasive evidence that an arrangement with our customer exists, which is generally a customer purchase order, (2) the products are delivered, which occurs when the products are shipped and risk of loss has been transferred to the customer, (3) the selling price is fixed or determinable and (4) collection of the customer receivable is deemed probable. Our payment arrangements with customers typically provide net 30 and 60-day terms.

Revenues from sales to authorized resellers are subject to terms allowing price protection, certain rights of return and allowances for volume rebates and cooperative advertising. Allowances for price protection are recorded when the price protection program is approved. Allowances for estimated future returns, cooperative advertising and volume rebates are provided for upon revenue recognition. Such amounts are estimated and periodically adjusted based on historical and anticipated rates of returns, inventory levels and other factors and are recorded as a reduction of revenue or operating expense in accordance with EITF 01-9.

Allowance for Doubtful Accounts and Other Allowances

Accounts receivable are recorded net of an allowance for doubtful accounts and other allowances. When evaluating the adequacy of the allowance for doubtful accounts, the Company analyzes known uncollectible accounts, the aging of accounts receivable, historical bad debts, customer credit-worthiness and current economic trends.

Other allowances include those for sales returns, price protection, volume rebates and cooperative advertising. When estimating future product returns, the Company makes an assessment of the rate by which customers and end consumers will return the Company’s products by considering historical trends and information regarding inventory levels and demand and acceptance of the Company’s products by the end consumer. Allowances for price protection, cooperative advertising and volume rebates are based upon programs negotiated with specific customers.

MAD CATZ INTERACTIVE, INC.

Notes to Consolidated Financial Statements—(Continued)

Inventories

Raw materials, packaging materials and accessories are valued at the lower of cost, determined by the first-in, first-out method, or market. Finished goods are valued at the lower of cost or market, with cost being determined on an average cost basis using the first-in, first-out method. The Company regularly reviews inventory quantities on hand and in the retail channel in order to recognize any loss of utility in the period incurred.

Property and Equipment

Property and equipment are stated at cost and depreciated using the straight-line method over the estimated useful lives of the assets as follows:

Manufacturing and office equipment	3 – 5 years
Computer equipment and software	3 years
Furniture and fixtures	5 years
Molds	3 years
Leasehold improvements	Shorter of estimated useful life or remaining life of lease

Intangible Assets

Intangible assets are stated at cost less accumulated amortization and are amortized over the estimated useful lives of the assets on a straight-line basis.

Goodwill

The Company has recorded goodwill in connection with the acquisitions it has completed in prior periods. Statement of Financial Accounting Standards (“SFAS”) No. 142, Goodwill and Other Intangible Assets, prohibits amortization of goodwill and intangible assets with indefinite useful lives but instead requires testing for impairment at least annually. The Company reviews its goodwill for impairment as of April 1st of each fiscal year or when an event or a change in facts and or circumstances indicates the fair value of a reporting unit may be below its carrying amount. The Company has completed its annual assessment of impairment in accordance with SFAS No. 142, which did not indicate any impairment of goodwill as of March 31, 2005 and 2004.

Impairment of Long-Lived Assets

In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” long-lived assets, such as property, plant, and equipment, and purchased intangibles subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset. Assets to be disposed of would be separately presented in the balance sheet and reported at the lower of the carrying amount or fair value less costs to sell, and are no longer depreciated. The assets and liabilities of a disposal group classified as held for sale would be presented separately in the appropriate asset and liability sections of the balance sheet.

Software Development Costs

Software development costs primarily consist of payments made to independent software developers under development agreements. The Company accounts for software development costs in accordance with SFAS

MAD CATZ INTERACTIVE, INC.

Notes to Consolidated Financial Statements—(Continued)

No. 86, “Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed,” which provides for the capitalization of certain software development costs incurred after technological feasibility of the software is established or for development costs that have alternative future uses. Under our current practice of developing new products, the technological feasibility of the underlying software is not established until substantially all product development is complete and the first playable version is delivered. The software development costs that have been capitalized to date have been insignificant and were fully amortized as of March 31, 2005.

Royalties and Intellectual Property Licenses

Royalty and license expenses consist of royalties and license fees paid to intellectual property rights holders for use of their trademarks, copyrights, software, technology or other intellectual property or proprietary rights in the development or sale of our products. Royalty payments to independent software developers are payments for the development of intellectual property related to our games.

Royalty-based payments that are paid in advance are generally capitalized and expensed to cost of goods sold at the greater of the contractual or effective royalty rate based on net product sales. With regard to payments made to independent software developers and co-publishing affiliates, the Company is generally subject to development risk prior to the general release of the product. Accordingly, payments that are due prior to completion of the product are generally expensed as research and development as the services are incurred. Payments due after the general release of the product (primarily royalty-based in nature) are generally expensed as cost of goods sold at the higher of the contractual or effective royalty rate based on net product sales.

Advertising

Advertising costs are expensed as incurred and amounted to $4,385,000, $5,046,000 and $4,876,000 in 2005, 2004 and 2003, respectively. Cooperative advertising with distributors and retailers is accrued when revenue is recognized and such amounts are included in sales and marketing expense if there is a separate identifiable benefit with an estimable fair value. Otherwise, such costs are recognized as a reduction of net revenue.

Income Taxes

Income taxes are accounted for using the asset and liability method. Under the asset and liability method of accounting for income taxes, deferred tax assets and liabilities are recognized for future tax consequences attributable to differences between the financial statement carrying amounts and tax basis of assets and liabilities and for tax loss carryforwards.

Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. To the extent that it is not “more likely than not” that a deferred tax asset will be realized, a valuation allowance is provided. Significant management judgment is required in assessing the realizability of the Company’s deferred tax assets. In performing this assessment, management considers whether it is more likely than not that some portion or all of the assets will not be realized. The ultimate realization of deferred tax assets is dependent upon generation of future taxable income in each tax jurisdiction during the periods in which the temporary differences become deductible. Management considers the scheduled reversal of deferred liabilities, projected future taxable income, and tax planning strategies in making this assessment.

MAD CATZ INTERACTIVE, INC.

Notes to Consolidated Financial Statements—(Continued)

Foreign Currency Translation

For each of the Company’s foreign operating subsidiaries the functional currency is its local currency. Assets and liabilities of foreign operations are translated into U.S. dollars using month-end exchange rates, and revenue and expenses are translated into U.S. dollars using monthly average exchange rates. The effects of foreign currency translation adjustments are included as a component of accumulated other comprehensive income in shareholders’ equity.

Foreign currency transaction gains and losses are a result of the effect of exchange rate changes on transactions denominated in currencies other than the functional currency.

Net Income per Share

Basic earnings per share are computed by dividing the net income for the period by the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed by dividing net income for the period by the weighted average number of common shares outstanding, increased by potentially dilutive securities. Potentially dilutive securities are calculated using the treasury stock method and represent incremental shares issuable upon exercise of outstanding stock options. However, potentially dilutive securities are not included in the denominator of the diluted earnings per share calculation when inclusion of such shares would be anti-dilutive.

The following table sets forth the computation of diluted weighted average common and potential common shares outstanding for the years ended March 31, 2005, 2004 and 2003:

	Years ended March 31,
	2005	2004	2003
Basic weighted average common shares outstanding	53,506,289	53,286,248	53,070,890
Effect of dilutive securities:
Options	974,873	696,879	619,082

Diluted weighted average common and potential common shares outstanding	54,481,162	53,983,127	53,689,972

Options to purchase 300,651, 850,651, and 2,076,318 shares of common stock were outstanding as of March 31, 2005, 2004 and 2003, respectively, but were not included in the computation of diluted net income per share, as the effect would be antidilutive.

Stock-Based Compensation

The Company accounts for its stock-based employee compensation plan using the intrinsic value method under the recognition and measurement principles of APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and related Interpretations. Accordingly, compensation cost for stock options issued to employees is measured as the excess, if any, of the quoted market price of the Company’s stock at the date of the grant over the exercise price of the underlying stock options. In December 2002, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure—an amendment of SFAS No. 123.” SFAS 148 requires certain additional disclosures of the estimated fair value of stock-based compensation. Such estimated fair value is determined through the use of the Black-Scholes option pricing model. SFAS 123, “Accounting for Stock-Based Compensation,” encourages, but does not require, companies to record compensation cost for stock-based employee compensation plans at fair value.

MAD CATZ INTERACTIVE, INC.

Notes to Consolidated Financial Statements—(Continued)

Had compensation expense for these plans been determined consistent with SFAS 123, the Company would have recorded net income and basic and diluted net income per share for the years ended March 31, 2005, 2004 and 2003 as follows (in thousands):

	Years Ended March 31,
	2005	2004	2003
Net income as reported	$4,582	$1,062	$1,631
Stock based compensation using the fair value method	(245)	(195)	(262)

Pro forma net income	$4,337	$867	$1,369

Net income per common share:
Basic—as reported	$0.09	$0.02	$0.03

Basic—pro forma	$0.08	$0.02	$0.03

Diluted—as reported	$0.08	$0.02	$0.03

Diluted—pro forma	$0.08	$0.02	$0.03

The fair value of the options was estimated at the date of grant using the Black-Scholes option pricing model with the following assumptions for the years ended March 31, 2005, 2004 and 2003: no dividend yield, volatility of 79%, 73% and 76% in fiscal 2005, 2004 and 2003, respectively; risk-free interest rates ranging from 2.9% to 4.0% for fiscal 2005, 2.6% to 3.2% for fiscal 2004 and 5% for fiscal 2003; and an expected life of 3 years. The weighted average estimated fair value of employee stock options granted during fiscal 2005 ranged from $0.44 to $0.45. The weighted average estimated fair value of employee stock options granted during fiscal 2004 ranged from $0.42 to $0.78. The weighted average estimated fair value of employee stock options granted during fiscal 2003 was $0.55. For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options’ vesting periods.

Comprehensive Income

SFAS No. 130, “Reporting Comprehensive Income,” requires classification of other comprehensive income in a financial statement and display of other comprehensive income separately from retained earnings and additional paid-in capital. Other comprehensive income consists of primarily foreign currency translation adjustments.

Recent Accounting Pronouncements

In December 2004, the FASB issued Statement No. 123 (revised 2004) (“SFAS 123R”), “Share-Based Payment.” SFAS 123R replaced SFAS 123, “Accounting for Stock-Based Compensation” and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.” SFAS 123R will require companies to recognize compensation expense, using a fair-value based method, for costs related to share-based payments including stock options and other forms of stock-based compensation. SFAS No. 123R allows measurement of the cost of share-based payment transactions to employees at the fair value of the award on the grant date and recognition of expense over the requisite service or vesting period. SFAS No. 123R allows implementation using a modified version of prospective application, under which compensation expense for the unvested portion of previously granted awards and all new awards will be recognized on or after the date of adoption. SFAS No. 123R also allows companies to adopt SFAS No. 123R by restating previously issued financial statements, basing the amounts on the expense previously calculated and reported in their pro forma footnote disclosures required under SFAS No. 123. In addition, in March 2005, the Securities and Exchange Commission (“SEC”) released SEC

MAD CATZ INTERACTIVE, INC.

Notes to Consolidated Financial Statements—(Continued)

Staff Accounting Bulletin No. 107, “Share-Based Payment” (“SAB No. 107”). SAB No. 107 provides the SEC staff’s position regarding the application of SFAS No. 123R and certain SEC rules and regulations, and also provides the staff’s views regarding the valuation of share-based payment arrangements for public companies. In April 2005, the SEC approved an amendment to Rule 4-01(a) of Regulation S-X to amend the date for compliance with SFAS No. 123R. In accordance with this amendment, the accounting provisions of SFAS No. 123R are effective for annual periods beginning after June 15, 2005. The Company is required to adopt SFAS No. 123R no later than the first quarter of fiscal 2007. The Company is evaluating the requirements of SFAS No. 123R and SAB No. 107 and it does not expect the adoption of these pronouncements to have a significant impact on its consolidated results of operations.

In November 2004, the FASB issued Statement No. 151 (“SFAS No. 151”), “Inventory Costs—an Amendment of ARB 43, Chapter 4,” to provide clarification that abnormal amounts of idle facility expense, freight, handling costs, and wasted material be recognized as current-period charges. In addition, SFAS No. 151 requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. The provisions of this standard are effective for fiscal years beginning after June 15, 2005. The adoption of this standard is not expected to have a material impact on the Company’s future consolidated financial statements.

In December 2004, the FASB issued Statement No. 153 (“SFAS No. 153”), “Exchange of Non-monetary Assets—an amendment of APB Opinion No. 29.” SFAS No. 153 amends APB No. 29, “Accounting for Non-monetary Transactions” to eliminate the exception for non-monetary exchanges of similar productive assets and replaces it with a general exception for exchanges of non-monetary assets that do not have commercial substance. SFAS No. 153 is effective for non-monetary exchanges occurring in fiscal periods beginning after June 15, 2005. The Company expects the adoption of SFAS No. 153 will not have a material impact on its consolidated financial statements.

Reclassifications

Certain prior period amounts have been reclassified to conform to the current year presentation.

(3) Inventories

Inventories consist of the following (in thousands):

	March 31,
	2005	2004
Raw materials	$2,228	$2,558
Finished goods	24,635	14,288
Packaging materials and accessories	2	2

Inventories	$26,865	$16,848

MAD CATZ INTERACTIVE, INC.

Notes to Consolidated Financial Statements—(Continued)

(4) Property and Equipment

Property and equipment consist of the following (in thousands):

	March 31,
	2005	2004
Molds	$2,835	$2,973
Computer equipment and software	1,515	1,371
Manufacturing and office equipment	346	297
Furniture and fixtures	221	220
Assets not yet in service	255	43
Leasehold improvements	414	397

	5,586	5,301
Less: Accumulated depreciation and amortization	(3,755)	(3,692)

Property and equipment, net	$1,831	$1,609

Depreciation and amortization expense totaled $1,048,000, $1,027,000, and $1,137,000 for the years ended March 31, 2005, 2004 and 2003, respectively.

(5) Intangible Assets

In January 2003, the Company acquired the rights to the GameShark brand, intellectual property, and the www.gameshark.com web site from InterAct, a subsidiary of Recoton Corporation, for total cash consideration of $5,083,000. GameShark is the industry leader in video game enhancement software, which enables players to take full advantage of the secret codes, short cuts, hints and cheats incorporated by video game publishers into their game offerings. In connection with the GameShark acquisition, the Company entered into a five-year technology agreement with Fire International, Ltd. (“Fire”) to implement Fire’s technology in the GameShark brand of video game enhancements. The amounts of the intangible assets and their respective useful lives were determined based upon the allocation of the actual purchase price to the various categories of intellectual property as determined by an independent external valuation analysis completed in May 2003. In addition, the Company considered the eight year history of the GameShark brand prior to our acquisition and the lifecycle and installed base of the console systems on which GameShark products can be used. The acquired intangible assets are summarized as follows (in thousands):

	Cost	Accumulated Amortization	2005 Net Book Value	2004 Net Book Value	Useful life (years)
Trademarks	$4,112	$1,175	$2,937	$3,524	7
Copyrights	514	223	291	394	5
Website	457	247	210	324	4

Intangible assets	$5,083	$1,645	$3,438	$4,242

For the years ended March 31, 2005, 2004 and 2003, amortization of $804,000, $804,000 and $36,000, respectively, was recorded with respect to these assets.

(6) Bank Loans

The Company has a Credit Facility with Wachovia Capital Finance Corporation (Central) (“Wachovia”), formerly Congress Financial Corporation (Central) to borrow up to $35 million under a revolving line of credit subject to the availability of eligible collateral (accounts receivable and inventory), which changes throughout the

MAD CATZ INTERACTIVE, INC.

Notes to Consolidated Financial Statements—(Continued)

year. The line of credit accrues interest on the daily outstanding balance at the U.S. prime rate plus 0.75% per annum, and must be repaid in United States dollars. The interest rate at March 31, 2005 was 6.25%. In addition, the Company is required to pay a monthly service fee of $2,000 and an unused line fee equal to 0.25%. The Credit Facility is secured by a first priority interest in MCI’s inventories, equipment, accounts receivable and investment properties and by a pledge of all of the capital stock of Mad Catz’ subsidiaries and is guaranteed by the Company. The Company is required under the Credit Facility to meet a monthly consolidated tangible net worth covenant.

The Company has also been granted an additional $10 million line of credit from Wachovia to be used for acquisition purposes under the same conditions and terms as the lines of credit described above. At March 31, 2005, no portion of this line was outstanding.

The Credit Facility with Wachovia is scheduled to expire on September 25, 2005. The Credit Facility will automatically renew for an additional one-year period unless either party gives written notice to the other party seeking to terminate the Credit Facility at least 60 days prior to the expiration date. Although Wachovia agreed to extend the expiration date of the Credit Facility in each of our last two fiscal years, the Company does not know the likelihood that Wachovia will agree to further extend the expiration of the Credit Facility following September 25, 2005. The Company expects to renew or obtain new financing in the ordinary course of business.

(7) Shareholders’ Equity

Shareholder Rights Plan

The Company has a shareholder rights plan in an attempt to ensure that shareholders receive a fair price in the event that a person seeks to acquire the Company. Under the rights plan, shareholders hold certain rights, which entitle them to purchase additional shares of the Company’s common stock in response to a take-over bid or tender offer, at a substantial discount from the prevailing market price of the common stock, and to vote the additional shares.

Stock Option Plan

Under the Company’s stock option plan (the “Plan”), options are granted to purchase shares of common stock and are exercisable over a period of up to five years. Director’s options vest immediately and other options generally vest over a period of two years with one-third vesting immediately. The Company has authorized 6,000,000 shares of common stock to be issued pursuant to options granted under the Plan. The Company’s options are denominated in Canadian dollars. For convenience, per share amounts stated below have been translated to U.S. dollars at the rate of exchange in effect at the balance sheet date.

The following director, officer, and employee stock options have been granted and are outstanding under the Plan:

	2005		2004		2003
	Options	Weighted average exercise price	Options	Weighted average exercise price	Options	Weighted average exercise price
Outstanding, beginning of year	3,291,150	$1.18	3,817,147	$0.99	3,501,467	$1.16
Granted	600,000	0.75	302,501	0.98	900,000	0.89
Exercised	(781,667)	0.77	(255,997)	0.64	(97,171)	0.58
Expired/cancelled	(840,500)	2.13	(572,501)	0.62	(487,149)	1.03

Outstanding, end of year	2,268,983	$0.98	3,291,150	$1.18	3,817,147	$0.99

MAD CATZ INTERACTIVE, INC.

Notes to Consolidated Financial Statements—(Continued)

The following summarizes information about stock options outstanding as of March 31, 2005:

	Options outstanding			Options exercisable
Range of exercise price	Number outstanding	Weighted average remaining contractual life in years	Weighted average exercise price	Number exercisable	Weighted average exercise price
$0.58-0.76	998,332	3.0	$0.74	564,983	$0.73
$0.95-1.13	930,000	2.1	1.09	912,833	1.10
$1.19-1.32	190,001	3.3	1.29	140,001	1.28
$1.48-1.85	150,650	0.5	1.56	150,650	1.56

	2,268,983	2.5	$0.98	1,768,467	$1.03

At March 31, 2005, 3,926,123 shares of common stock are reserved for issuance under the Plan and 1,657,140 options are available for future grant.

The Company measures compensation using the intrinsic value method as specified by Accounting Principles Board Opinion 25. In September 2001, upon approval by the shareholders of the Company, an aggregate of 912,000 options with exercise prices ranging from Cdn. $0.94 to Cdn. $3.25 were repriced to Cdn. $0.84. An additional 100,000 options at Cdn. $2.00 were repriced to Cdn. $0.90. At March 31, 2005, 2004 and 2003, the number of repriced options that had not been exercised or cancelled totaled 21,000, 401,000 and 792,501, respectively. Under U.S. GAAP, subsequent to the repricing, these options are considered variable. Based on the March 31, 2005, 2004 and 2003 share prices, the Company reduced previously recorded expense by $12,000, $16,000 and $420,000 in fiscal 2005, 2004 and 2003, respectively (initial expense of $517,000 was recognized for the year ended March 31, 2002), related to the repricing of the above noted options.

(8) Income Taxes

Domestic and foreign income before income taxes and details of income tax expense are as follows (amounts in thousands):

	Years Ended March 31,
	2005	2004	2003
Income before income taxes:
Domestic (U.S.)	$5,096	$266	$825
Foreign	2,219	1,425	1,594

	$7,315	$1,691	$2,419

Income tax expense (benefit):
Current:
Federal (U.S.)	$2,503	$272	$1,099
State	663	24	(12)
Foreign	734	435	712

Total current	3,900	731	1,799

Deferred:
Federal (U.S.)	(859)	5	(780)
State	(179)	(97)	(183)
Foreign	(129)	(10)	(48)

Total deferred	(1,167)	(102)	(1,011)

Income tax expense	$2,733	$629	$788

MAD CATZ INTERACTIVE, INC.

Notes to Consolidated Financial Statements—(Continued)

The difference between reported income tax expense and the amount computed by multiplying income before income taxes by the Company’s applicable Canadian statutory tax rate of approximately 36% (2004—36%; 2003—38%) is reconciled as follows:

	Years Ended March 31,
	2005	2004	2003
Income tax expense using the Company’s Canadian statutory tax rates	$2,642	$611	$919
Income taxed in foreign jurisdictions	(346)	(475)	(663)
Temporary differences not tax-benefited	437	493	486
Other	—	—	46

	$2,733	$629	$788

The sources of significant temporary differences that give rise to the deferred tax assets and liabilities are as follows:

	March 31,
	2005	2004
Deferred tax assets—current:
Inventories	$1,635	$1,027
Accounts receivable	863	1,132
Accruals and reserves	707	445
State taxes paid/deductible in future	227	29
Tax loss carryforwards	48	48
Other	172	100

	3,652	2,781
Less valuation allowance	—	—

Net deferred tax assets—current	$3,652	$2,781

Deferred tax assets—noncurrent:
Tax loss carryforwards	$13,332	$13,134
Property and equipment	348	325
Goodwill and intangibles	1,149	1,069
Deferred financing fees	—	7
Unclaimed scientific research expenditures	236	219
Depreciation and amortization	521	245
Other	182	183

	15,768	15,182
Less valuation allowance	15,186	14,867

Net deferred tax assets—noncurrent	$582	$315

Deferred tax liabilities—current:
Federal liability on state tax loss	$16	$16

Deferred tax liabilities—noncurrent:
Other	$4	$33

MAD CATZ INTERACTIVE, INC.

Notes to Consolidated Financial Statements—(Continued)

The valuation allowance for deferred tax assets as of March 31, 2005 and 2004 was $15,186,000 and $14,867,000, respectively. The net change in the total valuation allowance for the year ended March 31, 2005 was an increase of $319,000. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income in each tax jurisdiction during the periods in which temporary differences in those jurisdictions become deductible. Management considers the scheduled reversal of deferred liabilities, projected future taxable income, and tax planning strategies in making this assessment.

The valuation allowance is entirely attributable to deferred tax assets of Mad Catz Interactive, Inc. (“MCII”), the Canadian holding company, and its Canadian subsidiary, MCC. The components of the valuation allowance are as follows:

	March 31,
	2005	2004
Tax loss carryforwards	$13,332	$13,134
Property and equipment	348	325
Goodwill and intangibles	1,149	1,069
Deferred financing fees	—	7
Unclaimed scientific research expenditures	236	219
Other	121	113

	$15,186	$14,867

MCII is a corporate entity, which has no revenue or other income, and incurs corporate-related expenses. Taxable losses are incurred each year and MCII has a history of operating losses. MCC is a sales office, which generated a pre-tax book loss in the current year, has a history of losses in prior years, and is projected to generate minimal taxable income in future years. These circumstances are not anticipated to change and therefore we do not expect MCII or MCC to generate sufficient taxable income in the foreseeable future to enable either entity to utilize the tax-loss carry-forwards. Consequently, the realization of the deferred tax assets of MCII and MCC is unlikely, and as a result, valuation allowances are required.

The total capital and non-capital income tax losses of MCII and MCC as of March 31, 2005 of $13,332,000 included within the amount of the deferred tax assets—noncurrent, is based upon the total tax loss carry forward amount in Canadian dollars of Cdn. $44,907,000, translated into U.S. dollars at the March 31, 2005 exchange rate (1 Canadian Dollar = 0.82196 US Dollar) and tax-effected at a 36.12% estimated rate.

MCII has non-capital income tax losses of approximately Cdn. $20,233,000, which may be carried forward to reduce future years’ taxable income. These losses expire as follows (in thousands):

	Canadian $	U.S. $
2006	$788	$649
2007	2,522	2,073
2008	5,818	4,782
2009	3,512	2,886
2010	3,842	3,158
2011	2,591	2,130
2012	1,160	953

	$20,233	$16,631

MAD CATZ INTERACTIVE, INC.

Notes to Consolidated Financial Statements—(Continued)

MCC has non-capital income tax losses of approximately Cdn. $21,522,000, which may be carried forward to reduce future years’ taxable income. These losses expire as follows (in thousands):

	Canadian $	U.S. $
2007	$1,005	$826
2008	11,378	9,352
2009	8,479	6,969
2010	59	49
2011	379	312
2012	222	182

	$21,522	$17,690

MCII also has the following net capital tax losses of approximately Cdn. $3,152,000 (U.S. $2,591,000), which are available indefinitely to offset capital gains (in thousands):

	Canadian $	U.S. $
	$3,152	$2,591

Total loss carryforwards	$44,907	$36,911
Tax-effected rate	36.12%	36.12%

Deferred tax asset—noncurrent – tax loss carryforwards	$16,220	$13,332

MCII does not record deferred income taxes on the undistributed earnings of its non-Canadian subsidiaries based upon the Company’s intention to permanently reinvest undistributed earnings. MCII may be subject to income and withholding taxes if earnings of the non-Canadian subsidiaries were distributed.

(9) Commitments and Contingencies

Leases

The Company is obligated under certain non-cancelable operating leases, primarily for warehouses and office space. Rent expense for operating leases was approximately $1,033,000, $1,045,000 and $1,255,000 for the years ended March 31, 2005, 2004 and 2003, respectively. Annual future minimum rental payments required under operating leases as of March 31, 2005 are as follows (in thousands):

Year ending March 31:
2006	$959
2007	335
2008	45

$1,339

Royalty and License Agreements

The Company has licensing agreements to utilize existing design and utility technology with its products. The Company also has royalty agreements for use of licensed trademarks and celebrity endorsements. These agreements have royalty and licensing fees based on different percentages of certain types of sales or a predetermined amount per unit. Royalty and license expenses were $2,376,000, $1,830,000 and $2,831,000 for

MAD CATZ INTERACTIVE, INC.

Notes to Consolidated Financial Statements—(Continued)

the years ended March 31, 2005, 2004 and 2003, respectively. The minimum amount due under royalty and license agreements for fiscal year 2006 is approximately $7,014,000, which includes several new agreements for distribution of licensed product.

Purchase Commitments

The Company has a five-year agreement with a vendor under which the Company is required to purchase a minimum of $5 million of products per fiscal year, through March 31, 2008. If this volume is not acquired in a particular year, the Company is required to pay the vendor an amount equal to 40% of the shortfall, with a maximum potential payment of $2 million per year. Although the Company met the minimum purchase requirement during the first year of the agreement, the Company did not purchase the required $5 million dollars of product during fiscal 2005. However, on February 1, 2005, the Company entered into an agreement with the vendor providing that the minimum purchase requirement for the period from April 1, 2004 until March 31, 2005 would be waived for that year and deferred and made part of the minimum guarantee for the period from April 1, 2005 until March 31, 2006. Therefore, for the period April 1, 2004 to March 31, 2006, the Company’s is required to purchase a minimum of $10 million dollars of product from this vendor. For this two-year period, the Company’s maximum potential payment if no products are purchased after March 31, 2005 is $2,316,000.

Legal Proceedings

On February 10, 2003, Electro Source filed a complaint against MCI, and Fire, as well as other defendants, in the Superior Court in Los Angeles County, California entitled, Electro Source, LLC v. Fire International, Ltd., et al., Case No. BC 290076. On or about November 18, 2003, Electro Source amended its complaint to add Mad Catz Interactive, Inc. as a defendant. In its amended complaint, Electro Source asserted claims against the Company and MCI alleging misappropriation of trade secrets, conspiracy to defraud, interference with contractual relationship and interference with prospective economic advantage in connection with Fire’s agreement to supply MCI with product to be marketed under our GameShark brand and for the termination of Fire’s alleged prior business relationship with Electro Source.

Electro Source moved for a temporary restraining order to prevent MCI from marketing or otherwise distributing the GameShark products. After a hearing on the matter, the Court denied Electro Source’s motion and refused to enter the temporary restraining order. The parties have engaged in written and oral discovery, including depositions. On February 17, 2005, Mad Catz filed a cross-complaint against Electro Source alleging false advertising, state and federal unfair competition, libel per se, and trade libel arising out of certain advertisements and internet statements. Discovery is proceeding on the cross-complaint. The trial date is set for August 31, 2005. While we intend to vigorously defend this matter, there can be no guarantee that we will ultimately prevail or that damages will not be assessed against us. An adverse determination by the Court or jury could seriously impact our revenues and our ability to continue to distribute the GameShark products.

On or about May 2, 2005, Mad Catz was served with a lawsuit filed by Freedom Wave LLC in the United States District Court for the Central District of California entitled, Freedom Wave LLC. v. Mad Catz, Inc. et al., Case No CV5 2954NM (PLAx). The complaint alleges that certain MCI products infringe U.S. patent numbers 6,878,066 and 6,280,327. MCI answered, denying the allegation in the complaint. The case is still in the early stages and no discovery has been requested by either party. No trial date has been set. We intend to vigorously defend the allegations of the complaint, however there can be no guarantee that we will ultimately prevail or that damages will not be assessed against MCI.

MAD CATZ INTERACTIVE, INC.

Notes to Consolidated Financial Statements—(Continued)

(10) Employee Savings Plan

MCI has an employee savings plan that permits eligible participants to make contributions by salary reduction pursuant to section 401(k) of the Internal Revenue Code. The Company matches 50% of the first 8% of compensation that is contributed by each participating employee to the plan. The Company’s contributions to the plan were $114,000 in fiscal 2005, $96,000 in fiscal 2004 and $84,000 in fiscal 2003.

(11) Geographic Data

The Company’s sales are attributed to the following geographic regions (in thousands):

	2005	2004	2003
Net sales:
United States	$91,436	$81,434	$66,395
Canada	9,419	6,644	4,511
Europe	10,981	10,128	16,624
Other countries	235	3,937	4,128

	$112,071	$102,143	$91,658

Revenue is attributed to geographic regions based on the location of the customer. During the year ended March 31, 2005, three customers individually accounted for at least 10% of the Company’s gross sales, for a combined total of 47% of gross sales. During each of the years ended March 31, 2004 and 2003, two customers individually accounted for at least 10% of the Company’s gross sales, for a combined total of 39% and 34% of gross sales in fiscal 2004 and 2003, respectively.

The Company’s property and equipment, goodwill and intangible assets are attributed to the following geographic regions (in thousands):

	2005	2004
Property and equipment:
United States	$1,721	$1,468
International	101	90
Canada	9	8

	1,831	1,566

Goodwill and intangible assets:
United States	3,438	4,242
Canada	21,455	19,964

	24,893	24,206

	$26,724	$25,772

MAD CATZ INTERACTIVE, INC.

Notes to Consolidated Financial Statements—(Continued)

(12) Quarterly Financial and Market Information (Unaudited)

	Quarter Ended
(Amounts in thousands, except per share data)	June 30	Sept. 30	Dec. 31	Mar 31
Fiscal 2005 Consolidated:
Net sales	$16,719	$20,670	$52,844	$21,838
Gross profit*	4,114	5,042	13,248	5,246
Operating income (loss)*	58	805	6,127	1,908
Net income (loss)*	(221)	333	3,866	604
Net income (loss) per share—basic	(0.01)	0.01	0.07	0.02
Net income (loss) per share—diluted	(0.01)	0.01	0.07	0.02
Common stock price per share:
High	0.79	0.61	0.86	1.83
Low	0.54	0.43	0.49	0.81
Fiscal 2004 Consolidated:
Net sales	$17,812	$21,281	$41,982	$21,068
Gross profit*	3,035	5,162	9,492	4,651
Operating income (loss)*	(1,605)	703	3,046	688
Net income (loss)*	(1,282)	237	1,626	481
Net income (loss) per share—basic	(0.02)	0.00	0.03	0.01
Net income per share—diluted	(0.02)	0.00	0.03	0.01
Common stock price per share:
High	0.95	0.95	1.36	1.29
Low	0.58	0.59	0.75	0.66

*	Recasted in accordance with U.S. GAAP. See Note 2.

(13) Differences Between Accounting Principles Generally Accepted in the United States and in Canada

These consolidated financial statements have been prepared in accordance with U.S. GAAP. In certain respects, U.S. GAAP differs from Canadian GAAP. Reconciliation of net income determined in accordance with U.S. GAAP to net income determined under Canadian GAAP follows (in thousands):

	2005	2004*	2003*
Net income, as reported	$4,582	$1,062	$1,631
Stock-based compensation—options grants (a)	(245)	(195)	(262)
Stock-based compensation—option repricing (b)	(12)	(16)	(420)

Net income in accordance with Canadian GAAP	$4,325	$851	$949

Net income per share in accordance with Canadian GAAP Basic and diluted	$0.08	$0.02	$0.02

*	Recasted in accordance with U.S. GAAP. See Note 2.

The areas of material difference between United States and Canadian GAAP and their impact on the consolidated financial statements of the Company are described below.

MAD CATZ INTERACTIVE, INC.

Notes to Consolidated Financial Statements—(Continued)

(a) Stock-Based Compensation—Option Grants

Under U.S. GAAP, the Company accounts for its stock-based employee compensation plan using the intrinsic value method under the recognition and measurement principles of APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and related Interpretations. For purposes of Canadian GAAP, under the transitional provisions of the Canadian Institute of Chartered Accountants (CICA) Handbook Section 3870 (Section 3870), “Stock-based Compensation and Other Stock-based Payments,” the Company would have adopted the fair value method of accounting for stock options on a retroactive basis, with prior periods restated.

(b) Stock-Based Compensation—Option Repricing

Under U.S. GAAP, the Company measures compensation using the intrinsic value method as specified by Accounting Principles Board Opinion 25. In September 2001, upon approval by the shareholders of the Company, an aggregate of 912,000 options with exercise prices ranging from Cdn. $0.94 to Cdn. $3.25 were repriced to Cdn. $0.84. An additional 100,000 options at Cdn. $2.00 were repriced to Cdn. $0.90. At March 31, 2005, 2004 and 2003, the number of repriced options that had not been exercised or cancelled totaled 21,000, 401,000 and 792,501, respectively. Under U.S. GAAP, subsequent to the repricing, these options are considered variable. Based on the March 31, 2005, 2004 and 2003 share prices, the Company reduced previously recorded expense by $12,000, $16,000 and $420,000 in fiscal 2005, 2004 and 2003, respectively (initial expense of $517,000 was recognized for the year ended March 31, 2002), related to the repricing of the above noted options. Under Canadian GAAP there is no compensation expense recorded for the stock option repricing.

(c) Depreciation Presentation

Under U.S. GAAP, the Company allocates depreciation and amortization expense related to property and equipment to cost of sales, sales and marketing, general and administrative and research and development expenses. Under Canadian GAAP, the Company presented depreciation and amortization, together with amortization of intangible assets, as a separate expense line item.

MAD CATZ INTERACTIVE, INC.

Notes to Consolidated Financial Statements—(Continued)

(d) Canadian GAAP Financial Statements

Consolidated Balance Sheet

March 31, 2005 and 2004

(in thousands of U.S. dollars)

	2005				2004
	U.S. GAAP (as reported)	Differences	Notes	Canadian GAAP	U.S. GAAP (as reported)	Differences	Notes	Canadian GAAP
Assets
Current assets:
Cash	$1,085	$—		$1,085	$1,728	$—		$1,728
Accounts receivable	17,549	—		17,549	16,591	—		16,591
Other receivables	1,804	—		1,804	448	—		448
Inventories	26,865	—		26,865	16,848	—		16,848
Deferred tax assets	3,636	—		3,636	2,765	—		2,765
Other current assets	895	—		895	1,446	—		1,446

Total current assets	51,834	—		51,834	39,826	—		39,826
Deferred tax assets	578	—		578	282	—		282
Property and equipment, net	1,831	—		1,831	1,609	—		1,609
Intangible assets, net	3,438	—		3,438	4,242	—		4,242
Goodwill	21,455	—		21,455	19,964	—		19,964

Total assets	$79,136	$—		$79,136	$65,923	$—		$65,923

Liabilities and Shareholders’ Equity
Current liabilities:
Bank loan	$12,100	$—		$12,100	$15,182	$—		$15,182
Accounts payable	19,209	—		19,209	11,214			11,214
Accrued liabilities	3,434	—		3,434	2,500	—		2,500
Accrued taxes payable	1,490	—		1,490	971	—		971

Total current liabilities	36,233	—		36,233	29,867	—		29,867
Shareholders’ equity:
Common stock	46,746	631	(1)	47,377	46,038	375	(1)	46,413
Accumulated other comprehensive income	6,514	—		6,514	4,957	—		4,957
Accumulated deficit	(10,357)	(631)	(1)	(10,988)	(14,939)	(375)	(1)	(15,314)

Total shareholders’ equity	42,903	—		42,903	36,056	—		36,056

Total liabilities and shareholders’ equity	$79,136	$—		$79,136	$65,923	$—		$65,923

(1)	See Note 13 (a) and 13 (b)

MAD CATZ INTERACTIVE, INC.

Notes to Consolidated Financial Statements—(Continued)

Consolidated Statements of Operations

Years ended March 31, 2005, 2004 and 2003

(in thousands of U.S. dollars, except per share and share data)

	2005				2004				2003
	U.S. GAAP (as reported)	Differ- ences	Notes	Canadian GAAP	U.S. GAAP (as reported)	Differ- ences	Notes	Canadian GAAP	U.S. GAAP (as reported)	Differ- ences	Notes	Canadian GAAP
Net sales	$112,071	$—		$112,071	$102,143	$—		$102,143	$91,658	$—		$91,658
Cost of sales	84,421	(777)	(2)	83,644	79,803	(725)	(2)	79,078	71,467	(767)	(2)	70,700

Gross profit	27,650	777		28,427	22,340	725		23,065	20,191	767		20,958
Operating expenses:
Sales and marketing	10,053	(131)	(2)	9,922	11,166	(148)	(2)	11,018	8,835	(34)	(2)	8,801
General and administrative	6,998	(108)	(2)	6,890	6,459	(115)	(2)	6,344	6,160	48	(2)	6,208
Research and development	897	(21)	(2)	876	1,079	(23)	(2)	1,056	936	36	(2)	972
Stock-based compensation	—	245	(1)	245	—	195	(1)	195	—	262	(1)	262
Depreciation and amortization	—	1,048	(2)	1,048	—	1,027	(2)	1,027		1,137	(2)	1,137
Amortization of intangible assets	804	—		804	804	—		804	36	—		36

Total operating expenses	18,752	1,033		19,785	19,508	936		20,444	15,967	1,449		17,416

Operating income	8,898	(256)		8,642	2,832	(211)		2,621	4,224	(682)		3,542
Interest expense, net	(1,203)	—		(1,203)	(1,330)	—		(1,330)	(1,758)	—		(1,758)
Foreign exchange gain (loss), net	(582)	—		(582)	91	—		91	(94)	—		(94)
Other income	202	—		202	98	—		98	47	—		47

Income before income taxes	7,315	(256)		7,059	1,691	(211)		1,480	2,419	(682)		1,737
Income tax expense	2,733	—		2,733	629	—		629	788	—		788

Net income	$4,582	$(256)		$4,326	$1,062	$(211)		$851	$1,631	$(682)		$949

Net income per share:
Basic	$0.09	$(0.01)		$0.08	$0.02	$—		$0.02	$0.03	$(0.01)		$0.02

Diluted	$0.08	$—		$0.08	$0.02	$—		$0.02	$0.03	$(0.01)		$0.02

Number of shares used in per share computations:
Basic	53,506,289	—		53,506,289	53,286,248	—		53,286,248	53,070,890	—		53,070,890

Diluted	54,481,162	—		54,481,162	53,983,127	—		53,983,127	53,689,972	—		53,689,972

(1)	See Note 13 (a)
(2)	See Note 13 (b) and 13 (c)

MAD CATZ INTERACTIVE, INC.

Notes to Consolidated Financial Statements—(Continued)

Consolidated Statements of Cash Flows

Years ended March 31, 2005, 2004 and 2003

(in thousands of U.S. dollars)

	2005			2004			2003
	U.S. GAAP (as reported)	Differ- ences	Canadian GAAP	U.S. GAAP (as reported)	Differ- ences	Canadian GAAP	U.S. GAAP (as reported)	Differ- ences	Canadian GAAP
Cash flows from operating activities:
Net income	$4,582	$(256)	$4,326	$1,062	$(211)	$851	$1,631	$(682)	$949
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Deferred tax assets	(1,167)	—	(1,167)	(102)	—	(102)	(1,011)	—	(1,011)
Depreciation and amortization	1,852	—	1,852	1,831	—	1,831	1,173	—	1,173
Amortization of deferred financing fees	—	—	—	239	—	239	484	—	484
Loss on disposals of assets	41	—	41	—	—	—	—	—	—
Tax benefit of stock options exercised	117	—	117	—	—	—	—	—	—
Stock-based compensation	(12)	256	244	(16)	211	195	(420)	682	262
Foreign exchange (gains) losses	582	—	582	(91)	—	(91)	94	—	94
Changes in operating assets and liabilities:
Accounts receivable	(824)	—	(824)	477	—	477	(6,122)	—	(6,122)
Other receivables	(1,356)	—	(1,356)	(448)	—	(448)	—	—	—
Inventories	(9,970)	—	(9,970)	1,901	—	1,901	(2,394)	—	(2,394)
Other current assets	602	—	602	(398)	—	(398)	(272)	—	(272)
Accounts payable	7,968	—	7,968	(1,918)	—	(1,918)	(865)	—	(865)
Accrued liabilities	908	—	908	(542)	—	(542)	636	—	636
Income taxes payable	514	—	514	1,547	—	1,547	(327)	—	(327)

Net cash provided by (used in) operating activities	3,837	—	3,838	3,542	—	3,542	(7,393)	—	(7,393)

Cash flows from investing activities:
Purchases of property and equipment	(1,402)	—	(1,402)	(911)	—	(911)	(939)	—	(939)
Purchase of intangible assets	—	—	—	—	—	—	(5,083)	—	(5,083)

Net cash used in investing activities	(1,402)	—	(1,402)	(911)	—	(911)	(6,022)	—	(6,022)

Cash flows from financing activities:
Bank loans	(3,082)	—	(3,082)	(1,895)	—	(1,895)	12,742	—	12,742
Proceeds from issue of share capital, net	558	—	558	158	—	158	239	—	239

Net cash provided by (used in) financing activities	(2,524)	—	(2,524)	(1,737)	—	(1,737)	12,981	—	12,981

Effects of foreign exchange on cash	(554)	—	(554)	(400)	—	(400)	(235)	—	(235)

Net increase (decrease) in cash	(643)	—	(643)	494	—	494	(669)	—	(669)
Cash, beginning of year	1,728	—	1,728	1,234	—	1,234	1,903	—	1,903

Cash, end of year	$1,085	$—	$1,085	$1,728	$—	$1,728	$1,234	$—	$1,234

Supplemental cash flow information:
Income taxes paid	$3,613	$—	$3,613	$244	$—	$244	$1,840	$—	$1,840

Interest paid	$1,094	$—	$1,094	$989	$—	$989	$1,272	$—	$1,272

SCHEDULE II

Mad Catz Interactive, Inc.

Valuation and Qualifying Accounts

(in thousands of U.S. dollars)

	Additions
Description	Balance at Beginning of Period	Revenue Reductions (A)	Expenses and Other Costs (B)	Deductions (C)	Balance at End of Period
Year Ended March 31, 2005
Allowance for Doubtful Accounts, Cooperative Advertising, Price Protection and Sales Returns	$(5,971)	$(13,525)	$(4,337)	$17,504	$(6,329)
Year Ended March 31, 2004
Allowances for Doubtful Accounts, Cooperative Advertising, Price Protection and Sales Returns	$(5,711)	$(13,730)	$(4,939)	$18,409	$(5,971)
Year Ended March 31, 2003
Allowance for Doubtful Accounts, Cooperative Advertising, Price Protection and Sales Returns	$(1,322)	$(10,757)	$(5,300)	$11,668	$(5,711)

(A)	Includes increases in allowance for sales returns, price protection and other sales allowances including volume discounts.
(B)	Includes increase in allowance related to doubtful accounts and cooperative advertising. Also includes the translation effect of using the average exchange rate for expense items and the year-ended exchange rate for the balance sheet item (allowance account).
(C)	Includes actual write-offs of sales returns, price protection and uncollectible accounts receivable, net of recoveries and the reversal of unused cooperative advertising funds.