Form 10-Q
period 2005-06-30
MAD CATZ INTERACTIVE INC
filed 2005-08-12
CIK 1088162

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2005

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from                      to

Commission File No. 001-14944

MAD CATZ INTERACTIVE, INC.

(Exact name of Registrant as specified in its charter)

Canada	Not Applicable
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

7480 Mission Valley Road, Suite 101 San Diego, California	92108
(Address of principal executive offices)	(Zip Code)

(619) 683-9830

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES  ☒    NO  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

YES  ☐    NO  ☒

There were 54,244,383 shares of the registrant’s Common Stock issued and outstanding as of August 8, 2005.

MAD CATZ INTERACTIVE, INC.

FORM 10-Q

FOR THE PERIOD ENDED JUNE 30, 2005

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

MAD CATZ INTERACTIVE, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands of U.S. dollars, except share data)

	June 30, 2005	March 31, 2005
	(unaudited)
Assets
Current assets:
Cash	$1,565	$1,085
Accounts receivable, net of allowances of $6,264 and $6,329 at June 30, 2005 and March 31, 2005, respectively	12,239	17,549
Other receivables	166	1,804
Inventories	25,252	26,865
Deferred tax assets	3,636	3,636
Other current assets	1,844	895

Total current assets	44,702	51,834
Deferred tax assets	578	578
Property and equipment, net	2,129	1,831
Intangible assets, net	3,237	3,438
Goodwill	21,253	21,455

Total assets	$71,899	$79,136

Liabilities and Shareholders’ Equity
Current liabilities:
Bank loan	$16,583	$12,100
Accounts payable	12,004	19,209
Accrued liabilities	2,299	3,434
Accrued taxes payable	477	1,490

Total current liabilities	31,363	36,233
Shareholders’ equity:
Common stock, no par value, unlimited shares authorized; 54,244,383 shares issued and outstanding at June 30, 2005 and March 31, 2005	46,746	46,746
Accumulated other comprehensive income	6,259	6,514
Accumulated deficit	(12,469)	(10,357)

Total shareholders’ equity	40,536	42,903

Total liabilities and shareholders’ equity	$71,899	$79,136

See accompanying notes to consolidated financial statements.

MAD CATZ INTERACTIVE, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

(in thousands of U.S. dollars, except per share and share data)

	Three Months Ended June 30,
	2005	2004*
Net sales	$14,792	$16,719
Cost of sales	12,474	12,605

Gross profit	2,318	4,114
Operating expenses:
Sales and marketing	2,469	2,135
General and administrative	1,666	1,511
Research and development	478	209
Amortization of intangible assets	201	201

Total operating expenses	4,814	4,056

Operating income (loss)	(2,496)	58
Interest expense, net	(326)	(241)
Foreign exchange loss, net	(360)	(108)
Other income	114	16

Loss before income taxes	(3,068)	(275)
Income tax benefit	(956)	(54)

Net loss	$(2,112)	$(221)

Basic and diluted net loss per share:
Net loss per share	$(0.04)	$(0.00)

Shares used in calculating basic and diluted net loss per share	54,244,383	53,462,716

*	Recasted in accordance with U.S. GAAP. See Note 1.

See accompanying notes to consolidated financial statements.

MAD CATZ INTERACTIVE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(in thousands of U.S. dollars)

	Three Months Ended June 30,
	2005	2004*
Cash flows from operating activities:
Net loss	$(2,112)	$(221)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	453	468
Loss on disposals of assets	1	—
Foreign exchange losses	360	108
Changes in operating assets and liabilities:
Accounts receivable	5,192	3,156
Other receivables	1,638	209
Inventories	1,644	(177)
Other current assets	(954)	(255)
Accounts payable	(7,181)	(526)
Accrued liabilities	(1,110)	(427)
Accrued taxes payable	(1,013)	(980)

Net cash provided by (used in) operating activities	(3,082)	1,355

Cash flows from investing activities:
Purchases of property and equipment	(551)	(208)

Net cash used in investing activities	(551)	(208)

Cash flows from financing activities:
Bank loan	4,483	(1,811)

Net cash provided by (used in) financing activities	4,483	(1,811)

Effects of foreign exchange on cash	(370)	(90)

Net increase (decrease) in cash	480	(754)
Cash, beginning of period	1,085	1,728

Cash, end of period	$1,565	$974

Supplemental cash flow information:
Income taxes paid	$56	$1,093

Interest paid	$299	$199

*	Recasted in accordance with U.S. GAAP. See Note 1.

See accompanying notes to consolidated financial statements.

MAD CATZ INTERACTIVE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(1) Description of Business and Summary of Significant Accounting Policies

Mad Catz Interactive, Inc. (the “Company”) is a corporation incorporated under the Canada Business Corporations Act. The Company’s products are designed, manufactured (primarily through third parties), marketed and distributed for all major console based video game systems. The Company’s products include video game accessories of all types, such as control pads, steering wheels, joysticks, memory cards, video cables, light guns, dance pads, microphones, car adapters and carry cases. The Company also publishes game enhancement software and in fiscal 2005, the Company published its first video game title, which was developed by a third party developer.

The accompanying consolidated financial statements include the accounts of Mad Catz Interactive, Inc. and its subsidiaries. The information furnished is unaudited and consists of only normal recurring adjustments that, in the opinion of management, are necessary to provide a fair statement of the results for the interim periods presented. Interim operating results are not necessarily indicative of operating results expected in subsequent periods or for the year as a whole. These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and the related notes included in the Company’s Annual Report on Form 10-K for the year ended March 31, 2005 as filed with the United States Securities and Exchange Commission (“SEC).

The Company previously prepared its financial statements in accordance with accounting principles generally accepted in Canada (“Canadian GAAP”), and filed its Annual Reports on Form 20-F with the SEC as a foreign private issuer. During the fourth quarter of fiscal 2005, the Company determined that it no longer met the foreign share ownership requirements applicable to foreign private issuers. Therefore, the consolidated financial statements presented herein have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). As a result of this change, certain prior period information has been recasted in accordance with U.S. GAAP.

Reclassifications

Certain prior period amounts have been reclassified to conform to the current period presentation.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the year. Actual results could differ from those estimates.

Revenue Recognition

The Company evaluates the recognition of revenue based on the applicable provisions of Staff Accounting Bulletin No. 104, “Revenue Recognition” and on the criteria set forth in Statement of Position 97-2, “Software Revenue Recognition.” Accordingly, the Company recognizes revenue when (1) there is persuasive evidence that an arrangement with its customer exists, which is generally a customer purchase order, (2) the products are delivered, which occurs when the products are shipped and risk of loss has been transferred to the customer, (3) the selling price is fixed or determinable and (4) collection of the customer receivable is deemed probable. Payment arrangements with the Company’s customers typically provide net 30 and 60-day terms.

Revenues from sales to authorized resellers are subject to terms allowing price protection, certain rights of return and allowances for volume rebates and cooperative advertising. Allowances for price protection are recorded when the price protection program is approved. Allowances for estimated future returns, cooperative advertising and volume rebates are provided for upon recognition of revenue. Such amounts are estimated and periodically adjusted based on historical and anticipated rates of returns, inventory levels and other factors and are recorded as a reduction of revenue or operating expense in accordance with EITF 01-9.

Software Development Costs

Software development costs primarily consist of payments made to independent software developers under development agreements. The Company accounts for software development costs in accordance with SFAS No. 86, “Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed,” which provides for the capitalization of certain software development costs incurred after technological feasibility of the software is established or for development costs that have alternative future uses. Under the Company’s current practice of developing new products, the technological feasibility of the underlying software is not established until substantially all product development is complete and the first playable version is delivered. The software development costs that have been capitalized to date have been insignificant and were fully amortized as of June 30, 2005.

Royalties and Intellectual Property Licenses

Royalty and license expenses consist of royalties and license fees paid to intellectual property rights holders for use of their trademarks, copyrights, software, technology or other intellectual property or proprietary rights in the development or sale of our products. Royalty payments to independent software developers are payments for the development of intellectual property related to the Company’s video game titles.

Royalty-based payments that are paid in advance are generally capitalized and expensed to cost of sales at the greater of the contractual or effective royalty rate based on net product sales. With regard to payments made to independent software developers and co-publishing affiliates, the Company is generally subject to development risk prior to the general release of the product. Accordingly, payments that are due prior to completion of the product are generally expensed as research and development as the services are incurred. Payments due after the general release of the product (primarily royalty-based in nature) are typically expensed as cost of sales at the higher of the contractual or effective royalty rate based on net product sales.

Advertising

Advertising costs are expensed as incurred and amounted to $897,000 and $894,000 for the three-month periods ended June 30, 2005 and 2004, respectively. Cooperative advertising with distributors and retailers is accrued when revenue is recognized and such amounts are included in sales and marketing expense if there is a separate identifiable benefit with an estimable fair value. Otherwise, such costs are recognized as a reduction of revenue.

Stock-Based Compensation

The Company accounts for its stock-based employee compensation plan using the intrinsic value method under the recognition and measurement principles of APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. Accordingly, compensation cost for stock options issued to employees is measured as the excess, if any, of the quoted market price of the Company’s stock at the date of the grant over the exercise price of the underlying stock options. In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure—an amendment of SFAS No. 123.” SFAS No. 148 requires certain additional disclosures of the estimated fair value of stock-based compensation. Such estimated fair value is determined through the use of the Black-Scholes option pricing model. SFAS No. 123, “Accounting for Stock-Based Compensation,” SFAS No. 123 encourages, but does not require, companies to record compensation cost for stock-based employee compensation plans at fair value.

Under SFAS No. 123, the estimated weighted average fair value option price of stock options granted during the three months ended June 30, 2004 ranged from $0.44 to $0.45, on the date of grant. There were no options granted during the three months ended June 30, 2005. The fair value under SFAS No. 123 is determined by utilizing the Black-Scholes option-pricing model with the following assumptions for the grants made during the three months ended June 30, 2004: no dividend yield, volatility of 79%; risk-free interest rates ranging from 2.9% to 4.0%; and

an expected life of 3 years. For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options’ vesting periods.

Had compensation expense for these plans been determined consistent with SFAS 123, the Company would have recorded net income and basic and diluted net income per share for the three months ended June 30, 2005 and 2004 as follows (in thousands):

	Three Months Ended June 30,
	2005	2004
Net loss as reported	$(2,112)	$(221)
Stock based compensation using the fair value method	(38)	(129)

Pro forma net loss	$(2,150)	$(350)

Net loss per common share:
Basic and diluted net loss per share—as reported	$(0.04)	$(0.00)

Basic and diluted net loss per share—pro forma	$(0.04)	$(0.01)

Recent Accounting Pronouncements

In December 2004, the FASB issued SFAS No. 123 (revised 2004) (“SFAS No. 123R”), “Share-Based Payments.” SFAS 123R replaced SFAS 123, “Accounting for Stock-Based Compensation” and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.” SFAS 123R will require companies to recognize compensation expense, using a fair-value based method, for costs related to share-based payments including stock options and other forms of stock-based compensation. SFAS No. 123R allows measurement of the cost of share-based payment transactions to employees at the fair value of the award on the grant date and recognition of expense over the requisite service or vesting period. SFAS No. 123R allows implementation using a modified version of prospective application, under which compensation expense for the unvested portion of previously granted awards and all new awards will be recognized on or after the date of adoption. SFAS No. 123R also allows companies to adopt SFAS No. 123R by restating previously issued financial statements, basing the amounts on the expense previously calculated and reported in their pro forma footnote disclosures required under SFAS No. 123. In addition, in March 2005, the SEC released SEC Staff Accounting Bulletin No. 107, “Share-Based Payment” (“SAB No. 107”). SAB No. 107 provides the SEC staff’s position regarding the application of SFAS No. 123R and certain SEC rules and regulations, and also provides the staff’s views regarding the valuation of share-based payment arrangements for public companies. In April 2005, the SEC approved an amendment to Rule 4-01(a) of Regulation S-X to amend the date for compliance with SFAS No. 123R. In accordance with this amendment, the accounting provisions of SFAS No. 123R are effective for annual periods beginning after June 15, 2005. The Company is required to adopt SFAS No. 123R no later than the first quarter of fiscal 2007. The Company is evaluating the requirements of SFAS No. 123R and SAB No. 107 and it does not expect the adoption of these pronouncements to have a significant impact on its consolidated results of operations.

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs—an Amendment of ARB 43, Chapter 4,” to provide clarification that abnormal amounts of idle facility expense, freight, handling costs, and wasted material be recognized as current-period charges. In addition, SFAS No. 151 requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. The provisions of this standard are effective for fiscal years beginning after June 15, 2005. The adoption of this standard is not expected to have a material impact on the Company’s future consolidated financial statements.

In December 2004, the FASB issued SFAS No. 153, “Exchange of Non-monetary Assets—an amendment of APB Opinion No. 29”. SFAS No. 153 amends APB No. 29, “Accounting for Non-monetary Transactions” to eliminate the exception for non-monetary exchanges of similar productive assets and replaces it with a general exception for exchanges of non-monetary assets that do not have commercial substance. SFAS No. 153 is effective for non-monetary exchanges occurring in fiscal periods beginning after June 15, 2005. The adoption of this standard is not expected to have a material impact on the Company’s future consolidated financial statements.

(2) Inventories

Inventories consist of the following (in thousands):

	June 30, 2005	March 31, 2005
Raw materials	$2,126	$2,228
Finished goods	23,120	24,635
Packaging materials and accessories	6	2

Inventories	$25,252	$26,865

(3) Property and Equipment

Property and equipment consist of the following (in thousands):

	June 30, 2005	March 31, 2005
Molds	$2,835	$2,835
Computer equipment and software	1,795	1,515
Manufacturing and office equipment	365	346
Furniture and fixtures	248	221
Assets not yet in service	475	255
Leasehold improvements	414	414

	6,132	5,586
Less: Accumulated depreciation and amortization	(4,003)	(3,755)

Property and equipment, net	$2,129	$1,831

Depreciation and amortization expense associated with property and equipment amounted to $252,000 and $267,000 for the three months ended June 30, 2005 and 2004, respectively.

(4) Intangible Assets

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

	Cost	Accumulated Amortization at June 30, 2005	Net Book Value at June 30, 2005	Net Book Value at March 31, 2005	Useful life (years)
Trademarks	$4,112	$1,322	$2,790	$2,937	7
Copyrights	514	249	265	291	5
Website	457	275	182	210	4

Intangible assets	$5,083	$1,846	$3,237	$3,438

(5) Bank Loan

The Company has a Credit Facility with Wachovia Capital Finance Corporation (Central) (“Wachovia”), formerly Congress Financial Corporation (Central) to borrow up to $35 million under a revolving line of credit subject to the availability of eligible collateral (accounts receivable and inventories), which changes throughout the year. The line of credit accrues interest on the daily outstanding balance at the U.S. prime rate plus 0.75% per annum, and must be repaid in United States dollars. At June 30, 2005 the interest rate was 6.75%. In addition, the Company is required to pay a monthly service fee of $2,000 and an unused line fee equal to 0.25%. The Credit Facility is secured by a first priority interest in the inventories, equipment, accounts receivable and investment properties of Mad Catz, Inc. (“MCI”) and by a pledge of all of the capital stock of the Company’s subsidiaries and is guaranteed by the Company. In addition, the Company is required, monthly, under the Credit Facility to meet a consolidated tangible net worth covenant.

The Company also has an additional $10 million line of credit under the Credit Facility which may be utilized, with Wachovia’s consent, for acquisition purposes under the same conditions and terms as the lines of credit described above. To date, the Company has not drawn against this line of credit.

The Credit Facility with Wachovia is scheduled to expire on September 25, 2005. The Credit Facility will automatically renew for an additional one-year period unless either party gives written notice to the other party seeking to terminate the Credit Facility at least 60 days prior to the expiration date, which was July 27, 2005. Neither the Company nor Wachovia gave notice to terminate the Credit Facility prior to the 60-day deadline. Therefore, pursuant to its terms, the Credit Facility has been extended until September 25, 2006. Although Wachovia has extended the expiration date of the Credit Facility in the current fiscal year and in each of the last two fiscal years, the Company does not know the likelihood that Wachovia will agree to further extend the expiration of the Credit Facility following September 25, 2006. The Company expects to continue to renew or obtain new financing in the ordinary course of business.

(6) Commitments and Contingencies

Leases

The Company is obligated under certain non-cancelable operating leases, primarily for warehouses and office space. Total future minimum lease commitments under operating leases as of June 30, 2005 are as follows (in thousands):

Fiscal Year Ending March 31:
2006 (remaining 9 months)	$712
2007	335
2008	45

$1,092

Royalty and License Agreements

The Company has license agreements to utilize existing design and utility technology with its products. The Company also has royalty agreements for use of licensed trademarks and celebrity endorsements. These agreements have royalty and license fees based on different percentages of certain types of sales or a predetermined amount per unit. Royalty and license expenses were $449,000 and $310,000 for the quarters ended June 30, 2005 and June 30, 2004, respectively. The minimum amount due under royalty and license agreements for the remainder of fiscal year 2006 is approximately $5,514,000, which includes several new agreements for distribution of licensed product.

Purchase Commitments

The Company has a five-year agreement with Fire International Ltd. (“Fire”) under which the Company is required to purchase a minimum of $5 million of products per fiscal year, through March 31, 2008. If this volume is not acquired in a particular year, the Company is required to pay the vendor an amount equal to 40% of the shortfall, with a maximum potential payment of $2 million per year. Although the Company met the minimum purchase requirement during the first year of the agreement, the Company did not purchase the required $5 million dollars of product during fiscal 2005. On February 1, 2005, the Company entered into an agreement with the vendor providing that the minimum purchase requirement for the period from April 1, 2004 until March 31, 2005 would be waived for that year and deferred and made part of the minimum purchase requirement for the period from April 1, 2005 until March 31, 2006. Therefore, for the period April 1, 2004 to March 31, 2006, the Company is required to purchase a minimum of $10 million dollars of product from this vendor. For this two-year period, the Company’s maximum potential payment if no additional products are purchased after June 30, 2005 is $2,255,000.

Legal Proceedings

On February 10, 2003, Electro Source, LLC (“Electro Source”) filed a complaint against MCI and Fire, as well as other defendants, in the Superior Court in Los Angeles County, California entitled, Electro Source, LLC v. Fire International, Ltd., et al., Case No. BC 290076. On or about November 18, 2003, Electro Source amended its complaint to add Mad Catz Interactive, Inc. as a defendant. In its amended complaint, Electro Source asserted claims against the Company and MCI alleging misappropriation of trade secrets, conspiracy to defraud, interference with contractual relationship and interference with prospective economic advantage in connection with Fire’s agreement to supply MCI with product to be marketed under the Company’s GameShark brand and for the termination of Fire’s alleged prior business relationship with Electro Source.

Electro Source moved for a temporary restraining order to prevent MCI from marketing or otherwise distributing the GameShark products. After a hearing on the matter, the Court denied Electro Source’s motion and refused to enter the temporary restraining order. The parties have engaged in written and oral discovery, including depositions. On February 17, 2005, the Company filed a cross-complaint against Electro Source alleging false advertising, state and federal unfair competition, libel per se, and trade libel arising out of certain advertisements and internet statements. Discovery is proceeding on the cross-complaint. On July 29, 2005, the Court denied the Company’s motions for summary judgment, but allowed the Company to file a motion for summary adjudication as to the plaintiff’s claim for intentional interference with contract, which will be heard on August 26, 2005. The court will set a new trial date on August 18, 2005. While the Company intends to vigorously defend this matter, there can be no guarantee that it will ultimately prevail or that damages will not be assessed against the Company. An adverse determination by the Court or jury could seriously impact the Company’s revenues and its ability to continue to distribute the GameShark products.

On or about May 2, 2005, MCI was served with a lawsuit filed by Freedom Wave LLC in the United States District Court for the Central District of California entitled, Freedom Wave LLC. v. Mad Catz, Inc. et al., Case No CV5 2954NM (PLAx). The complaint alleges that certain MCI products infringe U.S. patent numbers 6,878,066 and 6,280,327. MCI answered, denying the allegation in the complaint. The case is still in the early stages and the 6,280,327 patent is under reexamination by the patent and trademark office. Discovery is beginning and a trial date has been set for May 2, 2006. The Company intends to vigorously defend the allegations of the complaint, however there can be no guarantee that it will ultimately prevail, that damages will not be assessed against MCI, or that the Company will not be prohibited from producing or marketing certain of its products.

On July 14, 2005, the Company was served with a lawsuit filed in the United States District Court for the District of Texas, Marshall Division entitled Konami Corporation v. Roxor Games, Inc., Case No. 02-05cv-173. The complaint alleged that the Company’s MC Groovz Dance Craze product violates United States patent number 6,410,835 titled “Dance Game Apparatus and Step-On Base for Dance Game.” The Company’s answer is due on August 19, 2005. No trial date has been set. While the Company intends to vigorously defend the allegations of the complaint, there can be no guarantee that it will ultimately prevail, that damages will not be assessed against the Company, or that the Company will not be prohibited from producing or marketing certain of its products.

On July 26, 2005, the Company filed a declaratory relief action against Take-Two Interactive, Inc. and Rockstar Games, Inc. (collectively “Take-Two”) in the United States District Court for the District of California requesting the court to declare that the Company has no liability in connection with an allegedly adult rated mini-game included in the video game Grand Theft Auto San Andreas. The suit was filed after receiving a letter from Take-Two demanding that the Company stop using any game enhancement codes for any Take-Two games. The case is in the early stages and no trial date has been set. While the Company intends to vigorously prosecute its claim, there can be no guarantee that it will ultimately prevail or that damages will not be assessed against the Company.

(7) Comprehensive Loss

SFAS No. 130, “Reporting Comprehensive Income,” requires classification of other comprehensive income in a financial statement and display of other comprehensive income separately from retained earnings and additional paid-in capital. Other comprehensive income includes primarily foreign currency translation adjustments and unrealized gains (losses) on investments.

Comprehensive loss for the three months ended June 30, 2005 and 2004 consists of the following components (in thousands):

	Three Months Ended June 30,
	2005	2004
Net loss	$(2,112)	$(221)
Foreign currency translation adjustment	(255)	(582)

Comprehensive loss	$(2,367)	$(803)

The foreign currency translation adjustments are not adjusted for income taxes as they relate to indefinite investments in non-U.S. subsidiaries.

(8) Net Income per Share

Shares used in basic net loss per share are computed using the weighted average number of common shares outstanding during each period. Shares used in diluted net loss per share include the dilutive effect of common shares potentially issuable upon the exercise of stock options. The reconciliation of shares used to calculate basic and diluted loss per share consists of the following (in thousands, except share and per share data):

	Three Months Ended June 30,
	2005	2004
Net loss	$(2,112)	$(221)

Shares used in basic and diluted net loss per share computation (denominator):
Weighted average common shares outstanding	54,244,383	53,462,716

Basic and diluted net loss per share	$(0.04)	$(0.00)

Because the Company incurred losses for the three months ended June 30, 2005 and 2004, the effect of dilutive securities totaling 659,101 and 59,931 for the three months ended June 30, 2005 and 2004, respectively, have been excluded from the net loss per share computations as their impact would be antidilutive.

9) Geographic Data

The Company’s sales are attributed to the following geographic regions (in thousands):

	Three months ended June 30,
	2005	2004
Net sales:
United States	$10,646	$14,237
Canada	996	1,322
Europe	3,118	1,115
Other countries	32	45

	$14,792	$16,719

Revenue is attributed to geographic regions based on the location of the customer. During the three months ended June 30, 2005, two customers individually accounted for at least 10% of the Company’s gross sales, for a combined total of 37% of gross sales. During the three months ended June 30, 2004, three customers individually accounted for at least 10% of the Company’s gross sales, for a combined total of 49% of gross sales.

The Company’s property and equipment, goodwill and intangible assets are attributed to the following geographic regions (in thousands):

	June 30, 2005	March 31, 2005
Property and equipment:
United States	$2,003	$1,721
Other Countries	118	101
Canada	8	9

	2,129	1,831

Goodwill and intangible assets:
United States	3,237	3,438
Canada	21,253	21,455

	24,490	24,893

	$26,619	$26,724

(10) Differences Between Accounting Principles Generally Accepted in the United States and in Canada

The consolidated financial statements to which these notes relate have been prepared in accordance with U.S. GAAP. In certain respects, U.S. GAAP differs from Canadian GAAP. Reconciliation of net income determined in accordance with U.S. GAAP to net income determined under Canadian GAAP follows (in thousands):

	Three months ended June 30,
	2005	2004
Net loss, as reported	$(2,112)	$(221)*
Stock-based compensation—options grants (a)	(38)	(129)

Net loss in accordance with Canadian GAAP	$(2,150)	$(350)

Net loss per share in accordance with Canadian GAAP, basic and diluted	$(0.04)	$(0.01)

*	Recasted in accordance with U.S. GAAP. See Note 1.

The areas of material difference between United States and Canadian GAAP and their impact on the consolidated financial statements of the Company are described below:

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

(b) Depreciation Presentation

Under U.S. GAAP, the Company allocates depreciation and amortization expense related to property and equipment to cost of sales, sales and marketing, general and administrative and research and development expenses. Under Canadian GAAP, the Company presented depreciation and amortization, together with amortization of intangible assets, as a separate line item.

(c) Canadian GAAP Financial Statements

Mad Catz Interactive, Inc.

Consolidated Balance Sheets

June 30, 2005 and March 31, 2005

(in thousands of U.S. dollars)

	June 30, 2005				March 31, 2005
	US GAAP (as reported)	Differences	Notes	Canadian GAAP	US GAAP (as reported)	Differences	Notes	Canadian GAAP
Assets
Current assets:
Cash	$1,565	$—		$1,565	$1,085	$—		$1,085
Accounts receivable	12,239	—		12,239	17,549	—		17,549
Other receivables	166	—		166	1,804	—		1,804
Inventories	25,252	—		25,252	26,865	—		26,865
Deferred tax assets	3,636	—		3,636	3,636	—		3,636
Other current assets	1,844	—		1,844	895	—		895

Total current assets	44,702	—		44,702	51,834	—		51,834
Deferred tax assets	578	—		578	578	—		578
Property and equipment, net	2,129	—		2,129	1,831	—		1,831
Intangible assets, net	3,237	—		3,237	3,438	—		3,438
Goodwill	21,253	—		21,253	21,455	—		21,455

Total assets	$71,899	$—		$71,899	$79,136	$—		$79,136

Liabilities and Shareholders’ Equity
Current liabilities:
Bank loan	$16,583	$—		$16,583	$12,100	$—		$12,100
Accounts payable	12,004	—		12,004	19,209	—		19,209
Accrued liabilities	2,299	—		2,299	3,434	—		3,434
Accrued taxes payable	477	—		477	1,490	—		1,490

Total current liabilities	31,363	—		31,363	36,233	—		36,233
Shareholders’ equity:
Common stock	46,746	669	(1)	47,415	46,746	631	(1)	47,377
Accumulated other comprehensive income	6,259	—		6,259	6,514	—		6,514
Accumulated deficit	(12,469)	(669)	(1)	(13,138)	(10,357)	(631)	(1)	(10,988)

Total shareholders’ equity	40,536	—		40,536	42,903	—		42,903

Total liabilities and shareholders’ equity	$71,899	$—		$71,899	$79,136	$—		$79,136

(1)	See Note 10 (a)

Mad Catz Interactive, Inc.

Consolidated Statements of Operations

Three Months Ended June 30, 2005 and 2004

(in thousands of U.S. dollars, except per share and share data)

	2005				2004
	US GAAP (as reported)	Differences	Notes	Canadian GAAP	US GAAP (as reported)	Differences	Notes	Canadian GAAP
Net sales	$14,792	$—		$14,792	$16,719	$—		$16,719
Cost of sales	12,474	(193)	(2)	12,281	12,605	(192)	(2)	12,413

Gross profit	2,318	193		2,511	4,114	192		4,306
Operating expenses:
Sales and marketing	2,469	(28)	(2)	2,441	2,135	(36)	(2)	2,099
General and administrative	1,666	(24)	(2)	1,642	1,511	(32)	(2)	1,479
Research and development	478	(7)	(2)	471	209	(7)	(2)	202
Stock-based compensation	—	38	(1)	38	—	129	(1)	129
Depreciation and amortization	—	252	(2)	252	—	267	(2)	267
Amortization of intangible assets	201	—		201	201	—		201

Total operating expenses	4,814	231		5,045	4,056	321		4,377
Operating income (loss)	(2,496)	(38)		(2,534)	58	(129)		(71)
Interest expense, net	(326)	—		(326)	(241)	—		(241)
Foreign exchange loss, net	(360)	—		(360)	(108)	—		(108)
Other (income) expense	114	—		114	16	—		16

Loss before income taxes	(3,068)	(38)		(3,106)	(275)	(129)		(404)

Income tax benefit	(956)	—		(956)	(54)	—		(54)

Net loss	$(2,112)	$(38)		$(2,150)	$(221)	$(129)		$(350)
Basic and diluted net loss per share	$(0.04)	$—		$(0.04)	$(0.00)	$—		$(0.01)
Shares used in calculating basic and diluted net loss per share	54,244,383	—		54,244,383	53,462,716	—		53,462,716

(1)	See Note 10 (a)

(2)	See Note 10 (b)

Mad Catz Interactive, Inc.

Consolidated Statements of Cash Flows

Three Months Ended June 30, 2005 and 2004

(in thousands of U.S. dollars)

	2005			2004
	US GAAP (as reported)	Differences	Canadian GAAP	US GAAP (as reported)	Differences	Canadian GAAP
Cash flows from operating activities:
Net loss	$(2,112)	$(38)	$(2,150)	$(221)	$(129)	$(350)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	453	—	453	468	—	468
Loss on disposal of assets	1	—	1	—	—	—
Stock-based compensation	—	38	38	—	129	129
Foreign exchange losses	360	—	360	108	—	108
Changes in operating assets and liabilities:
Accounts receivable	5,192	—	5,192	3,156	—	3,156
Other receivables	1,638	—	1,638	209	—	209
Inventories	1,644	—	1,644	(177)	—	(177)
Other current assets	(954)	—	(954)	(255)	—	(255)
Accounts payable	(7,181)	—	(7,181)	(526)	—	(526)
Accrued liabilities	(1,110)	—	(1,110)	(427)	—	(427)
Accrued taxes payable	(1,013)	—	(1,013)	(980)	—	(980)

Net cash provided by (used in) continuing operating activities	(3,082)	—	(3,082)	1,355	—	1,355

Cash flows from investing activities:
Purchase of property and equipment	(551)	—	(551)	(208)	—	(208)

Net cash used in investing activities	(551)	—	(551)	(208)	—	(208)

Cash flows from financing activities:
Bank loan	4,483	—	4,483	(1,811)	—	(1,811)

Net cash provided by (used in) financing activities	4,483	—	4,483	(1,811)	—	(1,811)

Effects of foreign exchange on cash	(370)	—	(370)	(90)	—	(90)
Net increase (decrease) in cash	480	—	480	(754)	—	(754)
Cash, beginning of period	1,085	—	1,085	1,728	—	1,728

Cash, end of period	$1,565	$—	$1,565	$974	$—	$974

Supplemental cash flow information:
Income taxes paid	$56	$—	$56	$1,093	$—	$1,093

Interest paid	$299	$—	$299	$199	$—	$199

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

This section contains forward-looking statements involving risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors including those set out under Forward-looking Statements herein and “Risk Factors”in our Annual Report on Form 10-K for the fiscal year ended March 31, 2005. The following discussion should be read in conjunction with our consolidated financial statements and related notes included in this Form 10-Q and in our Annual Report on Form 10-K for the year ended March 31, 2005.

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

Seasonality

We generate a substantial percentage of our net sales in the last three months of every calendar year, our fiscal third quarter. Our quarterly results of operations can be expected to fluctuate significantly in the future, as a result of many factors, including: seasonal influences on our sales; unpredictable consumer preferences and spending trends; the introduction of new video game platforms; the need to increase inventories in advance of our primary selling season; and timing of introductions of new products. See further discussion under “Net Sales” below.

Transition to Next-Generation Consoles

Our industry is cyclical and we believe it is now in a transition stage entering into the next cycle. Over the course of the next eighteen months, we expect Sony, Microsoft and Nintendo to introduce new video game consoles into the market. During this transition, we intend to develop and market a range of accessories that are compatible with the new console systems, as well as continue to provide accessories to the significant installed base of current consoles in the marketplace. The transition of consoles provides an opportunity for us to market products to the value-oriented consumer. As to the introductions of new platforms, until we have had an opportunity to fully evaluate the technology used by the first party manufacturers, we will be unable to determine the extent to which we will be able to design and manufacture accessories that are compatible with all of the new video game consoles.

Foreign Currency

During the first quarter of fiscal 2006, approximately 28% of sales were transacted outside of the United States. The majority of our international business is presently conducted in currencies other than the U.S. dollar. Foreign currency transaction gains and losses arising from normal business operations are credited to or charged against earnings in the period incurred. As a result, fluctuations in the value of the currencies in which we conduct our business relative to the U.S. dollar will cause currency transaction gains and losses, which we have experienced in the past and continue to experience. Due to the substantial volatility of currency exchange rates, among other factors, we cannot predict the effect of exchange rate fluctuations upon future operating results. There can be no assurances that we will not experience currency losses in the future. During the first quarter of fiscal 2006 and in fiscal 2005, we did not hedge against foreign currency exposure and we cannot predict the effect foreign currency fluctuations will have on us during the remainder of fiscal 2006.

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

Revenue Recognition

We generate revenue from the sale of our products, including interactive software licensed from third party developers. We recognize revenue based on the applicable provisions of Staff Accounting Bulletin No. 104, “Revenue Recognition” and on the criteria set forth in Statement of Position 97-2, “Software Revenue Recognition.” Accordingly, we recognize revenue when (1) there is persuasive evidence that an arrangement with our customer exists, which is generally a customer purchase order, (2) the products are delivered, which occurs when the products are shipped and risk of loss has been transferred to the customer, (3) the selling price is fixed or determinable and (4) collection of the customer receivable is deemed probable. Our payment arrangements with customers typically provide net 30 and 60-day terms.

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

We regularly evaluate the collectibility of our accounts receivable and we maintain an allowance for doubtful accounts which we believe is adequate. The allowance is based on management’s assessment of the collectibility of specific customer accounts, including their credit worthiness and financial condition, as well as historic experience with bad debts, receivables aging and current economic trends. Our customer base is highly concentrated and a deterioration of a significant customer’s financial condition, or a decline in the general economic conditions, could cause actual write-offs to be materially different from the estimated allowance.

Inventories

We value inventories at the lower of cost or market value and we regularly review inventory quantities on hand and in the retail channel in order to recognize any loss of utility in the period incurred.

Software Development Costs

Software development costs primarily consist of payments made to independent software developers under development agreements. We account for software development costs in accordance with SFAS No. 86, “Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed,” which provides for the capitalization of certain software development costs incurred after technological feasibility of the software is established or for development costs that have alternative future uses. Under our current practice of developing new products, the technological feasibility of the underlying software is not established until substantially all product development is complete and the first playable version is delivered. The software development costs that have been capitalized to date have been insignificant.

Royalties and Intellectual Property Licenses

Royalty and license expenses consist of royalties and license fees paid to intellectual property rights holders for use of their trademarks, copyrights, software, technology or other intellectual property or proprietary rights in the development or sale of our products. Royalty payments to independent software developers are payments for the development of intellectual property related to our video game titles. Royalty-based payments that are paid in advance are generally capitalized and expensed to cost of sales at the greater of the contractual or effective royalty rate based on net product sales. With regard to payments made to independent software developers and co-publishing affiliates, the Company is generally subject to development risk prior to the general release of the product. Accordingly, payments that are due prior to completion of the product are generally expensed as research and development as the services are incurred. Payments due after the general release of the product (primarily royalty-based in nature) are generally expensed as cost of sales at the higher of the contractual or effective royalty rate based on net product sales.

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

RESULTS OF OPERATIONS

Net Sales

From a geographical perspective, our net sales for the three months ended June 30, 2005 and 2004 were as follows (in thousands):

	June 30, 2005	% of total	June 30, 2004	% of total
United States	$10,646	72%	$14,237	85%	$(3,591)	(25.2)%
Canada	996	7%	1,322	8%	(326)	(24.7)%
Europe	3,118	21%	1,115	7%	2,003	179.6%
Other countries	32	0%	45	0%	(13)	(29.0)%

Consolidated net sales	$14,792	100%	$16,719	100%	$(1,927)	(11.5)%

For the three months ended June 30, 2005, net sales decreased 11.5% as compared to the three month period ended June 30, 2004 due to an overall softness in the gaming market in anticipation of the next-generation platforms which are due to release beginning in the fall of calendar 2005. The net sales increase in Europe of $2.0 million was due to increased sales within the existing customer base and the addition of a new customer in France.

Our sales by product group are as follows:

	Three months ended June 30,
	2005	2004
PlayStation 2	32%	31%
Xbox	28%	24%
GameCube	13%	16%
Handheld Consoles(a)	11%	9%
PlayStation	3%	5%
All others	13%	15%

Total	100%	100%

(a)	Handheld consoles include Game Boy Advance, Game Boy Advance SP, Nintendo DS and Sony PSP.

Our sales by product category are as follows:

	Three months ended June 30,
	2005	2004
Control pads	47%	48%
Bundles	21%	6%
Software(b)	8%	16%
Steering wheels	7%	8%
Memory	4%	8%
All others	13%	14%

Total	100%	100%

(b)	Software includes game enhancement software and published software with related accessories.

Gross Profit

Gross profit is defined as net sales less cost of sales. Cost of sales consists of product costs, cost of licenses and royalties, cost of freight-in and freight-out and distribution center costs, including depreciation and other overhead.

The following table presents net sales, cost of sales and gross profit for the three months ended June 30, 2005 and 2004 (in thousands):

	June 30, 2005	% of Net Sales	June 30, 2004	% of Net Sales	$ Change	% Change
Net sales	$14,792	100.0%	$16,719	100.0%	$(1,927)	(11.5)%
Cost of sales	12,474	84.3%	12,605	75.4%	(131)	(1.0)%

Gross profit	$2,318	15.7%	$4,114	24.6%	$(1,796)	(43.7)%

Gross profit for the three months ended June 30, 2005 decreased 43.7%, while gross profit as a percentage of net sales, or gross profit margin, decreased to 15.7% from 24.6%. The decrease in gross profit margin was due in part to additional customer discounts granted in an effort to expand our European customer base, price protection, additional product costs due to royalties and licensing and the write-down of certain inventory to market value.

Operating Expenses

Operating expenses for the three months ended June 30, 2005 and 2004 were as follows (in thousands):

	June 30, 2005	% of Net Sales	June 30, 2004	% of Net Sales	$ Change	% Change
Sales and marketing	$2,469	16.7%	$2,135	12.8%	$334	15.6%

	June 30, 2005	% of Net Sales	June 30, 2004	% of Net Sales	$ Change	% Change
General and administrative	1,666	11.3%	1,511	9.0%	155	10.3%
Research and development	478	3.2%	209	1.3%	269	128.7%
Amortization of intangible assets	201	1.3%	201	1.2%	0	0%

Total operating expenses	$4,814	32.5%	$4,056	24.3%	$758	18.7%

Sales and Marketing Expenses. Sales and marketing expenses consist primarily of payroll, commissions, participation at trade shows and travel costs for our worldwide sales and marketing staff, advertising expense and costs of operating our GameShark.com website. The increase in sales and marketing expenses is primarily due to salaries resulting from additional headcount, increased E3 trade show costs and increased costs related to product samples.

General and Administrative. General and administrative expenses include salaries and benefits for our executive and administrative personnel and other expenses, such as facilities costs and professional services, such as legal and accounting. The increase in general and administrative expenses is primarily due to salaries resulting from additional headcount, increased audit fees associated with the Company’s change in status from a foreign private issuer to a deemed-US filer and consulting costs associated with Sarbanes-Oxley compliance.

Research and Development. Research and development expenses include the costs of developing and enhancing new and existing products in addition to the costs of developing software products. The increase in research and development expenses is primarily a result of an increase in product development costs in anticipation of the first party console changes expected beginning in the fall of calendar 2005.

Amortization of Intangible Assets. Amortization of intangible assets results from our acquisition of GameShark in January 2003. Intangible assets with defined useful lives are being amortized over the estimated useful life of the assets ranging from 3 to 7 years.

Interest Expense, Foreign Exchange Loss and Other Income

Interest expense, foreign exchange loss and other income for the three months ended June 30, 2005 and 2004 were as follows (in thousands):

	June 30, 2005	% of Net Sales	June 30, 2004	% of Net Sales	$ Change	% Change
Interest expense	$326	2.2%	$241	1.4%	$85	35.3%
Foreign exchange loss	$360	2.4%	$108	0.6%	$252	233.3%
Other income	$114	0.8%	$17	0.1%	$97	570.6%

The increase in interest expense is attributable to higher bank loan balances and higher interest rates during the three-month period ended June 30, 2005. The increase in the foreign exchange loss is due to increased sales transacted outside of the United States. Other income primarily consists of advertising income from our GameShark.com website and royalties paid by an unrelated third party to distribute our products in Australia. The increase in other income is primarily due to increased advertising income on the GameShark.com website and increased purchases from an unrelated third party distributor.

Income Tax Benefit

Income tax benefit for the three months ended June 30, 2005 and 2004 was as follows (in thousands):

June 30, 2005	Effective Tax Rate	June 30, 2004	Effective Tax Rate	$ Change	% Change
$956	31.2%	$54	19.6%	902	1670.4%

Income tax benefit increased in proportion with the increase in net loss in the first quarter of fiscal 2006, as compared to the first quarter of fiscal 2005. The effective tax rate is a blended rate for different jurisdictions in which the Company operates.

Net Loss and Net Loss Per Share

Net loss for the three months ended June 30, 2005 and 2004 was as follows (in thousands):

June 30, 2005	% of Net Sales	June 30, 2004	% of Net Sales	$ Change	% Change
$(2,112)	14.3%	$(221)	1.3%	$(1,891)	(855.7)%

Net loss for the three-month period ended June 30, 2005 increased primarily due to the reasons discussed above. Basic and diluted net loss per share for the three months ended June 30, 2005 was $(0.04) compared to basic and diluted net loss per share of $0.01 for the three months ended June 30, 2004. Net loss per share is calculated using the weighted average number of basic and diluted shares outstanding during the three-month period ended June 30, 2005, which were 54,244,383 shares, compared to 53,462,716 basic and diluted shares during the three-month period ended June 30, 2004.

Liquidity and Capital Resources

Sources of Liquidity

	As of and for the Three months ended June 30,		Change
(in thousands)	2005	2004
Cash	$1,565	$974	$591

Percentage of total assets	2.2%	1.6%
Cash provided by (used in) operating activities	$(3,082)	$1,355	$(4,437)
Cash used in investing activities	(551)	(208)	(343)
Cash provided by (used in) financing activities	4,483	(1,811)	6,294
Effect of foreign exchange on cash	(370)	(90)	(280)

Net increase (decrease) in cash	$480	$(754)

At June 30, 2005, available cash was approximately $1.6 million compared to cash of approximately $1.1 million at March 31, 2005 and $1.0 million at June 30, 2004. Our primary sources of liquidity include a revolving line of credit (as discussed below under Cash Flows from Financing Activities), cash on hand at the beginning of the year and cash flows generated from operations.

Cash Flows from Operating Activities

Our cash flows from operating activities have typically included the collection of customer receivables generated by the sale of our products, offset by payments to vendors for materials and manufacture of our products. For the three months ended June 30, 2005, cash used in operating activities was $3.1 million compared to cash generated of $1.4 million for the three months ended June 30, 2004. The decrease in cash flow was primarily the result of payments of accounts payable, accrued liabilities and income taxes, offset by collection of accounts receivable.

Cash Flows from Investing Activities

Cash used in investing activities was $0.6 million during the three months ended June 30, 2005 and $0.2 million during the three months ended June 30, 2004. Investing activities consist of capital expenditures to support our operations.

Cash Flows from Financing Activities

Cash provided by financing activities during the three months ended June 30, 2005 was a result of increased borrowings under our line of credit. For the three months ended June 30, 2005, cash provided by financing activities was $4.4 million compared to cash used in financing activities of $1.8 million in the three months ended June 30, 2004. We are focused on effectively managing our overall liquidity position by continuously monitoring expenses and managing our accounts receivable collection efforts.

We maintain a Credit Facility (the “Credit Facility”) with Wachovia Capital Finance Corporation (Central) (“Wachovia”), formerly Congress Financial Corporation (Central), which allows us to borrow up to $35 million under a revolving line of credit, subject to the availability of eligible collateral (accounts receivable and inventories), which changes throughout the year. The line of credit accrues interest on the daily outstanding balance at the U.S. prime rate plus 0.75% per annum, and must be repaid in United States dollars. In addition, the Company is required to pay a monthly service fee of $2,000 and an unused line fee equal to 0.25%. The Credit Facility is secured by a first priority security interest in the inventories, equipment, accounts receivable and investment properties of Mad Catz, Inc., our primary operating subsidiary (“MCI”), and a pledge in favor of Wachovia of all of the shares of capital stock of our subsidiaries. The Credit Facility is guaranteed by the Company and requires us to adhere to specified financial operating guidelines. See Note 5 to the consolidated financial statements included in Item 1. Financial Statements, elsewhere in this Form 10-Q.

The Credit Facility with Wachovia is scheduled to expire on September 25, 2005. The Credit Facility automatically renews for an additional one-year period unless either party gives written notice to the other party seeking to terminate the Credit Facility at least 60 days prior to the expiration date, which was July 27, 2005. Neither we nor Wachovia gave notice to terminate the Credit Facility prior to the 60-day deadline. Therefore, pursuant to its terms, the Credit Facility has been extended until September 25, 2006. Although Wachovia has extended the expiration date of the Credit Facility in the current fiscal year and in each of the last two fiscal years, we do not know the likelihood that Wachovia will agree to further extend the expiration of the Credit Facility following September 25, 2006. If Wachovia is unwilling to extend the expiration of the Credit Facility beyond September 25, 2006 on terms acceptable to us, or if we are unable to comply with the restrictive and financial covenants contained in the Credit Facility, Wachovia may declare the outstanding borrowings under the facility immediately due and payable. In such an event, our liquidity will be materially adversely affected, which could in turn have a material adverse impact on our future financial position and results of operations. We expect to continue to renew or obtain new financing in the ordinary course of business.

We also have an additional $10 million line of credit under the Credit Facility which may be utilized, with Wachovia’s consent, for acquisition purposes under the same conditions and terms as the lines of credit described above. To date, we have not drawn against this line of credit.

At June 30, 2005 the outstanding balance on our line of credit was $16.6 million and our weighted average annualized interest rate during the three-month period ended June 30, 2005 was 6.8%. We must meet an adjusted tangible net worth covenant to access the line of credit. At June 30, 2005 and March 31, 2005, we were in compliance with this loan covenant.

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

Contractual Obligations and Commitments

The following summarizes our minimum contractual obligations as of June 30, 2005 (in thousands):

	Payments Due
	Total	Less Than 1 Year	1-3 Years	3-5 Years
Bank loan (excludes interest)	$16,583	$16,583	$—	$—
Operating leases	1,092	712	380	—
Royalty & license guaranteed commitments	5,574	5,514	60	—
Payment obligations(a)	6,556	2,556	4,000	—

Total	$29,805	$25,365	$4,440	$—

(a)	Payment obligations primarily represent our maximum liability under our agreement with Fire.

As of June 30, 2005 and March 31, 2005, we did not have any relationships with unconsolidated entities or financial parties, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As such, we are not exposed to any financing, liquidity, market, or credit risk that could arise if we had engaged in such relationships.

EBITDA

EBITDA, a non-GAAP financial measure, represents net income before interest, taxes, depreciation and amortization. EBITDA is not intended to represent cash flows for the period, nor is it being presented as an alternative to operating income or net income as an indicator of operating performance and should not be considered in isolation or as a substitute for measures of performance prepared in accordance with generally accepted accounting principles. As defined, EBITDA is not necessarily comparable to other similarly titled captions of other companies due to potential inconsistencies in the method of calculation. We believe, however, that in addition to the performance measures found in our financial statements, EBITDA is a useful financial performance measurement for assessing our Company’s operating performance. Our management uses EBITDA as a measurement of operating performance in comparing our performance on a consistent basis over prior periods, as it removes from operating results the impact of our capital structure, including the interest expense resulting from our outstanding debt, and our asset base, including depreciation and amortization of our capital and intangible assets.

	Three months ended June 30,
(in thousands)	2005	2004*
Net loss	$(2,112)	$(221)
Adjustments:
Interest expense	326	241
Income tax benefit	(956)	(54)
Depreciation and amortization	453	468

EBITDA	$(2,289)	$434

*	Recasted in accordance with U.S. GAAP

Forward-Looking Statements

Certain statements in this Quarterly Report on Form 10-Q are not historical fact and constitute “forward-looking statements” within the meaning of Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements may address, among other things, our strategy for growth, business development, market and competitive position, financial results, expected revenue, expense levels in the future and the sufficiency of our existing assets to fund future operations and capital spending needs. These statements relate to our expectations, hopes, beliefs, anticipations, commitments, intentions and strategies regarding the future, and may be identified by the use of words or phrases such as “believe,” “expect,” “anticipate,” “should,” “plan,” “estimate,” and “potential,” among others. Forward-looking statements are not guarantees of performance and are subject to important factors and events that could cause our actual business, prospects and results of operations to differ materially from the historical information contained in this Form 10-Q, and from those that may be expressed or implied by the forward-looking statements. Readers are cautioned that actual results could differ materially from the anticipated results or other expectations expressed in these forward-looking statements for the reasons detailed in our most recent Annual Report on Form 10-K under “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Risk Factors.” The fact that some risk factors may be the same or similar to our past reports filed with the Securities and Exchange Commission means only that the risks are present in multiple periods. We believe that many of the risks listed here and detailed in our other SEC filings are part of doing business in the industry in which we operate, and will likely be present in all periods reported. The fact that certain risks are endemic to the industry does not lessen their significance. The forward-looking statements contained in this report are made as of the date of this report and we assume no obligation to update them or to update the reasons why actual results could differ from those projected in such forward-looking statements. Among others, risks and uncertainties that may affect our business, financial condition, performance, development and results of operations include:

•	Our dependence upon a few large customers, and their continued viability and financial stability, and a few core products to generate a significant portion of our revenues,

•	Our need to constantly change our product mix by introducing new products in response to changing competitive and market conditions, and our need to obtain sufficient retail shelf space at our retailers to display and market our products,

•	The seasonality of our business, with the bulk of our sales coming in our fiscal third quarter,

•	Our dependence upon third parties to manufacture, ship and sell our products,

•	Our dependence upon third parties to develop new and enhanced video game consoles and software that promote demand for our products and the commercial acceptance of the new consoles and software,

•	Risks associated with the introduction of new video game consoles, including technological compatibility of our products and obsolescence of our older products,

•	Regulatory requirements of new laws related to environmental practices in connection with developing, manufacturing and distributing electronics products,

•	Potential political events, particularly in China, that may negatively affect economic conditions generally and our ability to obtain sufficient quantities of our products in a timely and efficient manner,

•	Product liability claims, products defects, recalls and other manufacturing activity risks,

•	Risks related to our pricing, product return, promotion and production practices,

•	Our ability to negotiate and comply with licensing arrangements with first party manufacturers and other parties that are necessary to manufacture our products,

•	Provisions in some of our supply agreements that could require us to make substantial minimum annual purchases,

•	The impact on our sales of disruptions of shipping and product delivery operations worldwide,

•	Costs associated with defending our intellectual property rights and with defending assertions by other parties that we infringe their intellectual property rights,

•	Risks associated with our international operations,

•	The fact that accounts receivable represent a large portion of our assets and are owed by a few large customers,

•	Our dependence upon the availability of capital under our credit facility to finance our operations,

•	Potential inability to sustain or manage growth, including the failure to continue to develop new products and markets,

•	Our reliance on the use of information technology,

•	Our need to attract, train and retain skilled personnel to manage our business, develop new products and market our products to retailers,

•	The loss of product market share to competitors,

•	Potential adverse effects of domestic and international taxation and transfer pricing regulations,

•	Fluctuations in the value of foreign currencies against the U.S. dollar, and

•	Risks related to our stock and the provisions of our corporate organizational documents that may delay or prevent an acquisition of our company that may be favorable to some shareholders.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

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

Foreign Currency Exchange Rate Risk.

A majority of our international business is presently conducted in currencies other than the U.S. dollar and may be exposed to financial market risk resulting from fluctuations in foreign currency exchange rates, particularly the Chinese yuan, the British pound sterling, the Euro and the Canadian dollar. Foreign currency transaction gains and losses arising from normal business operations are credited to or charged against earnings in the period incurred. As a result, fluctuations in the value of the currencies in which we conduct our business relative to the U.S. dollar will cause currency transaction gains and losses, which we have experienced in the past and continue to experience. Due to the difficulty in determining and obtaining predictable cash flow forecasts in our foreign operations based on the overall challenging economic environment and associated contract structures, we do not currently utilize any derivative financial instruments to hedge foreign currency risks. The volatility of the Chinese yuan, the British pound sterling, the Euro and the Canadian dollar (and any other applicable currencies) will be monitored frequently throughout the coming year. If appropriate, we may enter into hedging transactions in order to mitigate our risk from foreign currency fluctuations. Due to the substantial volatility of currency exchange rates, among other factors, we cannot predict the effect of exchange rate fluctuations upon future operating results. There can be no assurances that we will not experience currency losses in the future. We estimate that an immediate 10% change in foreign exchange rates would not materially impact reported net income for the three months ended June 30, 2005. This was estimated using a 10% deterioration factor to the average monthly exchange rates applied to net income or loss for each of the related subsidiaries in the respective period.

Interest Rate Risk.

We are exposed to interest rate risk on borrowings under the Credit Facility. Funds advanced to us pursuant to the Credit Facility bear interest at the U.S. prime rate plus 0.75%. We do not hedge our exposures to interest rate risk. We estimate that an increase of 100 basis points in the interest rate under our Credit Facility would not materially impact reported net loss for the three months ended June 30, 2005.

Item 4.	Controls and Procedures

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

Changes in Internal Controls over Financial Reporting

There has been no change in our internal controls over financial reporting during the period covered by this quarterly report that has materially affected, or is reasonably likely to materially affect our internal controls over financial reporting.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings

On February 10, 2003, Electro Source, LLC (“Electro Source”) filed a complaint against MCI, and Fire, as well as other defendants, in the Superior Court in Los Angeles County, California entitled, Electro Source, LLC v. Fire International, Ltd., et al., Case No. BC 290076. On or about November 18, 2003, Electro Source amended its complaint to add Mad Catz Interactive, Inc. as a defendant. In its amended complaint, Electro Source asserted claims against the Company and MCI alleging misappropriation of trade secrets, conspiracy to defraud, interference with contractual relationship and interference with prospective economic advantage in connection with Fire’s agreement to supply MCI with product to be marketed under our GameShark brand and for the termination of Fire’s alleged prior business relationship with Electro Source.

Electro Source moved for a temporary restraining order to prevent MCI from marketing or otherwise distributing the GameShark products. After a hearing on the matter, the Court denied Electro Source’s motion and refused to enter the temporary restraining order. The parties have engaged in written and oral discovery, including depositions. On February 17, 2005, Mad Catz filed a cross-complaint against Electro Source alleging false advertising, state and federal unfair competition, libel per se, and trade libel arising out of certain advertisements and internet statements. Discovery is proceeding on the cross-complaint. On July 29, 2005, the Court denied our motion for summary judgment, but allowed us to file a motion for summary adjudication as to the plaintiff’s claim for intentional interference with contract, which will be heard on August 26, 2005. The court will set a new trial date on August 18, 2005. While we intend to vigorously defend this matter, there can be no guarantee that we will ultimately prevail or that damages will not be assessed against us. An adverse determination by the Court or jury could seriously impact our revenues and our ability to continue to distribute the GameShark products.

On or about May 2, 2005, Mad Catz was served with a lawsuit filed by Freedom Wave LLC in the United States District Court for the Central District of California entitled, Freedom Wave LLC. v. Mad Catz, Inc. et al., Case No CV5 2954NM (PLAx). The complaint alleges that certain MCI products infringe U.S. patent numbers 6,878,066 and 6,280,327. MCI answered, denying the allegation in the complaint. The case is still in the early stages and the 6,280,327 patent is under reexamination by the patent and trademark office. Discovery is beginning and a trial date has been set for May 2, 2006. No Markman hearing date has been set. We intend to vigorously defend the allegations of the complaint, however there can be no guarantee that we will ultimately prevail, that damages will not be assessed against MCI, or that the Company will not be prohibited from producing or marketing certain of its products.

On July 14, 2005, Mad Catz was served with a lawsuit filed in the United States District Court for the District of Texas, Marshall Division styled Konami Corporation v. Roxor Games, Inc., Case No. 02-05cv-173. The complaint alleged that Mad Catz’ MC Groovz Dance Craze product violates United States patent number 6,410,835 titled “Dance Game Apparatus and Step-On Base for Dance Game. Mad Catz’ answer is due on August 19, 2005. No trial date has been set. While we intend to vigorously defend the allegations of the complaint, there can be no guarantee that we will ultimately prevail, that damages will not be assessed against MCI, or that the Company will not be prohibited from producing or marketing certain of its products.

On July 26, 2005, we filed a declaratory relief action against Take-Two Interactive, Inc. and Rockstar Games, Inc. (collectively “Take-Two”) in the United States District Court for the District of California requesting the court to declare that the Company has no liability in connection with an allegedly adult rated mini-game included in the video game Grand Theft Auto San Andreas (“GTASA”). The suit was filed after receiving a letter from Take-Two demanding that we stop using any game enhancement codes for any Take-Two games. The case is in the early stages and no trial date has been set. While we intend to vigorously prosecute its claim, there can be no guarantee that we will ultimately prevail or that damages will not be assessed against us.

Item 6.	Exhibits

31.1	Certifications of Registrant’s Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certifications of Registrant’s Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certifications of Registrant’s Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002. These certifications are being furnished solely to accompany this Quarterly Report on Form 10-Q and are not being filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and are not to be incorporated by reference into any filing of the Company.

32.2	Certifications of Registrant’s Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002. These certifications are being furnished solely to accompany this Quarterly Report on Form 10-Q and are not being filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and are not to be incorporated by reference into any filing of the Company.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MAD CATZ INTERACTIVE, INC.

August 12, 2005	/s/ DARREN RICHARDSON
Darren Richardson
President and Chief Executive Officer

August 12, 2005	/s/ CYRIL TALBOT III
Cyril Talbot III
Chief Financial Officer