Form 10-Q
period 2005-09-30
MAD CATZ INTERACTIVE INC
filed 2005-11-10
CIK 1088162

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2005

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

YES  ☐    NO  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

YES  ☐    NO  ☒

There were 54,244,383 shares of the registrant’s Common Stock issued and outstanding as of November 8, 2005.

MAD CATZ INTERACTIVE, INC.

FORM 10-Q

FOR THE PERIOD ENDED SEPTEMBER 30, 2005

PART I – FINANCIAL INFO RMATION

Item 1.	Financial Statements

MAD CATZ INTERACTIVE, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands of U.S. dollars)

	September 30, 2005	March 31, 2005
	(unaudited)
Assets
Current assets:
Cash	$1,478	$1,085
Accounts receivable, net of allowances of $5,401 and $6,329 at September 30, 2005 and March 31, 2005, respectively	18,798	17,549
Other receivables	131	1,804
Inventories	26,841	26,865
Deferred tax assets	3,636	3,636
Other current assets	1,582	895

Total current assets	52,466	51,834
Deferred tax assets	578	578
Property and equipment, net	2,287	1,831
Intangible assets, net	3,036	3,438
Goodwill	22,297	21,455

Total assets	$80,664	$79,136

Liabilities and Shareholders’ Equity
Current liabilities:
Bank loan	$20,553	$12,100
Accounts payable	16,842	19,209
Accrued liabilities	2,363	3,434
Accrued taxes payable	303	1,490

Total current liabilities	40,061	36,233
Shareholders’ equity:
Common stock, no par value, unlimited shares authorized; 54,244,383 shares issued and outstanding at September 30, 2005 and March 31, 2005	46,746	46,746
Accumulated other comprehensive income	7,547	6,514
Accumulated deficit	(13,690)	(10,357)

Total shareholders’ equity	40,603	42,903

Total liabilities and shareholders’ equity	$80,664	$79,136

See accompanying notes to consolidated financial statements.

MAD CATZ INTERACTIVE, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

(in thousands of U.S. dollars, except per share data)

	Three Months Ended September 30,		Six Months Ended September 30,
	2005	2004*	2005	2004*
Net sales	$23,744	$20,670	$38,536	$37,389
Cost of sales	19,686	15,628	32,160	28,233

Gross profit	4,058	5,042	6,376	9,156
Operating expenses:
Sales and marketing	2,904	2,362	5,373	4,497
General and administrative	1,985	1,491	3,651	3,002
Research and development	481	183	959	392
Amortization of intangible assets	201	201	402	402

Total operating expenses	5,571	4,237	10,385	8,293

Operating income (loss)	(1,513)	805	(4,009)	863
Interest expense, net	(293)	(217)	(619)	(458)
Foreign exchange gain (loss), net	329	(16)	(31)	(124)
Other income	101	15	215	31

Income (loss) before income taxes	(1,376)	587	(4,444)	312
Income tax expense (benefit)	(155)	254	(1,111)	200

Net income (loss)	$(1,221)	$333	$(3,333)	$112

Basic and diluted net income (loss) per share:	$(0.02)	$0.01	$(0.06)	$0.00

Shares used in calculating basic and diluted net income (loss) per share	54,244,383	53,462,716	54,244,383	53,462,716

*	Recasted in accordance with U.S. GAAP. See Note 1.

See accompanying notes to consolidated financial statements.

MAD CATZ INTERACTIVE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(in thousands of U.S. dollars)

	Six Months Ended September 30,
	2005	2004*
Cash flows from operating activities:
Net income (loss)	$(3,333)	$112
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	927	928
Gain on disposals of assets	(1)	—
Foreign exchange loss	31	124
Changes in operating assets and liabilities:
Accounts receivable	(1,432)	1,075
Other receivables	1,673	242
Inventories	33	(12,085)
Other current assets	(698)	170
Accounts payable	(2,277)	10,797
Accrued liabilities	(1,030)	(236)
Accrued taxes payable	(1,182)	(733)

Net cash provided by (used in) operating activities	(7,289)	394

Cash flows from investing activities:
Purchases of property and equipment	(986)	(403)

Net cash used in investing activities	(986)	(403)

Cash flows from financing activities:
Bank loan	8,453	(445)

Net cash provided by (used in) financing activities	8,453	(445)

Effects of foreign exchange on cash	215	(84)

Net increase (decrease) in cash	393	(538)
Cash, beginning of period	1,085	1,728

Cash, end of period	$1,478	$1,190

Supplemental cash flow information:
Income taxes paid	$67	$1,099

Interest paid	$625	$390

*	Recasted in accordance with U.S. GAAP. See Note 1.

See accompanying notes to consolidated financial statements.

MAD CATZ INTERACTIVE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(1) Description of Business and Summary of Significant Accounting Policies

Mad Catz Interactive, Inc. is a corporation incorporated under the Canada Business Corporations Act. Mad Catz Interactive, Inc. and its subsidiaries (collectively, the “Company”) design, manufacture (primarily through third parties), market and distribute accessories for all major console based video game systems. The Company’s products include control pads, steering wheels, joysticks, memory cards, video cables, light guns, dance pads, microphones, car adapters and carry cases. The Company also markets game enhancement software, publishes video game titles and distributes video game software.

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

Prior to the fourth quarter of fiscal 2005, the Company prepared its financial statements in accordance with accounting principles generally accepted in Canada (“Canadian GAAP”), and filed its Annual Reports on Form 20-F with the SEC as a foreign private issuer. During the fourth quarter of fiscal 2005, the Company determined that it no longer met the foreign share ownership requirements applicable to foreign private issuers. Therefore, the consolidated financial statements presented herein have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). As a result of this change, certain prior period information has been recasted in accordance with U.S. GAAP.

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

Revenue Recognition

The Company recognizes revenue based on the applicable provisions of Staff Accounting Bulletin No. 104, “Revenue Recognition” and on the criteria set forth in Statement of Position 97-2, “Software Revenue Recognition.” Accordingly, the Company recognizes revenue when (1) there is persuasive evidence that an arrangement with its customer exists, which is generally a customer purchase order, (2) the products are delivered, which occurs when the products are shipped and risk of loss has been transferred to the customer, (3) the selling price is fixed or determinable and (4) collection of the customer receivable is deemed probable. Payment arrangements with the Company’s customers typically provide net 30 and 60-day terms.

Revenues from sales to authorized resellers are subject to terms allowing price protection, certain rights of return and allowances for volume rebates and cooperative advertising. Allowances for price protection are recorded when the price protection is approved. Allowances for estimated future returns, cooperative advertising and volume rebates are provided for upon recognition of revenue. Such amounts are estimated and periodically adjusted based on historical and anticipated rates of returns, inventory levels and other factors and are recorded as a reduction of revenue or operating expense in accordance with EITF 01-9.

Software Development Costs

Software development costs primarily consist of payments made to independent software developers under development agreements. The Company accounts for software development costs in accordance with SFAS No. 86, “Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed,” which provides for the capitalization of certain software development costs incurred after technological feasibility of the software is established or for development costs that have alternative future uses. Under the Company’s current practice of developing new products, the technological feasibility of the underlying software is not established until substantially all product development is complete and the first playable version is delivered. Software development costs of approximately $143,000 have been capitalized as of September 30, 2005 and will be amortized over the estimated life of the product, starting at the product’s release for sale.

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

Advertising

Advertising costs are expensed as incurred or accrued and amounted to $1,281,000 and $2,178,000 for the three and six months ended September 30, 2005, respectively. Advertising expense was $1,037,000 and $1,931,000 for the three and six months ended September 30, 2004, respectively. Cooperative advertising with distributors and retailers is accrued when revenue is recognized and such amounts are included in sales and marketing expense if there is a separate identifiable benefit with an estimable fair value. Otherwise, such costs are recognized as a reduction of revenue.

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

The fair value under SFAS No. 123 is determined by utilizing the Black-Scholes option-pricing model. For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options’ vesting periods. There were no options granted during the three months ended September 30, 2005 or 2004.

Had compensation expense for these plans been determined consistent with SFAS 123, the Company would have recorded net income and basic and diluted net income per share for the three months ended September 30, 2005 and 2004 as follows (in thousands):

	Three Months Ended September 30,		Six Months Ended September 30,
	2005	2004	2005	2004
Net income (loss) as reported	$(1,221)	$333	$(3,333)	$112
Stock based compensation using the fair value method	(35)	(39)	(73)	(168)

Pro forma net income (loss)	$(1,256)	$294	$(3,406)	$(56)

Net income (loss) per common share:
Basic and diluted net income (loss) per share—as reported	$(0.02)	$0.01	$(0.06)	$0.00

Basic and diluted net income (loss) per share—pro forma	$(0.02)	$0.01	$(0.06)	$0.00

Recent Accounting Pronouncements

In December 2004, the FASB issued SFAS No. 123 (revised 2004) (“SFAS No. 123R”), “Share-Based Payments.” SFAS 123R replaced SFAS 123, “Accounting for Stock-Based Compensation” and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.” SFAS 123R will require companies to recognize compensation expense, using a fair-value based method, for costs related to share-based payments including stock options and other forms of stock-based compensation. SFAS No. 123R allows measurement of the cost of share-based payment transactions to employees at the fair value of the award on the grant date and recognition of expense over the requisite service or vesting period. SFAS No. 123R allows implementation using a modified version of prospective application, under which compensation expense for the unvested portion of previously granted awards and all new awards will be recognized on or after the date of adoption. SFAS No. 123R also allows companies to adopt SFAS No. 123R by restating previously issued financial statements, basing the amounts on the expense previously calculated and reported in their pro forma footnote disclosures required under SFAS No. 123. In addition, in March 2005, the SEC released SEC Staff Accounting Bulletin No. 107, “Share-Based Payment” (“SAB No. 107”). SAB No. 107 provides the SEC staff’s position regarding the application of SFAS No. 123R and certain SEC rules and regulations, and also provides the staff’s views regarding the valuation of share-based payment arrangements for public companies. In April 2005, the SEC approved an amendment to Rule 4-01(a) of Regulation S-X to amend the date for compliance with SFAS No. 123R. In accordance with this amendment, the accounting provisions of SFAS No. 123R are effective for annual periods beginning after June 15, 2005. The Company is required to adopt SFAS No. 123R no later than the first quarter of fiscal 2007. The Company is evaluating the requirements of SFAS No. 123R and SAB No. 107 and it does not expect the adoption of these pronouncements to have a material impact on the Company’s consolidated financial statements.

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

(2) Inventories

Inventories consist of the following (in thousands):

	September 30, 2005	March 31, 2005
Raw materials	$2,584	$2,228
Finished goods	24,252	24,635
Packaging materials and accessories	5	2

Inventories	$26,841	$26,865

(3) Property and Equipment

Property and equipment consist of the following (in thousands):

	September 30, 2005	March 31, 2005
Molds	$3,136	$2,835
Computer equipment and software	2,099	1,515
Manufacturing and office equipment	405	346
Furniture and fixtures	254	221
Assets not yet in service	254	255
Leasehold improvements	414	414

	6,562	5,586
Less: Accumulated depreciation and amortization	(4,275)	(3,755)

Property and equipment, net	$2,287	$1,831

Depreciation and amortization expense associated with property and equipment amounted to $273,000 and $525,000 for the three and six month periods ended September 30, 2005, respectively, and $259,000 and $526,000 for the three and six month periods ended September 30, 2004, respectively.

(4) Intangible Assets

In January 2003, the Company acquired the rights to the GameShark brand, intellectual property, and the www.gameshark.com web site from InterAct, a subsidiary of Recoton Corporation, for total cash consideration of $5,083,000. GameShark is the industry leader in video game enhancement software, which enables players to take full advantage of the secret codes, short cuts and hints incorporated by video game publishers into their game offerings. In connection with the GameShark acquisition, the Company entered into a five-year technology agreement with Fire International, Ltd. (“Fire”) to implement Fire’s technology in the GameShark brand of video game enhancements. The amounts of the intangible assets and their respective useful lives were determined based upon the allocation of the actual purchase price to the various categories of intellectual property as determined by an independent external valuation analysis completed in May 2003. In addition, the Company considered the eight year history of the GameShark brand prior to our acquisition and the lifecycle and installed base of the console systems on which GameShark products can be used. The acquired intangible assets are summarized as follows (in thousands):

	Cost	Accumulated Amortization at September 30, 2005	Net Book Value at September 30, 2005	Net Book Value at March 31, 2005	Useful life (years)
Trademarks	$4,112	$1,469	$2,643	$2,937	7
Copyrights	514	275	239	291	5
Website	457	303	154	210	4

Intangible assets	$5,083	$2,047	$3,036	$3,438

(5) Bank Loan

The Company has a Credit Facility with Wachovia Capital Finance Corporation (Central) (“Wachovia”), formerly Congress Financial Corporation (Central), to borrow up to $35 million under a revolving line of credit subject to the availability of eligible collateral (accounts receivable and inventories), which changes throughout the year. The line of credit accrued interest on the daily outstanding balance at the U.S. prime rate plus 0.75% per annum through August 31, 2005. Following September 1, 2005, the line of credit accrues interest on the daily outstanding balance at the U.S prime rate plus 0.25%. The line of credit must be repaid in United States dollars. At September 30, 2005 the interest rate was 6.75%. In addition, the Company is required to pay a monthly service fee of $2,000 and an unused line fee equal to 0.25%. The Credit Facility is secured by a first priority interest in the inventories, equipment, accounts receivable and investment properties of Mad Catz, Inc. MCI and by a pledge of all of the capital stock of the Company’s subsidiaries and is guaranteed by the Company. In addition, the Company is required, monthly, under the Credit Facility to meet a consolidated tangible net worth covenant.

The Company also has an additional $10 million line of credit under the Credit Facility which may be utilized, with Wachovia’s consent, for acquisition purposes under the same conditions and terms as the lines of credit described above. To date, the Company has not drawn against this line of credit.

The Credit Facility was renewed for an additional year in September 2005, and is now scheduled to expire on September 25, 2006. Although Wachovia has extended the expiration date of the Credit Facility in the current fiscal year and in prior fiscal years, the Company does not know the likelihood that Wachovia will agree to further extend the expiration of the Credit Facility following September 25, 2006. The Company expects to continue to renew or obtain new financing in the ordinary course of business.

(6) Commitments and Contingencies

Leases

The Company is obligated under certain non-cancelable operating leases, primarily for warehouses and office space. Total future minimum lease commitments under operating leases as of September 30, 2005 are as follows (in thousands):

Fiscal Year Ending March 31:
2006 (remaining 6 months)	$482
2007	350
2008	76
2009	10

$918

Royalty and License Agreements

The Company has license agreements to utilize existing design and utility technology with its products. The Company also has royalty agreements for use of licensed trademarks and celebrity endorsements. These agreements have royalty and license fees based on different percentages of certain types of sales or a predetermined amount per unit. Royalty and license expenses were $471,000 and $289,000 for the quarters ended September 30, 2005 and September 30, 2004, respectively. The minimum amount due under royalty and license agreements for the remainder of fiscal year 2006 is approximately $3,060,000, which includes several new agreements for distribution of licensed product.

Purchase Commitments

The Company has a five-year agreement with Fire under which the Company is required to purchase a minimum of $5 million of products per fiscal year, through March 31, 2008. If this volume is not acquired in a particular year, the Company is required to pay the vendor an amount equal to 40% of the shortfall, with a maximum potential payment of $2 million per year. Although the Company met the minimum purchase requirement during the first year of the agreement, the Company did not purchase the required $5 million dollars of product during fiscal 2005. On February 1, 2005, the Company entered into an agreement with the vendor providing that the minimum purchase requirement for the period from April 1, 2004 until March 31, 2005 would be waived for that year and deferred and made part of the minimum purchase requirement for the period from April 1, 2005 until March 31, 2006. Therefore, for the period April 1, 2004 to March 31, 2006, the Company is required to purchase a minimum of $10 million dollars of product from this vendor. For this two-year period, the Company’s maximum potential payment if no additional products are purchased after September 30, 2005 is $1,930,000.

Legal Proceedings

On February 10, 2003, Electro Source, LLC (“Electro Source”) filed a complaint against MCI and Fire, as well as other defendants, in the Superior Court in Los Angeles County, California entitled, Electro Source, LLC v. Fire International, Ltd., et al., Case No. BC 290076. On or about November 18, 2003, Electro Source amended its complaint to add Mad Catz Interactive, Inc. as a defendant. In its amended complaint, Electro Source asserted claims against the Company and MCI alleging misappropriation of trade secrets, conspiracy to defraud, interference with contractual relationship and interference with prospective economic advantage in connection with Fire’s agreement to supply the Company with product to be marketed under the Company’s GameShark brand and for the termination of Fire’s alleged prior business relationship with Electro Source.

Electro Source moved for a temporary restraining order to prevent MCI from marketing or otherwise distributing the GameShark products. After a hearing on the matter, the Court denied Electro Source’s motion and refused to enter the temporary restraining order. The parties have engaged in written and oral discovery, including depositions. On February 17, 2005, the Company filed a cross-complaint against Electro Source alleging false advertising, state and federal unfair competition, libel per se, and trade libel arising out of certain advertisements and internet statements. Discovery is proceeding on the cross-complaint. On July 29, 2005, the Court denied the Company’s motions for summary judgment, and on August 26, 2005, the Court denied the Company’s motion for summary adjudication as to the plaintiff’s claim for intentional interference with contract. Trial has been set for February 1, 2006. While the Company intends to vigorously defend this matter, there can be no guarantee that it will ultimately prevail or that damages will not be assessed against the Company. An adverse determination by the Court or jury could seriously impact the Company’s revenues and its ability to continue to distribute the GameShark products.

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

On July 14, 2005, the Company was served with a lawsuit filed in the United States District Court for the District of Texas, Marshall Division entitled Konami Corporation v. Roxor Games, Inc., Case No. 02-05cv-173. The complaint alleged that the Company’s MC Groovz Dance Craze product violates United States patent number 6,410,835. No trial date has been set. While the Company intends to vigorously defend the allegations of the complaint, there can be no guarantee that it will ultimately prevail, that damages will not be assessed against the Company, or that the Company will not be prohibited from producing or marketing certain of its products.

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

(7) Comprehensive Income (Loss)

SFAS No. 130, “Reporting Comprehensive Income,” requires classification of other comprehensive income in a financial statement and display of other comprehensive income separately from retained earnings and additional paid-in capital. Other comprehensive income includes primarily foreign currency translation adjustments and unrealized gains (losses) on investments.

Comprehensive income (loss) for the three and six months ended September 30, 2005 and 2004 consists of the following components (in thousands):

	Three Months Ended September 30,		Six Months Ended September 30,
	2005	2004	2005	2004
Net income (loss)	$(1,221)	$333	$(3,333)	$112
Foreign currency translation adjustment	1,288	1,177	1,033	595

Comprehensive income (loss)	$67	$1,510	$(2,300)	$707

The foreign currency translation adjustments are not adjusted for income taxes as they relate to indefinite investments in non-U.S. subsidiaries.

(8) Net Income (Loss) per Share

Shares used in basic net income (loss) per share are computed using the weighted average number of common shares outstanding during each period. Shares used in diluted net loss per share include the potentially dilutive effect of common shares issuable upon the exercise of stock options. The reconciliation of shares used to calculate basic and diluted loss per share consists of the following (in thousands, except share and per share data):

	Three Months Ended September 30,		Six Months Ended September 30,
	2005	2004	2005	2004
Net income (loss)	$(1,221)	$333	$(3,333)	$112

Shares used in basic and diluted net income (loss) per share computation (denominator):
Weighted average common shares outstanding	54,244,383	53,462,716	54,244,383	53,462,716

Basic and diluted net income (loss) per share	$(0.02)	$0.01	$(0.06)	$0.00

Because the Company incurred losses for the three and six months ended September 30, 2005, the effect of dilutive securities totaling 188,153 and 488,662 for the three and six months ended September 30, 2005, respectively, have been excluded from the net loss per share computations as their impact would be antidilutive.

(9) Geographic Data

Net sales are attributed to the following geographic regions (in thousands):

	Three months ended September 30,		Six months ended September 30,
	2005	2004	2005	2004
Net sales:
United States	$16,398	$16,785	$27,044	$31,022
Canada	2,147	1,655	3,143	2,977
Europe	5,135	2,136	8,254	3,251
Other countries	64	94	95	139

	$23,744	$20,670	$38,536	$37,389

Revenue is attributed to geographic regions based on the location of the customer. During the three months and six months ended September 30, 2005, four customers and three customers, respectively, individually accounted for at least 10% of the Company’s gross sales, for a combined total of 51% and 42% of gross sales, respectively. During the three and six months ended September 30, 2004, three customers individually accounted for at least 10% of the Company’s gross sales, for a combined total of 45% and 46% of gross sales, respectively.

The Company’s property and equipment, goodwill and intangible assets are attributed to the following geographic regions (in thousands):

	September 30, 2005	March 31, 2005
Property and equipment:
United States	$2,105	$1,721
Europe and Asia	174	101
Canada	8	9

	2,287	1,831

Goodwill and intangible assets:
United States	3,036	3,438
Canada	22,297	21,455

	25,333	24,893

	$27,620	$26,724

(10) Differences Between Accounting Principles Generally Accepted in the United States and in Canada

The consolidated financial statements to which these notes relate have been prepared in accordance with U.S. GAAP. In certain respects, U.S. GAAP differs from Canadian GAAP. Reconciliation of net income determined in accordance with U.S. GAAP to net income determined under Canadian GAAP follows (in thousands):

	Three months ended September 30,		Six months ended September 30,
	2005	2004*	2005	2004*
Net income (loss), as reported	$(1,221)	$333	$(3,333)	$112
Stock-based compensation—options grants (a)	(35)	(39)	(73)	(168)

Net income (loss) in accordance with Canadian GAAP	$(1,256)	$294	$(3,406)	$(56)

Net income (loss) per share in accordance with Canadian GAAP, basic and diluted	$(0.02)	$0.01	$(0.06)	$0.00

*	Recasted in accordance with U.S. GAAP. See Note 1.

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

(c) Canadian GAAP Financial Statements

Mad Catz Interactive, Inc.

Consolidated Balance Sheets

September 30, 2005 and March 31, 2005

(in thousands of U.S. dollars)

	September 30, 2005				March 31, 2005
	US GAAP (as reported)	Differences	Notes	Canadian GAAP	US GAAP (as reported)	Differences	Notes	Canadian GAAP
Assets
Current assets:
Cash	$1,478	$—		$1,478	$1,085	$—		$1,085
Accounts receivable	18,798	—		18,798	17,549	—		17,549
Other receivables	131	—		131	1,804	—		1,804
Inventories	26,841	—		26,841	26,865	—		26,865
Deferred tax assets	3,636	—		3,636	3,636	—		3,636
Other current assets	1,582	—		1,582	895	—		895

Total current assets	52,466	—		52,466	51,834	—		51,834
Deferred tax assets	578	—		578	578	—		578
Property and equipment, net	2,287	—		2,287	1,831	—		1,831
Intangible assets, net	3,036	—		3,036	3,438	—		3,438
Goodwill	22,297	—		22,297	21,455	—		21,455

Total assets	$80,664	$—		$80,664	$79,136	$—		$79,136

Liabilities and Shareholders’ Equity
Current liabilities:
Bank loan	$20,553	$—		$20,553	$12,100	$—		$12,100
Accounts payable	16,842	—		16,842	19,209	—		19,209
Accrued liabilities	2,363	—		2,363	3,434	—		3,434
Accrued taxes payable	303	—		303	1,490	—		1,490

Total current liabilities	40,061	—		40,061	36,233	—		36,233
Shareholders’ equity:
Common stock	46,746	704	(1)	47,450	46,746	631	(1)	47,377
Accumulated other comprehensive income	7,547	—		7,547	6,514	—		6,514
Accumulated deficit	(13,690)	(704)	(1)	(14,394)	(10,357)	(631)	(1)	(10,988)

Total shareholders’ equity	40,603	—		40,603	42,903	—		42,903

Total liabilities and shareholders’ equity	$80,664	$—		$80,664	$79,136	$—		$79,136

(1)	See Note 10 (a)

Mad Catz Interactive, Inc.

Consolidated Statements of Operations

Three and Six Months Ended September 30, 2005 and 2004

(in thousands of U.S. dollars, except share data)

	Three Months Ended September 30,
	2005				2004
	US GAAP (as reported)	Differences	Notes	Canadian GAAP	US GAAP (as reported)	Differences	Notes	Canadian GAAP
Net sales	$23,744	$—		$23,744	$20,670	$—		$20,670
Cost of sales	19,686	(178)	(2)	19,508	15,628	(190)	(2)	15,438

Gross profit	4,058	178		4,236	5,042	190		5,232
Operating expenses:
Sales and marketing	2,904	(46)	(2)	2,858	2,362	(34)	(2)	2,328
General and administrative	1,985	(38)	(2)	1,947	1,491	(29)	(2)	1,462
Research and development	481	(11)	(2)	470	183	(6)	(2)	177
Stock-based compensation	—	35	(1)	35	—	39	(1)	39
Depreciation and amortization	—	273	(2)	273	—	259	(2)	259
Amortization of intangible assets	201	—		201	201	—		201

Total operating expenses	5,571	213		5,784	4,237	229		4,466
Operating income (loss)	(1,513)	(35)		(1,548)	805	(39)		766
Interest expense, net	(293)	—		(293)	(217)	—		(217)
Foreign exchange gain (loss), net	329	—		329	(16)	—		(16)
Other income	101	—		101	15	—		15

Income (loss) before income taxes	(1,376)	(35)		(1,411)	587	(39)		548
Income tax expense (benefit)	(155)	—		(155)	254	—		254

Net income (loss)	$(1,221)	$(35)		$(1,256)	$333	$(39)		$294

Basic and diluted net income (loss) per share	$(0.02)	$—		$(0.02)	$0.01	$—		$0.01

Shares used in calculating basic and diluted net income (loss) per share	54,244,383	—		54,244,383	53,462,716	—		53,462,716

	Six Months Ended September 30,
	2005				2004
	US GAAP (as reported)	Differences	Notes	Canadian GAAP	US GAAP (as reported)	Differences	Notes	Canadian GAAP
Net sales	$38,536	$—		$38,536	$37,389	$—		$37,389
Cost of sales	32,160	(371)	(2)	31,789	28,233	(382)	(2)	27,851

Gross profit	6,376	371		6,747	9,156	382		9,538
Operating expenses:
Sales and marketing	5,373	(74)	(2)	5,299	4,497	(70)	(2)	4,427
General and administrative	3,651	(62)	(2)	3,589	3,002	(61)	(2)	2,941
Research and development	959	(18)	(2)	941	392	(13)	(2)	379
Stock-based compensation	—	73	(1)	73	—	168	(1)	168
Depreciation and amortization	—	525	(2)	525	—	526	(2)	526
Amortization of intangible assets	402	—		402	402	—		402

Total operating expenses	10,385	444		10,829	8,293	550		8,843
Operating income (loss)	(4,009)	(73)		(4,082)	863	(168)		695
Interest expense, net	(619)	—		(619)	(458)	—		(458)
Foreign exchange gain (loss), net	(31)	—		(31)	(124)	—		(124)
Other income	215	—		215	31	—		31

Income (loss) before income taxes	(4,444)	(73)		(4,517)	312	(168)		144
Income tax expense (benefit)	(1,111)	—		(1,111)	200	—		200

Net income (loss)	$(3,333)	$(73)		$(3,406)	$112	$(168)		$(56)

Basic and diluted net income (loss) per share	$(0.06)	$—		$(0.06)	$0.00	$—		$0.00

Shares used in calculating basic and diluted net income (loss) per share	54,244,383	—		54,244,383	53,462,716	—		53,462,716

(1)	See Note 10 (a)
(2)	See Note 10 (b)

Mad Catz Interactive, Inc.

Consolidated Statements of Cash Flows

Six Months Ended September 30, 2005 and 2004

(in thousands of U.S. dollars)

	2005			2004
	US GAAP (as reported)	Differences	Canadian GAAP	US GAAP (as reported)	Differences	Canadian GAAP
Cash flows from operating activities:
Net income (loss)	$(3,333)	$(73)	$(3,406)	$112	$(168)	$(56)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	927	—	927	928	—	928
Loss on disposal of assets	(1)	—	(1)	—	—	—
Stock-based compensation	—	73	73	—	168	168
Foreign exchange loss	31	—	31	124	—	124
Changes in operating assets and liabilities:						—
Accounts receivable	(1,432)	—	(1,432)	1,075	—	1,075
Other receivables	1,673	—	1,673	242	—	242
Inventories	33	—	33	(12,085)	—	(12,085)
Other current assets	(698)	—	(698)	170	—	170
Accounts payable	(2,277)	—	(2,277)	10,797	—	10,797
Accrued liabilities	(1,030)	—	(1,030)	(236)	—	(236)
Accrued taxes payable	(1,182)	—	(1,182)	(733)	—	(733)

Net cash provided by (used in) operating activities	(7,289)	—	(7,289)	394	—	394

Cash flows from investing activities:
Purchases of property and equipment	(986)	—	(986)	(403)	—	(403)

Net cash used in investing activities	(986)	—	(986)	(403)	—	(403)

Cash flows from financing activities:
Bank loan	8,453	—	8,453	(445)	—	(445)

Net cash provided by (used in) financing activities	8,453	—	8,453	(445)	—	(445)

Effects of foreign exchange on cash	215	—	215	(84)	—	(84)
Net increase (decrease) in cash	393	—	393	(538)	—	(538)
Cash, beginning of period	1,085	—	1,085	1,728	—	1,728

Cash, end of period	$1,478	$—	$1,478	$1,190	$—	$1,190

Supplemental cash flow information:
Income taxes paid	$67	$—	$67	$1,099	$—	$1,099

Interest paid	$625	$—	$625	$390	$—	$390

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

This section contains forward-looking statements involving risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors including those set out under Forward-Looking Statements herein and “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended March 31, 2005. The following discussion should be read in conjunction with our consolidated financial statements and related notes included in this Form 10-Q and in our Annual Report on Form 10-K for the year ended March 31, 2005.

Overview

Our Business

We are a leading provider of video game accessories and software marketed under the Mad Catz and GameShark brands. We design, manufacture (primarily through third parties in Asia), market and distribute accessories for all major video game platforms, including the Microsoft Xbox; Nintendo GameCube, Game Boy Advance, Game Boy Advance SP, DS, N64 and Nintendo Micro; Sony PlayStation, PlayStation 2 and PSP; and Nokia N-Gage QD. In addition, we design, manufacture (primarily through third parties in Asia), market and distribute accessories for the Apple iPod. Our products include video game accessories of all types, such as control pads, steering wheels, joysticks, memory cards, video cables, light guns, dance pads, microphones, car adapters and carry cases. We also market game enhancement software, distribute software and publish video game titles.

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

Foreign Currency

During the second quarter of fiscal 2006, approximately 31% of sales were transacted outside of the United States. The majority of our international business is presently conducted in currencies other than the U.S. dollar. Foreign currency transaction gains and losses arising from normal business operations are credited to or charged against earnings in the period incurred. As a result, fluctuations in the value of the currencies in which we conduct our business relative to the U.S. dollar will cause currency transaction gains and losses, which we have experienced in the past and continue to experience. Due to the substantial volatility of currency exchange rates, among other factors, we cannot predict the effect of exchange rate fluctuations upon future operating results. There can be no assurances that we will not experience currency losses in the future. During the first half of fiscal 2006 and in fiscal 2005, we did not hedge against foreign currency exposure and we cannot predict the effect foreign currency fluctuations will have on us during the remainder of fiscal 2006.

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

Consistent with industry standards and practices, on a product-by-product basis by customer, we grant price protection credits to retailers in the event of a subsequent price reduction. In general, price protection refers to the circumstances when we elect to decrease the price of a product by a certain amount and issue credits to our customers to protect the customers from lower profit margins on their inventory of our products as a result of reduction in competitive prices. The decision to effect price reductions is influenced by retailer inventory levels, product lifecycle stage, market acceptance, competitive environment and new product introductions. Credits are issued based upon the number of units that customers have on hand at the date of the price reduction. Upon approval of a price protection program, reserves for the estimated amounts to be reimbursed to qualifying customers are established. Reserves are estimated based on analyses of qualified inventories on hand with retailers and distributors.

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

Future market conditions and product transitions may require us to increase customer programs and incentive offerings that could result in incremental reductions to revenue or increased operating expenses at the time the incentive is offered.

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

Software Development Costs

Software development costs primarily consist of payments made to independent software developers under development agreements. We account for software development costs in accordance with SFAS No. 86, “Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed,” which provides for the capitalization of certain software development costs incurred after technological feasibility of the software is established or for development costs that have alternative future uses. Under our current practice of developing new products, the technological feasibility of the underlying software is not established until substantially all product development is complete and the first playable version is delivered. Capitalized software development costs that remain on the balance sheet to date will be amortized over the life of the product, starting upon the product’s release for sale.

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

Valuation of Goodwill

We have recorded goodwill in connection with the acquisitions we have completed in prior periods. SFAS No. 142, “Goodwill and Other Intangible Assets” prohibits amortization of goodwill and intangible assets with indefinite useful lives but instead requires testing for impairment at least annually. We review goodwill for impairment as of April 1st of each fiscal year or when an event or a change in facts and or circumstances indicates the fair value of a reporting unit may be below its carrying amount. We completed our annual assessment of impairment in accordance with SFAS No. 142, which did not indicate any impairment of goodwill as of March 31, 2005 and 2004.

RESULTS OF OPERATIONS

Net Sales

From a geographical perspective, our net sales for the three and six months ended September 30, 2005 and 2004 were as follows (in thousands):

	Three months ended September 30,
	2005	% of total	2004	% of total	$ Change	% Change
United States	$16,398	69%	$16,785	81%	$(387)	(2.3)%
Canada	2,147	9%	1,655	8%	492	29.7%
Europe	5,135	22%	2,136	10%	2,999	140.4%
Other countries	64	0%	94	0%	(30)	(31.9)%

Consolidated net sales	$23,744	100%	$20,670	100%	$3,074	14.9%

	Six months ended September 30,
	2005	% of total	2004	% of total	$ Change	% Change
United States	$27,044	70%	$31,022	83%	$(3,978)	(12.8)%
Canada	3,143	8%	2,977	8%	166	5.6%
Europe	8,254	22%	3,251	9%	5,003	153.9%
Other countries	95	0%	139	0%	(44)	(31.7)%

Consolidated net sales	$38,536	100%	$37,389	100%	$1,147	3.1%

For the three months ended September 30, 2005, net sales increased 14.9% as compared to the three months ended September 30, 2004. The decline in U.S. net sales in the second quarter of fiscal 2006 is attributable to a decline in sales of core products (non-licensed control pads and steering wheels) due to competitive pricing and slowed demand as the industry awaits the release of the new gaming platforms in the fall of 2005 and spring of 2006, offset by sales of licensed products (primarily control pads) not offered and software distribution not offered in the prior year quarter. The increase in Canadian net sales in the current second quarter is primarily due to sales of additional products (primarily non-licensed control pads) to existing customers. The increase in net sales in Europe during the second quarter is primarily due to product expansion within existing customers (primarily software distribution and accessories) and continued expansion into the French marketplace where we have added several major retailers.

For the six months ended September 30, 2005, net sales increased 3.1% as compared to the six months ended September 30, 2004. The decline in U.S. net sales is due primarily to a decline of core product sales (non-licensed control pads, steering wheels and software) because of slowed demand and competitive pricing, offset by the sale of new licensed products. The increase in net sales in Canada is due to additional product sales (primarily non-licensed control pads) to existing customers. The increase in European net sales is due to product expansion within existing customers and the continued expansion into the French marketplace.

Our sales by product group for the three and six months ended September 30, 2005 and 2004 were as follows:

	Three months ended September 30,
	2005	2004
PlayStation 2	34%	34%
Xbox	26%	22%
GameCube	10%	13%
Handheld Consoles(a)	15%	9%
PlayStation	2%	5%
All others	13%	17%

Total	100%	100%

	Six months ended September 30,
	2005	2004
PlayStation 2	33%	33%
Xbox	27%	23%
GameCube	11%	14%
Handheld Consoles(a)	14%	9%
PlayStation	2%	5%
All others	13%	16%

Total	100%	100%

(a)	Handheld consoles include Game Boy Advance, Game Boy Advance SP, Nintendo DS, Nintendo Micro and Sony PSP.

Our sales by product category for the three and six months ended September 30, 2005 and 2004 were as follows:

	Three months ended September 30,
	2005	2004
Control pads	48%	48%
Bundles	11%	7%
Software(b)	16%	12%
Steering wheels	4%	9%
Memory	4%	6%
All others	17%	18%

Total	100%	100%

	Six months ended September 30,
	2005	2004
Control pads	48%	48%
Bundles	15%	7%
Software(b)	13%	14%
Steering wheels	5%	8%
Memory	4%	7%
All others	15%	16%

Total	100%	100%

(b)	Software includes game enhancement software, published software and exclusive software distribution with related accessories.

Gross Profit

Gross profit is defined as net sales less cost of sales. Cost of sales consists of product costs, cost of licenses and royalties, cost of freight-in and freight-out and distribution center costs, including depreciation and other overhead.

The following table presents net sales, cost of sales and gross profit for the three and six months ended September 30, 2005 and 2004 (in thousands):

	Three months ended September 30,
	2005	% of Net Sales	2004	% of Net Sales	$ Change	% Change
Net sales	$23,744	100.0%	$20,670	100.0%	$3,074	14.9%
Cost of sales	19,686	82.9%	15,628	75.6%	4,058	26.0%

Gross profit	$4,058	17.1%	$5,042	24.4%	$(984)	(19.5)%

	Six months ended September 30,
	2005	% of Net Sales	2004	% of Net Sales	$ Change	% Change
Net sales	$38,536	100.0%	$37,389	100.0%	$1,147	3.1%
Cost of sales	32,160	83.5%	28,233	75.5%	3,927	13.9%

Gross profit	$6,376	16.5%	$9,156	24.5%	$(2,780)	(30.4)%

Gross profit for the three months ended September 30, 2005 decreased 19.5%, while gross profit as a percentage of net sales, or gross profit margin, decreased to 17.1% from 24.4%. The decrease in gross profit margin was due in part to additional customer discounts granted in an effort to expand our European customer base, price protection, additional product costs due to royalties and licensing and competitive pricing.

Gross profit for the six months ended September 30, 2005 decreased 30.4%, while gross profit margin decreased to 16.5% from 24.5%. The decrease in gross profit margin was due in part to additional customer discounts granted in an effort to expand our European customer base, price protection, additional product costs due to royalties and licensing, the write-down of certain inventory to market value and competitive pricing.

Operating Expenses

Operating expenses for the three and six months ended September 30, 2005 and 2004 were as follows (in thousands):

	Three months ended September 30,
	2005	% of Net Sales	2004	% of Net Sales	$ Change	% Change
Sales and marketing	$2,904	12.2%	$2,362	11.4%	$542	22.9%
General and administrative	1,985	8.4%	1,491	7.2%	494	33.1%
Research and development	481	2.0%	183	0.9%	298	162.8%
Amortization of intangible assets	201	1.0%	201	1.0%	0	0%

Total operating expenses	$5,571	23.5%	$4,237	20.5%	$1,334	31.5%

	Six months ended September 30,
	2005	% of Net Sales	2004	% of Net Sales	$ Change	% Change
Sales and marketing	$5,373	16.7%	$4,497	12.0%	$876	19.5%
General and administrative	3,651	11.3%	3,002	8.0%	649	21.6%
Research and development	959	3.2%	392	1.0%	567	144.6%
Amortization of intangible assets	402	1.3%	402	1.1%	0	0%

Total operating expenses	$10,385	32.5%	$8,293	22.2%	$2,092	25.2%

Sales and Marketing Expenses. Sales and marketing expenses consist primarily of payroll, commissions, participation at trade shows and travel costs for our worldwide sales and marketing staff, advertising expense and costs of operating our GameShark.com website. The increase in sales and marketing of 22.9% during the three months ended September 30, 2005 is due to increased trade show and travel costs and additional advertising expense due to increased sales in the quarter. The increase in sales and marketing expenses of 19.5% for the six months ended September 30, 2005 is primarily due to salaries resulting from additional headcount, increased advertising expense and increased trade show costs, travel costs and increased costs related to product samples.

General and Administrative. General and administrative expenses include salaries and benefits for our executive and administrative personnel and other expenses, such as facilities costs and professional services, such as legal and accounting. The increase in general and administrative expenses of 33.1% for the three months ended September 30, 2005 relates to additional legal expenses related to the progression of existing cases and additional audit/tax fees. The increase in general and administrative expenses of 21.6% for the six months ended September 30, 2005 is primarily due to increased legal fees, salaries resulting from additional headcount, increased audit fees associated with the Company’s change in status from a foreign private issuer to a U.S. filer and consulting costs associated with Sarbanes-Oxley compliance.

Research and Development. Research and development expenses include the costs of developing and enhancing new and existing products in addition to the costs of developing software products. The increase in research and development expenses in the three and six months ended September 30, 2005 is primarily a result of an increase in product development costs in support of the first party console changes expected beginning in the fall of calendar 2005 and development of new video game titles.

Amortization of Intangible Assets. Amortization of intangible assets results from our acquisition of GameShark in January 2003. Intangible assets with defined useful lives are being amortized over the estimated useful life of the assets ranging from 3 to 7 years.

Interest Expense, Foreign Exchange Gain (Loss) and Other Income

Interest expense, foreign exchange gain (loss) and other income for the three and six months ended September 30, 2005 and 2004 were as follows (in thousands):

	Three months ended September 30,
	2005	% of Net Sales	2004	% of Net Sales	$ Change	% Change
Interest expense	$(293)	1.2%	$(217)	1.0%	$76	35.0%
Foreign exchange gain (loss)	$329	1.4%	$(16)	0.1%	$345	2,156%
Other income	$101	0.4%	$15	0.1%	$86	573.3%

	Six months ended September 30,
	2005	% of Net Sales	2004	% of Net Sales	$ Change	% Change
Interest expense	$(619)	1.6%	$(458)	1.2%	$161	35.2%
Foreign exchange gain (loss)	$(31)	0.1%	$(124)	0.3%	$(93)	(75.0)%
Other income	$215	0.6%	$31	0.1%	$184	593.5%

The increase in interest expense is attributable to higher bank loan balances and higher interest rates during the three and six months ended September 30, 2005. The foreign exchange gain in the three months ended September 30, 2005 and the decreased foreign exchange loss in the six months ended September 30, 2005, are due to increased sales transacted outside of the United States, coupled with a favorable U.S. dollar movement in the foreign currency market and the year-to-date reclassification of foreign exchange loss to direct cost of sales due to the Company’s change in estimated exchange rates used when converting foreign currency transactions. Other income primarily consists of advertising income from our GameShark.com website and royalties paid by an unrelated third party to distribute our products in Australia. The increase in other income for the three and six months ended September 30, 2005 is due to higher advertising income as a result of additional advertisements and increased website traffic, as well as increased royalties due to greater product distribution by the third party distributor.

Income Tax Expense (Benefit)

Income tax expense (benefit) for the three and six months ended September 30, 2005 and 2004 was as follows (in thousands):

Three months ended September 30,
2005	Effective Tax Rate	2004	Effective Tax Rate	$ Change	% Change
$(155)	11.2%	$254	43.3%	$(409)	(161.0)%

Six months ended September 30,
2005	Effective Tax Rate	2004	Effective Tax Rate	$ Change	% Change
$(1,111)	25.0%	$200	64.1%	$(1,311)	(655.5)%

Income tax benefit in the second quarter of fiscal 2006 did not increase in proportion with the increase in net loss in the second quarter of fiscal 2006, as the Company adjusted its year-to-date effective tax rate. The effective tax rate is a blended rate for different jurisdictions in which the Company operates.

Net Income (Loss) and Net Income (Loss) Per Share

Net income (loss) for the three and six months ended September 30, 2005 and 2004 was as follows (in thousands):

Three months ended September 30,
2005	% of Net Sales	2004	% of Net Sales	$ Change	% Change
$(1,221)	5.1%	$333	1.6%	$(1,554)	(466.7)%

Six months ended September 30,
2005	% of Net Sales	2004	% of Net Sales	$ Change	% Change
$(3,333)	8.6%	$112	0.3%	$(3,445)	(3,075)%

Net loss for the three-month period ended September 30, 2005 increased primarily due to the reasons discussed above. Basic and diluted net loss per share for the three and six months ended September 30, 2005 was $(0.02) and $(0.06), respectively, compared to basic and diluted net income per share of $0.01 and zero for the three and six months ended September 30, 2004, respectively. Net loss per share is calculated using the weighted average number of basic and diluted shares outstanding during the three and six months ended September 30, 2005, which were 54,244,383 shares, compared to 53,462,716 basic and diluted shares during the three and six months ended September 30, 2004.

Liquidity and Capital Resources

Sources of Liquidity

	As of and for the six months ended September 30,
(in thousands)	2005	2004	Change
Cash	$1,478	$1,190	$288

Percentage of total assets	1.8%	1.6%
Cash provided by (used in) operating activities	$(7,289)	$394	$(7,683)
Cash used in investing activities	(986)	(403)	(583)
Cash provided by (used in) financing activities	8,453	(445)	8,898
Effects of foreign exchange on cash	215	(84)	299

Net increase (decrease) in cash	$393	$(538)

At September 30, 2005, available cash was approximately $1.5 million compared to cash of approximately $1.1 million at March 31, 2005 and $1.2 million at September 30, 2004. Our primary sources of liquidity include a revolving line of credit (as discussed below under Cash Flows from Financing Activities), cash on hand at the beginning of the year and cash flows generated from operations.

Cash Flows from Operating Activities

Our cash flows from operating activities have typically included the collection of customer receivables generated by the sale of our products, offset by payments to vendors for materials and manufacture of our products. For the six months ended September 30, 2005, cash used in operating activities was $7.3 million compared to cash generated of $0.4 million for the six months ended September 30, 2004. The decrease in cash flow was primarily the result of an increase in accounts receivable, payments of accounts payable related to distribution agreements, payments of accrued liabilities related to royalties and licenses and a decrease in accrued taxes payable, offset by collection of other receivables.

Cash Flows from Investing Activities

Cash used in investing activities was $1.0 million during the six months ended September 30, 2005 and $0.4 million during the six months ended September 30, 2004. Investing activities consist of capital expenditures to support the production of new products.

Cash Flows from Financing Activities

Cash provided by financing activities during the six months ended September 30, 2005 was a result of increased borrowings under our line of credit to support operations and new product initiatives. For the six months ended September 30, 2005, cash provided by financing activities was $8.5 million compared to cash used in financing activities of $0.4 million in the six months ended September 30, 2004. We are focused on effectively managing our overall liquidity position by continuously monitoring expenses and managing our accounts receivable collection efforts.

We maintain a Credit Facility (the “Credit Facility”) with Wachovia Capital Finance Corporation (Central) (“Wachovia”), formerly Congress Financial Corporation (Central), which allows us to borrow up to $35 million under a revolving line of credit, subject to the availability of eligible collateral (accounts receivable and inventories), which changes throughout the year. The line of credit accrued interest on the daily outstanding balance at the U.S. prime rate plus 0.75% per annum through August 31, 2005. Following September 1, 2005, the line of credit accrues interest on the daily outstanding balance at the U.S prime rate plus 0.25%. The line of credit must be repaid in United States dollars. In addition, the Company is required to pay a monthly service fee of $2,000 and an unused line fee equal to 0.25%. The Credit Facility is secured by a first priority security interest in the inventories, equipment, accounts receivable and investment properties of Mad Catz, Inc., our primary operating subsidiary (“MCI”), and a pledge in favor of Wachovia of all of the shares of capital stock of our subsidiaries. The Credit Facility is guaranteed by the Company and requires us to adhere to specified financial operating guidelines. See Note 5 to the consolidated financial statements included in Item 1. Financial Statements, elsewhere in this Form 10-Q.

The Credit Facility was renewed for an additional year in September 2005, and is now scheduled to expire on September 25, 2006. The Credit Facility automatically renews for an additional one-year period unless either party gives written notice to the other party seeking to terminate the Credit Facility at least 60 days prior to the expiration date. Although Wachovia has extended the expiration date of the Credit Facility in the current fiscal year and prior years, we do not know the likelihood that Wachovia will agree to further extend the expiration of the Credit Facility following September 25, 2006. If Wachovia is unwilling to extend the expiration of the Credit Facility beyond September 25, 2006 on terms acceptable to us, or if we are unable to comply with the restrictive and financial covenants contained in the Credit Facility, Wachovia may declare the outstanding borrowings under the facility immediately due and payable. In such an event, our liquidity will be materially adversely affected, which could in turn have a material adverse impact on our future financial position and results of operations. We expect to continue to renew or obtain new financing in the ordinary course of business.

We also have an additional $10 million line of credit under the Credit Facility which may be utilized, with Wachovia’s consent, for acquisition purposes under the same conditions and terms as the lines of credit described above. To date, we have not drawn against this line of credit.

At September 30, 2005 the outstanding balance on our line of credit was $20.6 million and our weighted average annualized interest rate during the six-months ended September 30, 2005 was 6.9%. We must meet an adjusted tangible net worth covenant to access the line of credit. At September 30, 2005 and March 31, 2005, we were in compliance with this loan covenant.

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

Contractual Obligations and Commitments

The following summarizes our minimum contractual obligations as of September 30, 2005 (in thousands):

	Payments Due
	Total	Less Than 1 Year	1-3 Years	3-5 Years
Bank loan (excludes interest)	$20,553	$20,553	$—	$—
Operating leases	918	482	436	—
Royalty & license guaranteed commitments	3,120	3,060	60	—
Payment obligations(a)	5,930	1,930	4,000	—

Total	$30,521	$26,025	$4,496	$—

(a)	Payment obligations primarily represent our maximum liability under our agreement with Fire.

As of September 30, 2005 and March 31, 2005, we did not have any relationships with unconsolidated entities or financial parties, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As such, we are not exposed to any financing, liquidity, market, or credit risk that could arise if we had engaged in such relationships.

EBITDA

EBITDA, a non-GAAP financial measure, represents net income (loss) before interest, taxes, depreciation and amortization. EBITDA is not intended to represent cash flows for the period, nor is it being presented as an alternative to operating income or net income as an indicator of operating performance and should not be considered in isolation or as a substitute for measures of performance prepared in accordance with generally accepted accounting principles. As defined, EBITDA is not necessarily comparable to other similarly titled captions of other companies due to potential inconsistencies in the method of calculation. We believe, however, that in addition to the performance measures found in our financial statements, EBITDA is a useful financial performance measurement for assessing our Company’s operating performance. Our management uses EBITDA as a measurement of operating performance in comparing our performance on a consistent basis over prior periods, as it removes from operating results the impact of our capital structure, including the interest expense resulting from our outstanding debt, and our asset base, including depreciation and amortization of our capital and intangible assets.

	Three months ended September 30,		Six months ended September 30,
(in thousands)	2005	2004 *	2005	2004 *
Net income (loss)	$(1,221)	$333	$(3,333)	$112
Adjustments:
Interest expense	293	217	619	458
Income tax expense (benefit)	(155)	254	(1,111)	200
Depreciation and amortization	474	460	927	929

EBITDA	$(609)	$1,264	$(2,898)	$1,699

*	Recasted in accordance with U.S. GAAP

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

Forward-Looking statements are not guarantees of performance and are subject to important factors and events that could cause our actual business, prospects and results of operations to differ materially from the historical information contained in this Form 10-Q, and from those that may be expressed or implied by the forward-looking statements. Readers are cautioned that actual results could differ materially from the anticipated results or other expectations expressed in these forward-looking statements for the reasons detailed in our most recent Annual Report on Form 10-K under “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Risk Factors.” The fact that some risk factors may be the same or similar to our past reports filed with the Securities and Exchange Commission means only that the risks are present in multiple periods. We believe that many of the risks listed here and detailed in our other SEC filings are part of doing business in the industry in which we operate, and will likely be present in all periods reported. The fact that certain risks are endemic to the industry does not lessen their significance. The forward-looking statements contained in this report are made as of the date of this report and we assume no obligation to update them or to update the reasons why actual results could differ from those projected in such forward-looking statements. Among others, risks and uncertainties that may affect our business, financial condition, performance, development and results of operations include:

•	Our dependence upon a few large customers, and their continued viability and financial stability, and a few core products to generate a significant portion of our revenues,

•	Our need to constantly change our product mix by introducing new products in response to changing competitive and market conditions, and our need to obtain sufficient retail shelf space at our retailers to display and market our products,

•	The seasonality of our business, with the bulk of our sales coming in our fiscal third quarter,

•	Our dependence upon third parties to manufacture, ship and sell our products,

•	Our dependence upon third parties to develop new and enhanced video game consoles and software that promote demand for our products and the commercial acceptance of the new consoles and software,

•	Risks associated with the introduction of new video game consoles, including technological compatibility of our products and obsolescence of our older products,

•	Regulatory requirements of new laws related to environmental practices in connection with developing, manufacturing and distributing electronics products,

•	Potential political events, particularly in China, that may negatively affect economic conditions generally and our ability to obtain sufficient quantities of our products in a timely and efficient manner,

•	Product liability claims, product defects, recalls and other manufacturing activity risks,

•	Risks related to our pricing, product return, promotion and production practices,

•	Our ability to negotiate and comply with licensing arrangements with first party manufacturers and other parties that are necessary to manufacture our products,

•	Provisions in some of our supply agreements that could require us to make substantial minimum annual purchases,

•	The impact on our sales of disruptions of shipping and product delivery operations worldwide,

•	Costs associated with defending our intellectual property rights and with defending assertions by other parties that we infringe their intellectual property rights,

•	Risks associated with our international operations,

•	The fact that accounts receivable represent a large portion of our assets and are owed by a few large customers,

•	Our dependence upon the availability of capital under our credit facility to finance our operations,

•	Potential inability to sustain or manage growth, including the failure to continue to develop new products and markets,

•	Our reliance on the use of information technology,

•	Our need to attract, train and retain skilled personnel to manage our business, develop new products and market our products to retailers,

•	The loss of product market share to competitors,

•	Potential adverse effects of domestic and international taxation and transfer pricing regulations,

•	Fluctuations in the value of foreign currencies against the U.S. dollar, and

•	Risks related to our stock and the provisions of our corporate organizational documents that may delay or prevent an acquisition of our company that may be favorable to some shareholders.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

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

Foreign Currency Exchange Rate Risk.

A majority of our international business is presently conducted in currencies other than the U.S. dollar and may be exposed to financial market risk resulting from fluctuations in foreign currency exchange rates, particularly the Chinese yuan, the British pound sterling, the Euro and the Canadian dollar. Foreign currency transaction gains and losses arising from normal business operations are credited to or charged against earnings in the period incurred. As a result, fluctuations in the value of the currencies in which we conduct our business relative to the U.S. dollar will cause currency transaction gains and losses, which we have experienced in the past and continue to experience. Due to the difficulty in determining and obtaining predictable cash flow forecasts in our foreign operations based on the overall challenging economic environment and associated contract structures, we do not currently utilize any derivative financial instruments to hedge foreign currency risks. The volatility of the Chinese yuan, the British pound sterling, the Euro and the Canadian dollar (and any other applicable currencies) will be monitored frequently throughout the coming year. If appropriate, we may enter into hedging transactions in order to mitigate our risk from foreign currency fluctuations. Due to the substantial volatility of currency exchange rates, among other factors, we cannot predict the effect of exchange rate fluctuations upon future operating results. There can be no assurances that we will not experience currency losses in the future. We estimate that an immediate 10% change in foreign exchange rates would not materially impact reported net income for the three or six months ended September 30, 2005. This was estimated using a 10% deterioration factor to the average monthly exchange rates applied to net income or loss for each of the related subsidiaries in the respective period.

Interest Rate Risk.

We are exposed to interest rate risk on borrowings under the Credit Facility. Funds advanced to us pursuant to the Credit Facility bore interest at the U.S. prime rate plus 0.75% through August 31, 2005 and will bear interest at the U.S. prime rate plus 0.25% after September 1, 2005. We do not hedge our exposures to interest rate risk. We estimate that an increase of 100 basis points in the interest rate under our Credit Facility would not materially impact reported net loss for the three or six months ended September 30, 2005.

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

PART II – OTHER INFORMATION

I tem 1.	Legal Proceedings

Discussion of legal matters is incorporated by reference from Part I, Item 1, Note 6, “Commitments and Contingencies,” of this document, and should be considered an integral part of Part II, Item 1, “Legal Proceedings.”

Ite m 4.	Submission of Matters to a Vote of Securities Holders

The Company held its Annual Meeting of Shareholders on August 22, 2005. The matters voted upon at the meeting included the election of five directors and appointment of KPMG LLP as the Independent Registered Public Accounting Firm of the Company for fiscal year 2006 and the authorization of the Board of Directors to fix the remuneration of the Independent Registered Public Accounting Firm. The votes cast with respect to these matters were as follows:

1.	Election of Directors

Nominee	Number of shares voted FOR	Number of shares Withheld
Patrick Brigham	38,106,616	699,071
Darren Richardson	38,488,046	317,641
Donald Lenz	38,501,096	304,591
Morris Perlis	38,068,259	737,428
Andrew Redmond	38,510,266	295,421

2.	Appointment of KPMG LLP as the Independent Registered Public Accounting Firm for fiscal year 2006 and authorization of the Board of Directors to fix the remuneration thereof

FOR	ABSTAIN
38,202,611	449,100

Item 6.	Ex hibits

10.1	Letter Agreement dated September 2, 2005 between Wachovia Capital Finance Corporation (Central), Mad Catz, Inc., Mad Catz Interactive, Inc. and certain other direct and indirect subsidiaries of Mad Catz Interactive, Inc. (filed as an exhibit to the Company’s Current Report on Form 8-K on September 8, 2005 and incorporated herein by reference).

31.1	Certifications of Registrant’s Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certifications of Registrant’s Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certifications of Registrant’s Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002. These certifications are being furnished solely to accompany this Quarterly Report on Form 10-Q and are not being filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and are not to be incorporated by reference into any filing of the Company.

32.2	Certifications of Registrant’s Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002. These certifications are being furnished solely to accompany this Quarterly Report on Form 10-Q and are not being filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and are not to be incorporated by reference into any filing of the Company.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MAD CATZ INTERACTIVE, INC.

November 9, 2005	/s/ DARREN RICHARDSON
Darren Richardson
President and Chief Executive Officer

November 9, 2005	/s/ CYRIL TALBOT III
Cyril Talbot III
Chief Financial Officer