Form 10-Q
period 2005-12-31
MAD CATZ INTERACTIVE INC
filed 2006-02-13
CIK 1088162

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended December 31, 2005

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES  ☒    NO  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer  ☐                Accelerated filer  ☐                Non-accelerated filer  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

YES  ☐    NO  ☒

There were 54,244,383 shares of the registrant’s Common Stock issued and outstanding as of February 8, 2006.

MAD CATZ INTERACTIVE, INC.

FORM 10-Q

FOR THE PERIOD ENDED DECEMBER 31, 2005

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

MAD CATZ INTERACTIVE, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands of U.S. dollars)

(unaudited)

	December 31, 2005	March 31, 2005
Assets
Current assets:
Cash	$3,455	$1,085
Accounts receivable, net of allowances of $8,464 and $6,329 at December 31, 2005 and March 31, 2005, respectively	31,271	17,549
Other receivables	533	1,804
Inventories	19,767	26,865
Deferred tax assets	2,659	3,636
Income taxes receivable	2,199	—
Other current assets	1,794	895

Total current assets	61,678	51,834
Deferred tax assets	104	578
Property and equipment, net	2,278	1,831
Intangible assets, net	2,835	3,438
Goodwill	22,395	21,455

Total assets	$89,290	$79,136

Liabilities and Shareholders’ Equity
Current liabilities:
Bank loan	$25,423	$12,100
Accounts payable	19,461	19,209
Accrued liabilities	3,980	3,434
Accrued income taxes payable	—	1,490

Total current liabilities	48,864	36,233
Shareholders’ equity:
Common stock, no par value, unlimited shares authorized; 54,244,383 shares issued and outstanding at December 31, 2005 and March 31, 2005	46,746	46,746
Accumulated other comprehensive income	7,365	6,514
Accumulated deficit	(13,685)	(10,357)

Total shareholders’ equity	40,426	42,903

Total liabilities and shareholders’ equity	$89,290	$79,136

See accompanying notes to consolidated financial statements.

MAD CATZ INTERACTIVE, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

(in thousands of U.S. dollars, except per share data)

	Three Months Ended December 31,		Nine Months Ended December 31,
	2005	2004*	2005	2004*
Net sales	$44,989	$52,844	$83,525	$90,233
Cost of sales	38,323	39,596	70,483	67,829

Gross profit	6,666	13,248	13,042	22,404
Operating expenses:
Sales and marketing	4,332	4,723	9,705	9,220
General and administrative	2,023	1,897	5,674	4,899
Research and development	229	300	1,188	692
Amortization of intangible assets	201	201	603	603

Total operating expenses	6,785	7,121	17,170	15,414

Operating income (loss)	(119)	6,127	(4,128)	6,990
Interest expense, net	(437)	(381)	(1,056)	(839)
Foreign exchange loss, net	(676)	(7)	(707)	(131)
Other income	211	152	426	183

Income (loss) before income taxes	(1,021)	5,891	(5,465)	6,203
Income tax expense (benefit)	(1,026)	2,025	(2,137)	2,225

Net income (loss)	$5	$3,866	$(3,328)	$3,978

Net income per share:
Basic	$0.00	$0.07	$(0.06)	$0.07

Diluted	$0.00	$0.07	$(0.06)	$0.07

Number of shares used in computation:
Basic	54,244,383	53,462,716	54,244,383	53,462,716

Diluted	54,287,470	53,540,476	54,244,383	53,495,794

*	Recasted in accordance with U.S. GAAP. See Note 1.

See accompanying notes to consolidated financial statements.

MAD CATZ INTERACTIVE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(in thousands of U.S. dollars)

	Nine Months Ended December 31,
	2005	2004*
Cash flows from operating activities:
Net income (loss)	$(3,328)	$3,978
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	1,410	1,396
Gain on disposals of assets	(1)	—
Foreign exchange loss	707	131
Deferred tax assets	1,451	—
Changes in operating assets and liabilities:
Accounts receivable	(14,094)	(23,503)
Other receivables	1,271	197
Inventories	7,164	(8,607)
Other current assets	(902)	588
Accounts payable	310	14,656
Accrued liabilities	630	306
Income taxes receivable/payable	(3,689)	1,455

Net cash used in operating activities	(9,071)	(9,403)

Cash flows from investing activities:
Purchases of property and equipment	(1,258)	(865)

Net cash used in investing activities	(1,258)	(865)

Cash flows from financing activities:
Bank loan	13,323	12,105

Net cash provided by financing activities	13,323	12,105

Effects of foreign exchange on cash	(624)	(377)

Net increase in cash	2,370	1,460
Cash, beginning of period	1,085	1,728

Cash, end of period	$3,455	$3,188

Supplemental cash flow information:
Income taxes paid	$94	$1,099

Interest paid	$1,060	$745

*	Recasted in accordance with U.S. GAAP. See Note 1.

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

The accompanying consolidated financial statements include the accounts of Mad Catz Interactive, Inc. and its subsidiaries. The information furnished is unaudited and consists of only normal recurring adjustments that, in the opinion of management, are necessary to provide a fair statement of the results for the interim periods presented. Interim operating results are not necessarily indicative of operating results expected in subsequent periods or for the year as a whole. These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and the related notes included in the Company’s Annual Report on Form 10-K for the year ended March 31, 2005 as filed with the United States Securities and Exchange Commission (“SEC”).

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

Software Development Costs

Software development costs primarily consist of payments made to independent software developers under development agreements. The Company accounts for software development costs in accordance with SFAS No. 86, “Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed,” which provides for the capitalization of certain software development costs incurred after technological feasibility of the software is established or for development costs that have alternative future uses. Under the Company’s current practice of developing new products, the technological feasibility of the underlying software is not established until substantially all product development is complete and the first playable version is delivered. Software development costs of approximately $186,000 are included in other current assets as of December 31, 2005 and will be amortized over the estimated life of the product, starting at the product’s release for sale.

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

Advertising

Advertising costs are expensed as incurred or accrued and amounted to $2,901,000 and $5,079,000 for the three and nine months ended December 31, 2005, respectively. Advertising expense was $3,221,000 and $5,152,000 for the three and nine months ended December 31, 2004, respectively. Cooperative advertising with distributors and retailers is accrued when revenue is recognized and such amounts are included in sales and marketing expense if there is a separate identifiable benefit with an estimable fair value. Otherwise, such costs are recognized as a reduction of revenue.

Stock-Based Compensation

The Company accounts for its stock-based employee compensation plan using the intrinsic value method under the recognition and measurement principles of APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. Accordingly, compensation cost for stock options issued to employees is measured as the excess, if any, of the quoted market price of the Company’s stock at the date of the grant over the exercise price of the underlying stock options. In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure—an amendment of SFAS No. 123.” SFAS No. 148 requires certain additional disclosures of the estimated fair value of stock-based compensation. Such estimated fair value is determined through the use of the Black-Scholes option pricing model. For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options’ vesting periods. There were no options granted during the three months ended December 31, 2005 or 2004.

Had compensation expense for these plans been determined consistent with SFAS 123, the Company would have recorded net income (loss) and basic and diluted net income (loss) per share for the three months ended December 31, 2005 and 2004 as follows (in thousands):

	Three Months Ended December 31,		Nine Months Ended December 31,
	2005	2004	2005	2004
Net income (loss) as reported	$5	$3,866	$(3,328)	$3,978
Stock based compensation using the fair value method	(26)	(38)	(99)	(206)

Pro forma net income (loss)	$(21)	$3,828	$(3,427)	$3,772

Net income (loss) per common share:
Basic and diluted net income (loss) per share—as reported	$0.00	$0.07	$(0.06)	$0.07

Basic and diluted net income (loss) per share—pro forma	$0.00	$0.07	$(0.06)	$0.07

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

(2) Inventories

Inventories consist of the following (in thousands):

	December 31, 2005	March 31, 2005
Raw materials	$1,974	$2,228
Finished goods	17,791	24,635
Packaging materials and accessories	2	2

Inventories	$19,767	$26,865

(3) Property and Equipment

Property and equipment consist of the following (in thousands):

	December 31, 2005	March 31, 2005
Molds	$3,226	$2,835
Computer equipment and software	2,188	1,515
Manufacturing and office equipment	460	346
Furniture and fixtures	304	221
Assets not yet in service	234	255
Leasehold improvements	416	414

	6,828	5,586
Less: Accumulated depreciation and amortization	(4,550)	(3,755)

Property and equipment, net	$2,278	$1,831

Depreciation and amortization expense associated with property and equipment amounted to $282,000 and $807,000 for the three and nine month periods ended December 31, 2005, respectively, and $267,000 and $793,000 for the three and nine month periods ended December 31, 2004, respectively.

(4) Intangible Assets

In January 2003, the Company acquired the rights to the GameShark brand, intellectual property, and the www.gameshark.com web site from InterAct, a subsidiary of Recoton Corporation, for total cash consideration of $5,083,000. GameShark is the industry leader in video game enhancement software, which enables players to take full advantage of the secret codes, short cuts and hints incorporated by video game publishers into their game offerings. In connection with the GameShark acquisition, the Company entered into a five-year technology agreement with Fire International, Ltd. (“Fire”) to incorporate Fire’s technology in the GameShark brand of video game enhancements. Effective December 2, 2005, the minimum purchase requirement of the five-year technology agreement was eliminated (see Note 6). The amounts of the intangible assets and their respective useful lives were determined based upon the allocation of the actual purchase price to the various categories of intellectual property as determined by an independent external valuation analysis completed in May 2003. In addition, the Company considered the eight year history of the GameShark brand prior to our acquisition and the lifecycle and installed base of the console systems on which GameShark products can be used. The acquired intangible assets are summarized as follows (in thousands):

	Cost	Accumulated Amortization at December 31, 2005	Net Book Value at December 31, 2005	Net Book Value at March 31, 2005	Useful life (years)
Trademarks	$4,112	$1,615	$2,497	$2,937	7
Copyrights	514	300	214	291	5
Website	457	333	124	210	4

Intangible assets	$5,083	$2,248	$2,835	$3,438

(5) Bank Loan

The Company has a Credit Facility with Wachovia Capital Finance Corporation (Central) (“Wachovia”), formerly Congress Financial Corporation (Central), to borrow up to $35 million under a revolving line of credit subject to the availability of eligible collateral (accounts receivable and inventories), which changes throughout the year. The line of credit accrues interest on the daily outstanding balance at the U.S prime rate plus 0.25%. The line of credit must be repaid in United States dollars. At December 31, 2005 the interest rate was 7.0%. In addition, the Company is required to pay a monthly service fee of $2,000 and a fee equal to 0.25% of the unused line. The Credit Facility is secured by a first priority interest in the inventories, equipment, accounts receivable and investment properties of Mad Catz, Inc., the Company’s primary operating subsidiary (“MCI”), and by a pledge of all of the capital stock of the Company’s subsidiaries and is guaranteed by the Company. In addition, the Company is required, monthly, under the Credit Facility to meet a consolidated tangible net worth covenant.

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

(6) Commitments and Contingencies

Leases

The Company is obligated under certain non-cancelable operating leases, primarily for warehouses and office space. Total future minimum lease commitments under operating leases as of December 31, 2005 are as follows (in thousands):

Fiscal Year Ending March 31:
2006 (remaining 3 months)	$242
2007	360
2008	74
2009	10

$686

Royalty and License Agreements

The Company has license agreements to utilize existing design and utility technology with its products. The Company also has royalty agreements for use of licensed trademarks or other intellectual property. These agreements have royalty and license fees based on different percentages of certain types of sales or a predetermined amount per unit. Royalty and license expenses were $571,000 and $1,313,000 for the quarters ended December 31, 2005 and December 31, 2004, respectively. The minimum amount due under royalty and license agreements for the remainder of fiscal year 2006 is approximately $2,195,000, which includes several new agreements for distribution of licensed product.

Purchase Commitments

The Company had a five-year agreement with Fire under which the Company was required to purchase a minimum of $5 million of products per fiscal year, through March 31, 2008. Although the Company met the minimum purchase requirement during the first year of the agreement, the Company did not purchase the required $5 million dollars of product during fiscal 2005. On February 1, 2005, the Company entered into an agreement with the vendor providing that the minimum purchase requirement for the period from April 1, 2004 until March 31, 2005 would be waived for that year and deferred and made part of the minimum purchase requirement for the period from April 1, 2005 until March 31, 2006. On December 2, 2005, the Company entered a fourth amending agreement with Fire under which the minimum purchase requirement was eliminated in exchange for a $2,000,000 cash payment.

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

Electro Source moved for a temporary restraining order to prevent MCI from marketing or otherwise distributing the GameShark products. After a hearing on the matter, the Court denied Electro Source’s motion and refused to enter the temporary restraining order. The parties have engaged in written and oral discovery, including depositions. On February 17, 2005, the Company filed a cross-complaint against Electro Source alleging false advertising, state and federal unfair competition, libel per se, and trade libel arising out of certain advertisements and internet statements. Discovery is proceeding on the cross-complaint. On July 29, 2005, the Court denied the Company’s motions for summary judgment, and on August 26, 2005, the Court denied the Company’s motion for summary adjudication as to the plaintiff’s claim for intentional interference with contract. Currently there is no trial date. The parties are attempting to finish discovery as soon as practicable. The parties have a hearing before the Court on February 17, 2006, to advise the Court concerning the status of discovery and provide trial estimates. The Court may assign a trial date at that hearing. While the Company intends to vigorously defend this matter, there can be no guarantee that it will ultimately prevail or that damages will not be assessed against the Company. An adverse determination by the Court or jury could seriously impact the Company’s revenues and its ability to continue to distribute the GameShark products.

On or about May 2, 2005, MCI was served with a lawsuit filed by Freedom Wave LLC in the United States District Court for the Central District of California entitled, Freedom Wave LLC. v. Mad Catz, Inc. et al., Case No CV5 2954NM (PLAx). The complaint alleges that certain MCI products infringe U.S. patent numbers 6,878,066 and 6,280,327. MCI answered, denying the allegation in the complaint. The 6,280,327 patent is under reexamination by the patent and trademark office. Discovery is continuing and a trial date has been set for May 2, 2006. The Company intends to vigorously defend the allegations of the complaint, however there can be no guarantee that it will ultimately prevail, that damages will not be assessed against MCI, or that the Company will not be prohibited from producing or marketing certain of its products.

On July 14, 2005, the Company was served with a lawsuit filed in the United States District Court for the District of Texas, Marshall Division entitled Konami Corporation v. Roxor Games, Inc., Case No. 02-05cv-173. The complaint alleges that the Company’s MC Groovz Dance Craze product violates U.S. patent number 6,410,835. Trial has been set for January 16, 2007. Discovery continues. On January 10, 2006, the Company received a letter from Konami Corporation asserting that Pump It Up:Exceed, which the Company distributes on behalf of Mastiff, LLC, also infringes the claims of the 6,410,835 patent and demanded that the Company cease all sales and offers to sell Pump It Up:Exceed. While the Company intends to vigorously defend the allegations of the complaint and if necessary to seek indemnification from the manufacturers of Pump It Up:Exceed, there can be no guarantee that it will ultimately prevail, that damages will not be assessed against the Company, or that the Company will not be prohibited from producing or marketing certain of its products.

On December 7, 2005, Mad Catz voluntarily dismissed, without prejudice, its declaratory relief action against Take-Two Interactive Software, Inc., and RockStar Games, Inc., after reaching a non-monetary understanding with both parties.

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

Comprehensive income (loss) for the three and nine months ended December 31, 2005 and 2004 consists of the following components (in thousands):

	Three Months Ended December 31,		Nine Months Ended December 31,
	2005	2004	2005	2004
Net income (loss)	$5	$3,866	$(3,328)	$3,976
Foreign currency translation adjustment	(182)	1,225	851	1,820

Comprehensive income (loss)	$(177)	$5,091	$(2,477)	$5,796

The foreign currency translation adjustments are not adjusted for income taxes as they relate to indefinite investments in non-U.S. subsidiaries.

(8) Net Income (Loss) per Share

Shares used in basic net income (loss) per share are computed using the weighted average number of common shares outstanding during each period. Shares used in diluted net income (loss) per share include the potentially dilutive effect of common shares issuable upon the exercise of stock options. The reconciliation of shares used to calculate basic and diluted net income (loss) per share consists of the following (in thousands, except share and per share data):

	Three Months Ended December 31,		Nine Months Ended December 31,
	2005	2004	2005	2004
Net income (loss)	$5	$3,866	$(3,328)	$3,978

Shares used in basic and diluted net income (loss) per share computation:
Weighted average common shares outstanding - basic	54,244,383	53,462,716	54,244,383	53,462,716
Dilutive potential common shares	43,087	77,760	—	33,078

Weighted average common shares outstanding - diluted	54,287,470	53,540,476	54,244,383	53,495,794

Basic and diluted net income (loss) per share	$0.00	$0.07	$(0.06)	$0.07

Because the Company incurred a loss for the nine months ended December 31, 2005, the effect of dilutive securities totaling 351,845 have been excluded from the diluted net loss per share computation as their impact would be antidilutive.

(9) Geographic Data

Net sales are attributed to the following geographic regions (in thousands):

	Three months ended December 31,		Nine months ended December 31,
	2005	2004	2005	2004
Net sales:
United States	$33,652	$42,864	$60,696	$73,886
Canada	3,732	5,254	6,875	8,231
Europe	7,553	4,644	15,807	7,895
Other countries	52	82	147	221

	$44,989	$52,844	$83,525	$90,233

Revenue is attributed to geographic regions based on the location of the customer. During the third quarter of fiscal 2006, two customers with gross sales greater than 10% of the Company’s gross sales, merged into one customer. As such, during the three months and nine months ended December 31, 2005, three customers individually accounted for at least 10% of the Company’s gross sales, for a combined total of 55% and 53% of gross sales, respectively. During the three and nine months ended December 31, 2004, four customers and three customers, respectively, individually accounted for at least 10% of the Company’s gross sales, for a combined total of 57% and 46% of gross sales, respectively.

The Company’s property and equipment, goodwill and intangible assets are attributed to the following geographic regions (in thousands):

	December 31, 2005	March 31, 2005
Property and equipment:
United States	$2,062	$1,721
Europe and Asia	209	101
Canada	7	9

	2,278	1,831

Goodwill and intangible assets:
United States	2,835	3,438
Canada	22,395	21,455

	25,230	24,893

	$27,508	$26,724

(10) Differences Between Accounting Principles Generally Accepted in the United States and in Canada

The consolidated financial statements to which these notes relate have been prepared in accordance with U.S. GAAP. In certain respects, U.S. GAAP differs from Canadian GAAP. Reconciliation of net income determined in accordance with U.S. GAAP to net income determined under Canadian GAAP follows (in thousands):

	Three months ended December 31,		Nine months ended December 31,
	2005	2004*	2005	2004*
Net income (loss), as reported	$5	$3,866	$(3,328)	$3,978
Stock-based compensation — options grants (a)	(26)	(38)	(99)	(206)

Net income (loss) in accordance with Canadian GAAP	$(21)	$3,828	$(3,427)	$3,772

Net income (loss) per share in accordance with Canadian GAAP, basic and diluted	$0.00	$0.07	$(0.06)	$0.07

*	Recasted in accordance with U.S. GAAP. See Note 1.

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

(c) Canadian GAAP Financial Statements

Mad Catz Interactive, Inc.

Consolidated Balance Sheets

December 31, 2005 and March 31, 2005

(in thousands of U.S. dollars)

(Unaudited)

	December 31, 2005				March 31, 2005
	US GAAP (as reported)	Differences	Notes	Canadian GAAP	US GAAP (as reported)	Differences	Notes	Canadian GAAP
Assets
Current assets:
Cash	$3,455	$—		$3,455	$1,085	$—		$1,085
Accounts receivable	31,271	—		31,271	17,549	—		17,549
Other receivables	533	—		533	1,804	—		1,804
Inventories	19,767	—		19,767	26,865	—		26,865
Deferred tax assets	2,659	—		2,659	3,636	—		3,636
Income taxes receivable	2,199	—		2,199	—	—		—
Other current assets	1,794	—		1,794	895	—		895

Total current assets	61,678	—		61,678	51,834	—		51,834
Deferred tax assets	104	—		104	578	—		578
Property and equipment, net	2,278	—		2,278	1,831	—		1,831
Intangible assets, net	2,835	—		2,835	3,438	—		3,438
Goodwill	22,395	—		22,395	21,455	—		21,455

Total assets	$89,290	$—		$89,290	$79,136	$—		$79,136

Liabilities and Shareholders’ Equity
Current liabilities:
Bank loan	$25,423	$—		$25,423	$12,100	$—		$12,100
Accounts payable	19,461	—		19,461	19,209	—		19,209
Accrued liabilities	3,980	—		3,980	3,434	—		3,434
Accrued taxes payable	—	—		—	1,490	—		1,490

Total current liabilities	48,864	—		48,864	36,233	—		36,233
Shareholders’ equity:
Common stock	46,746	730	(1)	47,476	46,746	631	(1)	47,377
Accumulated other comprehensive income	7,365	—		7,365	6,514	—		6,514
Accumulated deficit	(13,685)	(730)	(1)	(14,415)	(10,357)	(631)	(1)	(10,988)

Total shareholders’ equity	40,426	—		40,426	42,903	—		42,903

Total liabilities and shareholders’ equity	$89,290	$—		$89,290	$79,136	$—		$79,136

(1)	See Note 10 (a)

Mad Catz Interactive, Inc.

Consolidated Statements of Operations

Three and Nine Months Ended December 31, 2005 and 2004

(in thousands of U.S. dollars, except share data)

(Unaudited)

	Three Months Ended December 31,
	2005				2004
	US GAAP (as reported)	Differences	Notes	Canadian GAAP	US GAAP (as reported)	Differences	Notes	Canadian GAAP
Net sales	$44,989	$—		$44,989	$52,844	$—		$52,844
Cost of sales	38,323	(177)	(2)	38,146	39,596	(198)	(2)	39,398

Gross profit	6,666	177		6,843	13,248	198		13,446
Operating expenses:
Sales and marketing	4,332	(52)	(2)	4,280	4,723	(34)	(2)	4,689
General and administrative	2,023	(41)	(2)	1,982	1,897	(29)	(2)	1,868
Research and development	229	(12)	(2)	217	300	(6)	(2)	294
Stock-based compensation	—	26	(1)	26	—	38	(1)	38
Depreciation and amortization	—	282	(2)	282	—	267	(2)	267
Amortization of intangible assets	201	—		201	201	—		201

Total operating expenses	6,785	203		6,988	7,121	236		7,357
Operating income (loss)	(119)	(26)		(145)	6,127	(38)		6,089
Interest expense, net	(437)	—		(437)	(381)	—		(381)
Foreign exchange gain (loss), net	(676)	—		(676)	(7)	—		(7)
Other income	211	—		211	152	—		152

Income (loss) before income taxes	(1,021)	(26)		(1,047)	5,891	(38)		5,853
Income tax expense (benefit)	(1,026)	—		(1,026)	2,025	—		2,025

Net income (loss)	$5	$(26)		$(21)	$3,866	$(38)		$3,828

Basic and diluted net income (loss) per share	$0.00	$—		$0.00	$0.07	$—		$0.07

Shares used in calculating net income (loss) per share
Basic	54,244,383	—		54,244,383	53,462,716	—		53,462,716

Diluted	54,287,470	—		54,287,470	53,540,476	—		53,540,476

	Nine Months Ended December 31,
	2005				2004
	US GAAP (as reported)	Differences	Notes	Canadian GAAP	US GAAP (as reported)	Differences	Notes	Canadian GAAP
Net sales	$83,525	$—		$83,525	$90,233	$—		$90,233
Cost of sales	70,483	(548)	(2)	69,935	67,829	(580)	(2)	67,249

Gross profit	13,042	548		13,590	22,404	580		22,984
Operating expenses:
Sales and marketing	9,705	(126)	(2)	9,579	9,220	(104)	(2)	9,116
General and administrative	5,674	(103)	(2)	5,571	4,899	(90)	(2)	4,809
Research and development	1,188	(30)	(2)	1,158	692	(19)	(2)	673
Stock-based compensation	—	99	(1)	99	—	206	(1)	206
Depreciation and amortization	—	807	(2)	807	—	793	(2)	793
Amortization of intangible assets	603	—		603	603	—		603

Total operating expenses	17,170	647		17,817	15,414	786		16,200
Operating income (loss)	(4,128)	(99)		(4,227)	6,990	(206)		6,784
Interest expense, net	(1,056)	—		(1,056)	(839)	—		(839)
Foreign exchange gain (loss), net	(707)	—		(707)	(131)	—		(131)
Other income	426	—		426	183	—		183

Income (loss) before income taxes	(5,465)	(99)		(5,564)	6,203	(206)		5,997
Income tax expense (benefit)	(2,137)	—		(2,137)	2,225	—		2,225

Net income (loss)	$(3,328)	$(99)		$(3,427)	$3,978	$(206)		$3,772

Basic and diluted net income (loss) per share	$(0.06)	$—		$(0.06)	$0.07	$—		$0.07

Shares used in calculating net income (loss) per share
Basic	54,244,383	—		54,244,383	53,462,716	—		53,462,716

Diluted	54,244,383	—		54,244,383	53,495,794	—		53,495,794

(1)	See Note 10 (a)

(2)	See Note 10 (b)

Mad Catz Interactive, Inc.

Consolidated Statements of Cash Flows

Nine Months Ended December 31, 2005 and 2004

(in thousands of U.S. dollars)

(Unaudited)

	2005			2004
	US GAAP (as reported)	Differences	Canadian GAAP	US GAAP (as reported)	Differences	Canadian GAAP
Cash flows from operating activities:
Net income (loss)	$(3,328)	$(99)	$(3,427)	$3,978	$(206)	$3,772
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	1,410	—	1,410	1,396	—	1,396
Loss on disposal of assets	(1)	—	(1)	—	—	—
Stock-based compensation	—	99	99	—	206	206
Foreign exchange loss	707	—	707	131	—	131
Deferred tax assets	1,451	—	1,451	—	—	—
Changes in operating assets and liabilities:
Accounts receivable	(14,094)	—	(14,094)	(23,503)	—	(23,503)
Other receivables	1,271	—	1,271	197	—	197
Inventories	7,164	—	7,164	(8,607)	—	(8,607)
Other current assets	(902)	—	(902)	588	—	588
Accounts payable	310	—	310	14,656	—	14,656
Accrued liabilities	630	—	630	306	—	306
Income taxes receivable/payable	(3,689)	—	(3,689)	1,455	—	1,455

Net cash used in operating activities	(9,071)	—	(9,071)	(9,403)	—	(9,403)

Cash flows from investing activities:
Purchases of property and equipment	(1,258)	—	(1,258)	(865)	—	(865)

Net cash used in investing activities	(1,258)	—	(1,258)	(865)	—	(865)

Cash flows from financing activities:
Bank loan	13,323	—	13,323	12,105	—	12,105

Net cash provided by financing activities	13,323	—	13,323	12,105	—	12,105

Effects of foreign exchange on cash	(624)	—	(624)	(377)	—	(377)
Net increase in cash	2,370	—	2,370	1,460	—	1,460
Cash, beginning of period	1,085	—	1,085	1,728	—	1,728

Cash, end of period	$3,455	$—	$3,455	$3,188	$—	$3,188

Supplemental cash flow information:
Income taxes paid	$94	$—	$94	$1,099	$—	$1,099

Interest paid	$1,060	$—	$1,060	$745	$—	$745

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Overview

Our Business

We are a leading provider of video game accessories and software marketed under the Mad Catz and GameShark brands. We design, manufacture (primarily through third parties in Asia), market and distribute accessories for all major video game platforms, including the Microsoft Xbox and Xbox 360; Nintendo GameCube, Game Boy Advance, Game Boy Advance SP, DS, N64 and Nintendo Micro; Sony PlayStation, PlayStation 2 and PSP; and Nokia N-Gage QD. In addition, we design, manufacture (primarily through third parties in Asia), market and distribute accessories for the Apple iPod. Our products include video game accessories of all types, such as control pads, steering wheels, joysticks, memory cards, video cables, light guns, dance pads, microphones, car adapters and carry cases. We also market game enhancement software, distribute video game software and publish video game titles.

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

Transition to Next-Generation Consoles

Our industry is cyclical and we believe it is now in a transition stage entering into the next cycle. Beginning with the release of Microsoft’s Xbox 360 in November 2005 and continuing with releases by Sony and Nintendo during the next eighteen months, we expect two new video game consoles to be introduced into the market. Upon release of the Xbox 360 we were a licensee with rights to officially market a full range of accessories compatible with the Xbox 360. Continuing through this transition, we also intend to develop and market a range of accessories that are compatible with the new console systems to be introduced by Sony and Nintendo, as well as continue to provide accessories to the significant installed base of current consoles in the marketplace. The transition of consoles provides an opportunity for us to market products to the value-oriented consumer. As to the introductions of new platforms, until we have had an opportunity to fully evaluate the technology used by the first party manufacturers, we will be unable to determine the extent to which we will be able to design and manufacture accessories that are compatible with all of the new video game consoles.

Foreign Currency

During the third quarter of fiscal 2006, approximately 25% of total net sales were transacted outside of the United States. The majority of our international business is presently conducted in currencies other than the U.S. dollar. As such we are exposed to translation adjustments when converting under the current rate method our foreign subsidiaries functional currency financial statements to U.S. dollar, which is our reporting currency. Translation adjustments are reported as accumulated other comprehensive income in the shareholders’ equity section of the balance sheet; whereas, foreign currency transaction gains and losses both unrealized and realized, arising from normal business operations are credited to or charged against earnings in the period incurred. As a result, fluctuations in the value of the currencies in which business is conducted relative to the U.S. dollar or the subsidiaries respective functional currencies will cause currency transaction gains and losses, which we have experienced in the past and continue to experience. Due to the substantial volatility of currency exchange rates, among other factors, we cannot predict the effect of exchange rate fluctuations upon future operating results. There can be no assurances that we will not experience currency losses in the future. During the nine months of fiscal 2006 and in fiscal 2005, we did not hedge against foreign currency exposure and we cannot predict the effect foreign currency fluctuations will have on us during the remainder of fiscal 2006.

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

Revenue Recognition

We generate revenue from the sale of our products, including interactive software licensed from third party developers. We recognize revenue based on the applicable provisions of Staff Accounting Bulletin No. 104, “Revenue Recognition” and on the criteria set forth in Statement of Position 97-2, “Software Revenue Recognition.” Accordingly, we recognize revenue when (1) there is persuasive evidence that an arrangement with our customer exists, which is generally a customer purchase order, (2) the products are delivered, which occurs when the products are shipped and risk of loss has been transferred to the customer, (3) the selling price is fixed or determinable and (4) collection of the customer receivable is deemed probable. Payment arrangements with our customers typically provide net 30 and 60-day terms.

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

Valuation of Goodwill

We have recorded goodwill in connection with the acquisitions we have completed in prior periods. SFAS No. 142, “Goodwill and Other Intangible Assets” prohibits amortization of goodwill and intangible assets with indefinite useful lives but instead requires testing for impairment at least annually. We review goodwill for impairment as of April 1of each fiscal year or when an event or a change in facts and or circumstances indicates the fair value of a reporting unit may be below its carrying amount. We completed our annual assessment of impairment in accordance with SFAS No. 142, which did not indicate any impairment of goodwill as of March 31, 2005 and 2004.

RESULTS OF OPERATIONS

Net Sales

From a geographical perspective, our net sales for the three and nine months ended December 31, 2005 and 2004 were as follows (in thousands):

	Three months ended December 31,				$ Change	% Change
	2005	% of total	2004	% of total
United States	$33,652	75%	$42,864	81%	$(9,212)	(21.5)%
Canada	3,732	8%	5,254	10%	(1,522)	(29.0)%
Europe	7,553	17%	4,644	9%	2,909	62.6%
Other countries	52	0%	82	0%	(30)	(36.6)%

Consolidated net sales	$44,989	100%	$52,844	100%	$(7,855)	(14.9)%

	Nine months ended December 31,				$ Change	% Change
	2005	% of total	2004	% of total
United States	$60,696	73%	$73,886	82%	$(13,190)	(17.9)%
Canada	6,875	8%	8,231	9%	(1,356)	(16.5)%
Europe	15,807	19%	7,895	9%	7,912	100.2%
Other countries	147	0%	221	0%	(74)	(33.5)%

Consolidated net sales	$83,525	100%	$90,233	100%	$(6,708)	(7.4)%

For the three months ended December 31, 2005, consolidated net sales decreased 14.9% as compared to the three months ended December 31, 2004. The decline in U.S. net sales in the third quarter of fiscal 2006 is attributable to a decline in sales of core products (non-licensed control pads, steering wheels, bundles and game enhancement software) due to competitive pricing and overall slowed industry demand as the first of the new gaming platforms was released in November 2005, offset by sales of licensed products (primarily control pads) not offered in the prior year quarter. The decrease in Canadian net sales in the current third quarter is primarily due to a decline in core product sales, slightly offset by sales of iPod bundles not offered in the prior year quarter. The increase in net sales in Europe during the third quarter is primarily due to product expansion within existing customers (primarily software distribution and accessories) and continued expansion into the French marketplace where we have added several major retailers.

For the nine months ended December 31, 2005, net sales decreased 7.4% as compared to the nine months ended December 31, 2004. The decline in U.S. net sales is due primarily to a decline of core product sales (non-licensed control pads and steering wheels) because of slowed demand and competitive pricing, offset by the sale of new licensed products. The decrease in net sales in Canada is due to a decline in core product sales (primarily non-licensed control pads) to existing customers. The increase in European net sales is due to product expansion within existing customers, software not offered in the prior year and the continued expansion into the French marketplace.

Our sales by product group for the three and nine months ended December 31, 2005 and 2004 were as follows:

	Three months ended December 31,
	2005	2004
PlayStation 2	31%	29%
Xbox	23%	25%
Xbox 360	1%	—
GameCube	12%	17%
Handheld Consoles(a)	16%	11%
PlayStation	2%	2%
All others	15%	16%

Total	100%	100%

	Nine months ended December 31,
	2005	2004
PlayStation 2	32%	30%
Xbox	24%	24%
Xbox 360	1%	—
GameCube	12%	16%
Handheld Consoles(a)	15%	10%
PlayStation	2%	3%
All others	14%	17%

Total	100%	100%

(a)	Handheld consoles include Game Boy Advance, Game Boy Advance SP, Nintendo DS, Nintendo Micro and Sony PSP.

Our sales by product category for the three and nine months ended December 31, 2005 and 2004 were as follows:

	Three months ended December 31,
	2005	2004
Control pads	48%	45%
Bundles	14%	16%
Software(b)	11%	12%
Steering wheels	7%	11%
Memory	5%	4%
All others	15%	12%

Total	100%	100%

	Nine months ended December 31,
	2005	2004
Control pads	48%	46%
Bundles	14%	14%
Software(b)	12%	11%
Steering wheels	6%	10%
Memory	5%	5%
All others	15%	14%

Total	100%	100%

(b)	Software includes game enhancement software, published software and exclusive software distribution with related accessories.

Gross Profit

Gross profit is defined as net sales less cost of sales. Cost of sales consists of product costs, cost of licenses and royalties, cost of freight-in and freight-out and distribution center costs, including depreciation and other overhead.

The following table presents net sales, cost of sales and gross profit for the three and nine months ended December 31, 2005 and 2004 (in thousands):

	Three months ended December 31,				$ Change	% Change
	2005	% of Net Sales	2004	% of Net Sales
Net sales	$44,989	100.0%	$52,844	100.0%	$(7,855)	(14.9)%
Cost of sales	38,323	85.2%	39,596	74.9%	(1,273)	(3.2)%

Gross profit	$6,666	14.8%	$13,248	25.1%	$(6,582)	(49.7)%

	Nine months ended December 31,				$ Change	% Change
	2005	% of Net Sales	2004	% of Net Sales
Net sales	$83,525	100.0%	$90,233	100.0%	$(6,708)	(7.4)%
Cost of sales	70,483	84.4%	67,829	75.2%	2,654	3.9%

Gross profit	$13,042	15.6%	$22,404	24.8%	$(9,362)	(41.8)%

Gross profit for the three and nine months ended December 31, 2005 decreased 49.7% and 41.8%, respectively, while gross profit as a percentage of net sales, or gross profit margin, decreased to 14.8% from 25.1% and to 15.6% from 24.8%, respectively. The decrease in gross profit margin in the third quarter was due in part to a $2 million payment for the early termination of a long-term purchase commitment, a 4.4% impact on margin, the write-down of certain United States inventory to market value, including exclusively distributed software and non-core product bundles and price protection on specific products as agreed with certain customers in the United States. The decrease in the nine-month margin was attributable to the third quarter items and to the foreign exchange loss reclassification in the second quarter, inventory adjustments, additional customer discounts granted in an effort to expand our European customer base, price protection primarily on wireless control pads, competitive pricing and additional product costs due to royalties and licensing.

Operating Expenses

Operating expenses for the three and nine months ended December 31, 2005 and 2004 were as follows (in thousands):

	Three months ended December 31,
	2005	% of Net Sales	2004	% of Net Sales	$ Change	% Change
Sales and marketing	$4,332	9.6%	$4,723	8.9%	$(391)	(8.3)%
General and administrative	2,023	4.5%	1,897	3.6%	126	6.7%
Research and development	229	0.5%	300	0.6%	(71)	(23.7)%
Amortization of intangible assets	201	0.4%	201	0.4%	0	0%

Total operating expenses	$6,785	15.1%	$7,121	13.5%	$(336)	(4.7)%

	Nine months ended December 31,
	2005	% of Net Sales	2004	% of Net Sales	$ Change	% Change
Sales and marketing	$9,705	11.6%	$9,220	10.2%	$485	5.3%
General and administrative	5,674	6.8%	4,899	5.4%	775	15.8%
Research and development	1,188	1.4%	692	0.8%	496	71.7%
Amortization of intangible assets	603	0.7%	603	0.7%	0	0%

Total operating expenses	$17,170	20.6%	$15,414	17.1%	$1,756	11.4%

Sales and Marketing Expenses. Sales and marketing expenses consist primarily of payroll, commissions, participation at trade shows and travel costs for our worldwide sales and marketing staff, advertising expense and costs of operating our GameShark.com website. The decrease in sales and marketing expense of 8.3% during the three months ended December 31, 2005 is due to less commission-based sales, less co-operative advertising expense due to decreased sales and less advertising, offset by increased salaries and travel due to additional headcount. The increase in sales and marketing expenses of 5.3% for the nine months ended December 31, 2005 is primarily due to salaries and travel resulting from additional headcount, increased advertising expense and increased trade show costs, travel costs and increased costs related to product samples.

General and Administrative. General and administrative expenses include salaries and benefits for our executive and administrative personnel and other expenses, such as facilities costs and professional services, such as legal and accounting. The increase in general and administrative expenses of 6.7% for the three months ended December 31, 2005 relates to additional legal expenses related to the progression of existing cases, consulting fees and travel. The increase in general and administrative expenses of 15.8% for the nine months ended December 31, 2005 is primarily due to increased legal fees, salaries resulting from additional headcount, increased travel, increased audit fees associated with the Company’s change in status from a foreign private issuer to a U.S. filer and consulting costs associated with Sarbanes-Oxley compliance.

Research and Development. Research and development expenses include the costs of developing and enhancing new and existing products in addition to the costs of developing software products. The decrease in research and development expenses of 23.7% in the three months ended December 31, 2005 relates primarily to delayed software development, offset by an increase in salaries and travel due to additional headcount. The increase in research and development of 71.7% for the nine months ended December 31, 2005 is primarily a result of an increase in product development costs in support of the first party console changes that began in the fall of calendar 2005, development of new video game titles and increased salaries and travel resulting from additional headcount.

Amortization of Intangible Assets. Amortization of intangible assets results from our acquisition of GameShark in January 2003. Intangible assets with defined useful lives are being amortized over the estimated useful life of the assets ranging from 3 to 7 years.

Interest Expense, Foreign Exchange Gain (Loss) and Other Income

Interest expense, foreign exchange loss and other income for the three and nine months ended December 31, 2005 and 2004 were as follows (in thousands):

	Three months ended December 31,
	2005	% of Net Sales	2004	% of Net Sales	$ Change	% Change
Interest expense	$(437)	1.0%	$(381)	0.7%	$56	14.7%
Foreign exchange loss	$(676)	1.5%	$(7)	0.0%	$669	9,557%
Other income	$211	0.5%	$152	0.3%	$59	38.8%

	Nine months ended December 31,
	2005	% of Net Sales	2004	% of Net Sales	$ Change	% Change
Interest expense	$(1,056)	1.3%	$(839)	0.9%	$217	25.9%
Foreign exchange loss	$(707)	0.9%	$(131)	0.2%	$576	439.7%
Other income	$426	0.5%	$183	0.2%	$243	132.8%

The increase in interest expense is attributable to higher bank loan balances and higher interest rates during the three and nine months ended December 31, 2005. The foreign exchange loss, which is primarily unrealized, in the three and nine months ended December 31, 2005 results from the strengthening of the U.S. dollar and directly relates to the revaluation of intercompany payables arising from product purchases at the Company’s foreign subsidiaries to support increased sales transacted outside of the United States by the foreign subsidiaries. The year to date foreign exchange loss is partially offset by the year-to-date reclassification of foreign exchange loss in the second quarter of fiscal 2006 to direct cost of sales due to the Company’s change in estimated exchange rates used when converting foreign currency transactions. Other income primarily consists of advertising income from our GameShark.com website and royalties paid by an unrelated third party to distribute our products in Australia. The increase in other income for the three and nine months ended December 31, 2005 is due to higher advertising income as a result of additional advertisements and increased website traffic, as well as increased royalties due to greater product distribution by the third party distributor.

Income Tax Expense (Benefit)

Income tax expense (benefit) for the three and nine months ended December 31, 2005 and 2004 was as follows (in thousands):

Three months ended December 31,
2005	Effective Tax Rate	2004	Effective Tax Rate	$ Change	% Change
$(1,026)	100.5%	$2,025	34.4%	$(3,051)	(150.7)%

Nine months ended December 31,
2005	Effective Tax Rate	2004	Effective Tax Rate	$ Change	% Change
$(2,137)	39.1%	$2,225	35.9%	$(4,362)	(196.0)%

The increase in the income tax benefit in the third quarter of fiscal 2006 was not in proportion with the increase in the net loss in the third quarter of fiscal 2006, as the Company adjusted its year-to-date effective tax rate as a result of the third quarter loss before income taxes. The effective tax rate is a blended rate for different jurisdictions in which the Company operates.

Net Income (Loss) and Net Income (Loss) Per Share

Net income (loss) for the three and nine months ended December 31, 2005 and 2004 was as follows (in thousands):

Three months ended December 31,
2005	% of Net Sales	2004	% of Net Sales	$ Change	% Change
$5	0.0%	$3,866	7.3%	$(3,861)	(99.9)%

Nine months ended December 31,
2005	% of Net Sales	2004	% of Net Sales	$ Change	% Change
$(3,328)	4.0%	$3,978	4.4%	$(7,306)	(183.7)%

Net income (loss) for the three-month and nine-month period ended December 31, 2005 decreased primarily due to the reasons discussed above. Basic and diluted net income (loss) per share for the three and nine months ended December 31, 2005 was $0.00and $(0.06), respectively, compared to basic and diluted net income per share of $0.07 for both the three and nine months ended December 31, 2004. Net income (loss) per share is calculated using the weighted average number of basic and diluted shares outstanding.

Liquidity and Capital Resources

Sources of Liquidity

	As of and for the nine months ended December 31,
(in thousands)	2005	2004	Change
Cash	$3,455	$3,188	$267

Percentage of total assets	3.9%	3.2%
Cash used in operating activities	$(9,071)	$(9,403)	$332
Cash used in investing activities	(1,258)	(865)	(393)
Cash provided by financing activities	13,323	12,105	1,218
Effects of foreign exchange on cash	(624)	(377)	(247)

Net increase in cash	$2,370	$1,460

At December 31, 2005, available cash was approximately $3.5 million compared to cash of approximately $1.1 million at March 31, 2005 and $3.2 million at December 31, 2004. Our primary source of liquidity is our revolving line of credit (as discussed below under Cash Flows from Financing Activities).

Cash Flows from Operating Activities

Our cash flows from operating activities have typically included the collection of customer receivables generated by the sale of our products, offset by payments to vendors for materials and manufacture of our products. For the nine months ended December 31, 2005 cash used in operating activities was $9.1 million, which was primarily the result of an increase in accounts receivable, the increase of our income tax benefit which generates income taxes receivable and the impact on net loss of the $2.0 million payment to terminate our long-term purchase commitment, offset by a reduction in inventory and collection of other receivables.

Cash Flows from Investing Activities

Cash used in investing activities was $1.3 million during the nine months ended December 31, 2005 and $0.9 million during the nine months ended December 31, 2004. Investing activities consist of capital expenditures to support the production of new products.

Cash Flows from Financing Activities

Cash provided by financing activities during the nine months ended December 31, 2005 was a result of increased borrowings under our line of credit to support operations and new product initiatives. For the nine months ended December 31, 2005, cash provided by financing activities was $13.3 million compared to cash provided of $12.1 million in the nine months ended December 31, 2004. We are focused on effectively managing our overall liquidity position by continuously monitoring expenses and managing our accounts receivable collection efforts.

We maintain a Credit Facility (the “Credit Facility”) with Wachovia Capital Finance Corporation (Central) (“Wachovia”), formerly Congress Financial Corporation (Central), which allows us to borrow up to $35 million under a revolving line of credit, subject to the availability of eligible collateral (accounts receivable and inventories), which changes throughout the year. The line of credit accrued interest on the daily outstanding balance at the U.S. prime rate plus 0.75% per annum through August 31, 2005. Following September 1, 2005, the line of credit accrues interest on the daily outstanding balance at the U.S prime rate plus 0.25%. The line of credit must be repaid in United States dollars. In addition, the Company is required to pay a monthly service fee of $2,000 and an unused line fee equal to 0.25%. The Credit Facility is secured by a first priority security interest in the inventories, equipment, accounts receivable and investment properties of Mad Catz, Inc., our primary operating subsidiary (“MCI”), and a pledge in favor of Wachovia of all of the shares of capital stock of our subsidiaries and is guaranteed by us. The Credit Facility is guaranteed by the Company and requires us to adhere to specified financial operating guidelines. See Note 5 to the consolidated financial statements included in Item 1. Financial Statements, elsewhere in this Form 10-Q.

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

At December 31, 2005 the outstanding balance on our line of credit was $25.4 million and our weighted average annualized interest rate during the nine-months ended December 31, 2005 was 7.2%. We must meet an adjusted tangible net worth covenant to access the line of credit. At December 31, 2005 and March 31, 2005, we were in compliance with this loan covenant.

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

Contractual Obligations and Commitments

The following summarizes our minimum contractual obligations as of December 31, 2005 (in thousands):

	Payments Due
	Total	Less Than 1 Year	1-3 Years	3-5 Years
Bank loan (excludes interest)	$25,423	$25,423	$—	$—
Operating leases	686	242	444	—
Royalty & license guaranteed commitments	2,389	2,195	194	—

Total	$28,498	$27,860	$638	$—

As of December 31, 2005 and March 31, 2005, we did not have any relationships with unconsolidated entities or financial parties, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As such, we are not exposed to any financing, liquidity, market, or credit risk that could arise if we had engaged in such relationships.

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

	Three months ended December 31,		Nine months ended December 31,
(in thousands)	2005	2004 *	2005	2004 *
Net income (loss)	$5	$3,866	$(3,328)	$3,978
Adjustments:
Interest expense	437	381	1,056	839
Income tax expense (benefit)	(1,026)	2,025	(2,137)	2,225
Depreciation and amortization	483	468	1,410	1,396

EBITDA	$(101)	$6,740	$(2,999)	$8,438

*	Recasted in accordance with U.S. GAAP

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

•	Our dependence upon a few large customers, and their continued viability and financial stability, and a few core products to generate a significant portion of our revenues,

•	Our need to constantly change our product mix by introducing new products in response to changing competitive and market conditions, and our need to obtain sufficient retail shelf space at our retailers to display and market our products,

•	The seasonality of our business, with the bulk of our sales coming in our fiscal third quarter,

•	Our dependence upon third parties to manufacture, ship and sell our products,

•	Our dependence upon third parties to develop new and enhanced video game consoles and software that promote demand for our products and the commercial acceptance of the new consoles and software,

•	Risks associated with the introduction of new video game consoles, including technological compatibility of our products and obsolescence of our older products,

•	Regulatory requirements of new laws related to environmental practices in connection with developing, manufacturing and distributing electronics products,

•	Potential political events, particularly in China, that may negatively affect economic conditions generally and our ability to obtain sufficient quantities of our products in a timely and efficient manner,

•	Product liability claims, product defects, recalls and other manufacturing activity risks,

•	Risks related to our pricing, product return, promotion and production practices,

•	Our ability to negotiate and comply with licensing arrangements with first party manufacturers and other parties that are necessary to manufacture our products,

•	Provisions in some of our supply agreements that could require us to make substantial minimum annual purchases,

•	The impact on our sales of disruptions of shipping and product delivery operations worldwide,

•	Costs associated with defending our intellectual property rights and with defending assertions by other parties that we infringe their intellectual property rights,

•	Risks associated with our international operations,

•	The fact that accounts receivable represent a large portion of our assets and are owed by a few large customers,

•	Our dependence upon the availability of capital under our credit facility to finance our operations,

•	Potential inability to sustain or manage growth, including the failure to continue to develop new products and markets,

•	Our reliance on the use of information technology,

•	Our need to attract, train and retain skilled personnel to manage our business, develop new products and market our products to retailers,

•	The loss of product market share to competitors,

•	Potential adverse effects of domestic and international taxation and transfer pricing regulations, and

•	Fluctuations in the value of foreign currencies against the U.S. dollar.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

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

Foreign Currency Exchange Rate Risk.

We are exposed to foreign currency risks arising from transactions and translations between functional and reporting currencies in our European, Canadian and Chinese foreign subsidiaries. We are also exposed to the impact of foreign currency fluctuations due to the operations of and net monetary asset and liability positions in our European, Canadian and Chinese foreign subsidiaries. Significant monetary assets and liabilities expected to be realized in the foreseeable future include trade receivables, trade payables and intercompany payables that are not denominated in the local functional currencies of our subsidiaries. As of December 31, 2005, our European and Canadian subsidiaries were in a net monetary liability position and our Chinese foreign subsidiary was in a net monetary asset position. The potential foreign currency translation adjustments from a hypothetical 10% adverse change in the exchange rates from the net asset or liability positions at December 31, 2005 were approximately $0.1 million loss, $3.3 million loss and $.9 million gain for the European, Canadian and Chinese subsidiaries, respectively.

In addition, we estimate that an immediate 10% adverse change in foreign exchange rates would increase our reported net loss by approximately $1.2 million for the nine months ended December 31, 2005. This was estimated using a 10% deterioration factor to the average monthly exchange rates applied to net income or loss for each of the related subsidiaries in the respective period.

Due to the difficulty in determining and obtaining predictable cash flow forecasts in our foreign operations based on the overall challenging economic environment and associated contract structures, we do not currently utilize any derivative financial instruments to hedge foreign currency risks. The volatility of the British pound sterling, the Euro, the Canadian dollar and the Chinese yuan (and any other applicable currencies) will be monitored frequently throughout the coming year; and, if appropriate, we may enter into hedging transactions in order to mitigate our risk from foreign currency fluctuations.

Interest Rate Risk.

We are exposed to interest rate risk on borrowings under the Credit Facility. Funds advanced to us pursuant to the Credit Facility bear interest at the U.S. prime rate plus 0.25%. We do not hedge our exposures to interest rate risk. We estimate that an increase of 100 basis points in the interest rate under our Credit Facility would increase reported net loss for the three or nine months ended December 31, 2005 by approximately $0.3 million.

Item 4.	Controls and Procedures

We maintain disclosure controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost benefit relationship of possible controls and procedures.

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

Item 6.	Exhibits

10.1	Fourth Amending Agreement, dated December 2, 2005 between Mad Catz Interactive, Inc. and Fire International Ltd

31.1	Certifications of Registrant’s Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certifications of Registrant’s Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certifications of Registrant’s Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002. These certifications are being furnished solely to accompany this Quarterly Report on Form 10-Q and are not being filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and are not to be incorporated by reference into any filing of the Company.

32.2	Certifications of Registrant’s Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002. These certifications are being furnished solely to accompany this Quarterly Report on Form 10-Q and are not being filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and are not to be incorporated by reference into any filing of the Company.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MAD CATZ INTERACTIVE, INC.

February 13, 2006	/s/ DARREN RICHARDSON
Darren Richardson
President and Chief Executive Officer

February 13, 2006	/s/ CYRIL TALBOT III
Cyril Talbot III
Chief Financial Officer