Form 10-K
period 2006-03-31
MAD CATZ INTERACTIVE INC
filed 2006-06-28
CIK 1088162

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2006

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to             .

Commission file number 001-14944

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

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulations S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer” and “large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer  ☐                   Accelerated filer  ☐                   Non-accelerated filer  ☒

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of the voting and non-voting common stock held by non-affiliates based on the closing sale price of common stock as reported on the American Stock Exchange on September 30, 2005, the last business day of the second fiscal quarter was $28,489,556.

There were 54,244,383 shares of the registrant’s common stock issued and outstanding as of June 15, 2006.

DOCUMENTS INCORPORATED BY REFERENCE

Part III incorporates information by reference from the registrant’s definitive proxy statement to be filed with the Securities and Exchange Commission in connection with the solicitation of proxies for the Registrant’s 2006 Annual Meeting of Shareholders.

MAD CATZ INTERACTIVE, INC.

ANNUAL REPORT ON FORM 10-K

FOR THE FISCAL YEAR ENDED MARCH 31, 2006

FORWARD LOOKING STATEMENTS

This Annual Report on Form 10-K and the documents incorporated by reference herein, contain forward-looking statements, including forward looking statements as defined in the Ontario Securities Act, which are prospective and reflect management’s expectations regarding our business, operations, financial performance and business prospects and opportunities. Forward-looking statements are often, but not always, identified by the use of words such as “seek”, “anticipate,” “plan,” “estimate,” “expect” and “intend” and statements that an event or result “may,” “will,” “should,” “could” or “might” occur or be achieved and other similar expressions. These forward-looking statements reflect management’s current beliefs and expectations and are based on information currently available to management. Forward-looking statements are subject to significant risks, uncertainties, assumptions and other factors, any of which could cause actual results, performance or achievements to differ materially from the results discussed or implied in the forward-looking statements. More detailed information about these risks, uncertainties, assumptions and other factors is provided under Item 1A “Risk Factors”. Investors should not place undue reliance on such forward-looking statements. We assume no obligation to update or alter such forward-looking statements whether as a result of new information, future events or otherwise.

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

Effective August 31, 1999, we completed the acquisition of Mad Catz, Inc. (“MCI”), a corporation incorporated under the laws of Delaware that designs, manufactures, markets and distributes video game accessories. MCI and its predecessor company have been involved in the video game industry since approximately 1991. In September 2001, we changed our name from GTR Group Inc. to Mad Catz Interactive, Inc. In January 2003, we acquired the intellectual property associated with the GameShark brand of products.

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

Overview

We design, manufacture (primarily through third parties in Asia), market and distribute accessories for all major video game platforms, including the Microsoft Xbox and Xbox 360; Nintendo GameCube, Game Boy Advance, Game Boy Advance SP, DS, N64 and Micro; and Sony PlayStation, PlayStation 2 and PSP. In

addition, we design, manufacture (primarily through third parties in Asia), market and distribute accessories for the Apple iPod. Our accessories are marketed under the Mad Catz and GameShark brands. Our products include video game accessories of all types, such as control pads, steering wheels, joysticks, memory cards, video cables, light guns, dance pads, microphones, car adapters and carry cases. We also market game enhancement software, distribute video game software and publish video game titles.

Our Products

The typical life cycle of successful video game accessories is similar to the life cycle of video game consoles, which generally ranges from two to ten years. Factors such as competition for access to retail shelf space, changing technology, consumer preferences and seasonality could result in shortening the life cycle for older products, increasing the importance of our ability to release new products on a timely basis. We must continuously introduce new products in order to generate new revenues and/or to replace declining revenues from older products. The complexity of new video game systems has resulted in longer development cycles and the need to carefully monitor and manage the product development process.

In fiscal 2006, approximately 32% of our gross sales were derived from products designed for use with Sony’s PlayStation 2 video game console. Sony launched the PlayStation 2 in the United States in late 2000, and is expected to launch its successor, the PlayStation 3, in November 2006. Sony has made public statements that it will continue to manufacture and market the PlayStation 2 after the PlayStation 3 is launched, and expects the PlayStation 2 to have a life cycle of 10 years in line with the original PlayStation video game console. Sony launched the PlayStation in the United States in 1995 and continues to market it today. In fiscal 2006, products designed for use with the PlayStation accounted for approximately 2% of our gross sales. Analysts have attributed the longevity of the PlayStation video game console in part to the reverse compatibility of the PlayStation 2 console. Reverse compatibility means that PlayStation games and some accessories can be used on the PlayStation 2 console. In March 2005, Sony entered the North American handheld market with the launch of the Sony PSP handheld video game system, MP3 player and movie player. The PSP launched in Europe in September 2005. In fiscal 2006, approximately 8% of our gross sales were derived from products designed for use with the PSP.

Microsoft’s Xbox console was launched in the United States in late 2001. The Xbox was Microsoft’s first video game console, and sales of Xbox-compatible products accounted for approximately 22% of our gross sales in fiscal 2006. The Xbox 360, the successor system to the Xbox launched in November 2005 and sales of Xbox 360-compatible products accounted for approximately 4% of our gross sales in fiscal 2006. We expect Microsoft will discontinue marketing the Xbox during 2006. The Xbox 360 is reverse compatible for some games but not accessories. As such, we have entered into a license agreement (titled Xenon Game Peripheral) to produce accessories for the Xbox 360, in anticipation of the incremental demand for Xbox 360 accessories.

Nintendo’s GameCube console was also launched in the United States in late 2001. The GameCube console was the successor to Nintendo’s N64 console, launched in the United States in 1996. In fiscal 2006, approximately 12% of our gross sales were derived from the sale of products designed for use with the GameCube console. While we continued to sell products for the N64 console in fiscal 2005 and 2006, such sales were not significant. Nintendo’s Wii console, the successor to the GameCube console, is expected to be launched in the United States in late 2006. Nintendo has announced that the new system will be reverse compatible for GameCube games; however, no announcement has been made as to whether the new system will be reverse compatible for accessories or whether Nintendo will continue to market the GameCube system after the launch of the new system. Nintendo’s latest generation of its Game Boy handheld product, the Game Boy Advance, was launched in 2001. Nintendo launched an improved version, the Game Boy Advance SP, in 2003. Both versions continue to be available in the market and gross sales of our products designed for these systems accounted for approximately 3% of our gross sales in fiscal 2006. The original Game Boy Advance system was discontinued in 2006. Nintendo launched an additional version, the Game Boy Advance Micro in 2005. In 2004, Nintendo launched a new handheld system, the Nintendo DS, which accounted for approximately 3% of our gross sales in fiscal 2006.

The United States market has been transitioning from the current consoles into the next generation consoles since the launch of the Microsoft Xbox 360 in November 2005 and will continue this transition through late 2006. Based on experience from prior transitions, it is expected that the industry’s transition period will result in a challenging and competitive business environment because of the delay in consumer spending due to the anticipation of the new console offerings in addition to the reduction in new software titles for the current systems.

Video game console prices typically reduce as the products mature in the market place and as the launch of new consoles is anticipated. In the United States, the PlayStation 2 and Xbox game consoles launched with a retail price of $299 and GameCube launched with a retail price of $199. After successive price decreases, the PlayStation 2 system currently retails for $129, Xbox for $149 and GameCube’s current retail price is $99. Lower console prices usually result in higher unit sales of console systems. Management believes that the more price sensitive “late adopter” consumer, that waits for these price reductions before purchasing a system, is also more likely to purchase value-priced accessories.

The European launches of the video game console systems have historically lagged approximately six months behind launches in the United States, which means that the European market is at an earlier stage in the products’ lifecycles. However, in the current transition, Microsoft’s launch of its Xbox 360 console was a global launch in North America, Europe and Japan; and Sony recently announced that in November 2006 the PlayStation 3 will also be a global launch.

Mad Catz Strategy

During fiscal 2006, Mad Catz, along with the entire video game industry, encountered an even more difficult transition year than had been expected by any of the industry experts. Particularly hard hit were sales in the North American markets. Although previous strategic initiatives of building a portfolio of licensed products, publishing and distributing video games and software products and expanding further into the European market were somewhat successful, this proved to be insufficient to offset the severe decline in consumer spending in North America during fiscal 2006. We therefore focused our efforts on reducing our investment in inventories and accounts receivable and using the cash generated to reduce the bank debt.

Overall, the Company’s key initiatives in fiscal 2007 include:

•	developing new video game accessories for the current and next generation consoles, including a line of products for the Sony PlayStation 3 and Nintendo Wii; and expanding our product line for the Microsoft Xbox 360;

•	expanding our portfolio of licensed properties to further develop a line of exclusive accessory products;

•	continuing to expand our publishing and distribution of additional video games and software products;

•	supporting the continued expansion of our recent success in the European market;

•	identifying strategic opportunities for the expansion of products in adjacent and compatible categories that will best optimize the Company’s infrastructure and

•	developing the optimal capital structure for the Company’s future growth plans.

Intellectual Property Needed to Produce our Products

Historically, a majority of our revenue has come from video game accessories that are reverse engineered to work with video game platforms sold by Sony, Nintendo and Microsoft. Some, but not all, of our products compatible with these video game platforms have been produced under license agreements pursuant to which we received proprietary and other useful information, as well as the right to use first party logos. Some of these license agreements have expired and others are about to expire.

We currently do not have any license agreements with Sony. The absence of license agreements with Sony could result in our Company being unable to efficiently and cost effectively design future generations of compatible accessories. In the event that the Playstation 3 and other future Sony video game platforms are developed as “closed systems” that cannot be reversed engineered, we would not be able to produce, manufacture and market accessories for those platforms without access to proprietary information from Sony. Moreover, in the event Sony enters into license agreements with companies other than us for these new “closed systems,” we would be placed at a substantial competitive disadvantage.

We currently have a non-exclusive license, which will expire in April 2008, to use the intellectual property rights of Nintendo related to the Nintendo GameCube platform and a non-exclusive license, which will expire in November 2008, to employ the Nintendo intellectual properties in connection with our Nintendo Beat Pad product. We do not have a license to produce next generation accessories for Nintendo. In the event that future video game platforms from Nintendo are developed as “closed systems” that cannot be reversed engineered, we would not be able to produce, manufacture and market accessories for those platforms without access to proprietary information from Nintendo. Moreover, in the event Nintendo enters into license agreements with companies other than us for these new “closed systems,” we would be placed at a substantial competitive disadvantage.

We have a peripheral and compatibility license from Microsoft covering products relating to Microsoft’s Xbox video game console. This license will expire on February 28, 2007. Unless either Microsoft or we provide notice of a desire to terminate the license at least 90 days prior to that date, the agreement will automatically renew for an additional one-year period. While we have no intention to terminate the agreement and have not received any indication from Microsoft that it desires to terminate the agreement, no assurance can be given that the agreement will not expire in accordance with its terms. We are uncertain whether we will be able to renew or replace the Microsoft license. Nonetheless, this license only relates to the use of Microsoft’s logo on our products, so even without the license, we would be able to continue producing and selling similar products, which do not contain the logo.

We also have a peripheral and compatibility license from Microsoft covering specific product categories, including wired control pads, steering wheels, arcades sticks, flight sticks and dance mats for the Xbox 360 console. This license will expire in May 2007. In addition, we have an Xbox publisher license agreement with Microsoft which authorizes MCI as an official software publisher for the Xbox video game system. This license will expire in November 2007.

In May 2006 we entered into a license agreement with Apple Computer, Inc. to distribute iPod products and use the Made for iPod logo. The license has a two-year term and automatically renews for successive one-year periods unless either party provides written notice of its intention to terminate the license at least 60 days prior to the end of the current term.

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

In addition, we seek out and engage independent third party developers to create software products on our behalf. Such products are sometimes owned by us, and usually we have unlimited rights to commercially exploit these products. In other circumstances, the third party developer may retain ownership of the intellectual property and/or technology included in the product and reserve certain exploitation rights. We typically select these independent third party developers based on their expertise in developing products in a specific category. Each of our third party developers is under contract with us for specific products. From time to time, we also acquire the license rights to distribute software products that are or will be independently created by third party publishers. In such cases, the agreements with such publishers provide us with exclusive distribution rights for a specific period of time, often for specified platforms and territories.

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

Principal Markets

The Company operates as one business segment, which is the design, manufacture, marketing and distribution of video game accessories and software. In fiscal 2006, approximately 72% of our gross sales were generated in the United States, 9% in Canada, 19% in Europe, and less than 1% in other countries, including Australia, Japan, Korea, New Zealand, and Singapore. In fiscal 2005, approximately 82% of our gross sales were generated in the United States, 8% in Canada, 10% in Europe, and less than 1% in other countries. In fiscal 2004, approximately 80% of our gross sales were generated in the United States, 7% in Canada, 9% in Europe, and 4% in other countries.

Customers

Our products are sold by many of the largest video game retailers in the world including Army-Air Force Exchange Service (AAFES), Best Buy, Blockbuster Video, Circuit City, GameStop/EB Games (which merged in October 2005), Hollywood Video, Kmart, Meijer, Target and Wal-Mart in the United States; Best Buy, Blockbuster Video, GameStop/EB Games, Future Shop, Multimicro, RadioShack, Rogers Video, Sam’s Club,

Toys R Us and Wal-Mart in Canada; and ASDA, Argos, Auchan, Blockbuster Video, Carrefour, Curry’s, Dixons, FNAC, Game, GameStation, GameStop, Karstadt, Media Markt, Micromania, PC World, ProMarkt, Saturn, and Toys R Us in Europe.

In fiscal 2006, three of our customers individually accounted for at least 10% of our gross sales. These customers, Wal-Mart, GameStop (representing sales to both GameStop and EB Games prior to their merger, and to the combined company after the merger) and Target accounted for approximately 52% of our gross sales in fiscal 2006. In fiscal 2005, three of our customers individually accounted for at least 10% of our gross sales. These customers accounted for approximately 47% of our gross sales in fiscal 2005. In fiscal 2004, two of our customers individually accounted for at least 10% of our gross sales. These customers accounted for 39% of our gross sales in fiscal 2004. Our top 10 customers accounted for 75% of gross sales in fiscal 2006, 78% in fiscal 2005 and 79% in fiscal 2004.

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

Our principal competitors for video game accessories include first party manufacturers Microsoft, Nintendo and Sony, and other third party manufacturers including Accessories 4 Technology Ltd., Big Ben InterActive UK Ltd., Datel Design & Development Limited, Electro Source, LLC, Intec, Inc., Joytech Europe Ltd., Logitech International S.A., NYKO Technologies, Inc., Radica Games Ltd., SpectraVideo plc. and Thrustmaster, Inc.

We believe that our products are targeted to a broad demographic group, and are complementary with consumers of Microsoft, Nintendo and Sony video game consoles. We believe that the major factors that will provide us with continued viability and competitive edge are low cost products, quality, service, brands and retail relationships.

Employees

At March 31, 2006, we had 138 full-time employees in the following locations:

Location
United States	76
United Kingdom	9
Canada	2
Hong Kong	30
China	21

Total	138

Temporary employees are used in our distribution center in California during the peak shipping months of October through December. Temporary employees during this period generally range between 10 and 20 hourly employees. Our ability to attract and retain qualified personnel is essential to our continued success. None of our employees are covered by a collective bargaining agreement, nor have we ever experienced any work stoppage.

Executive Officers of the Registrant

Our executive officers and their ages as of March 31, 2006, are as follows:

Name	Position	Age
Darren Richardson	President, Chief Executive Officer and Director of Mad Catz Interactive, Inc. and MCI	45
Cyril Talbot III	Chief Financial Officer of Mad Catz Interactive, Inc. and MCI	50
Warren Cook	Senior Vice President Sales of MCI	45
Whitney Peterson	Vice President Corporate Development and General Counsel of MCI	40
Jon Middleton	Vice President Business Development of MCI	34

Darren Richardson has been our President and Chief Executive Officer since April 2004 and was elected to our Board of Directors in August 2005. Prior to his appointment as our President and Chief Executive Officer, Mr. Richardson served as our Executive Vice President since October 1997 and President and Chief Operating Officer of MCI since August 1999. Mr. Richardson also served in several senior management capacities with Games Trader, including Chief Operating Officer, and Vice President of Business Development, responsible for sales and marketing with a focus on new account development. He has a Master of Business Administration degree from Trinity College, Dublin (1993) and a Bachelor of Commerce degree from the University of Wollongong, Australia (1984).

Cyril Talbot III has been our Chief Financial Officer since March 2003. Prior to joining us, Mr. Talbot served as Senior Vice President-Finance, Chief Financial Officer and Secretary at DJ Orthopedics, Inc., a publicly traded orthopedic sports medicine company. During his eleven years as DJ Orthopedics’ principal financial officer, he oversaw the company’s initial public offering and listing on the New York Stock Exchange and was responsible for merger and acquisition analysis and strategic planning. From 1981 to 1991, he held several management positions at American Hospital Supply Corporation and McGaw, Inc. Prior to that time, he was an Audit Manager and a Certified Public Accountant at Miller, Cooper & Co. Ltd. Mr. Talbot earned his Bachelor of Science degree in Accounting/Finance at Miami University in Oxford, Ohio.

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

Item 1A. Risk Factors

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

The vast majority of our sales are generated from a small number of customers. Our top three customers accounted for approximately 52% and 47% of our gross sales in fiscal 2006 and 2005, respectively and our top two customers accounted for approximately 39% in fiscal 2004. In fiscal 2006, our three largest customers were Wal-Mart, GameStop, and Target. Our top ten customers accounted for approximately 75% of gross sales in fiscal 2006, 78% in fiscal 2005 and 79% in fiscal 2004.

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

We generate our revenues from a number of continuously updated and enhanced “active products.” We define active products as products that have maintained a minimum level of average gross sales per quarter. Each product may be configured and sold in a number of different stock keeping units. Each year we introduce new products and discontinue a similar number of products to maintain an optimal number of active products that we believe best supports our customers and the market. If we do not introduce new products in a timely and efficient manner and in accordance with our operating plans, our results of operations, financial condition and liquidity could be negatively and materially affected.

Our financial results are dependent on timely introduction of new products, and any failure to introduce new products to the marketplace may have a material adverse effect on our business, results of operations, financial condition and liquidity. Our product mix constantly changes.

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

The typical life cycle of successful video game accessories and titles is similar to the life cycle of video game consoles, which historically has ranged from two to ten years. Factors such as competition for access to retail shelf space, consumer preferences and seasonality could result in the shortening of the life cycle for older products and increase the importance of our ability to release new products on a timely basis. We must introduce new products in order to generate new revenues and/or to replace declining revenues from older products. The complexity of new video game systems has resulted in higher development expenses, longer development cycles, and the need to carefully monitor and plan the product development process.

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

Our business is dependent upon the continued development of new and enhanced video game platforms by first party manufacturers, such as Sony, Microsoft and Nintendo, and video games by software publishers, such as Electronic Arts, Activision, THQ and Take-Two Interactive Software. Our business could suffer if any of these parties fail to develop new or enhanced video game platforms or popular game and entertainment titles for current or future generation platforms. If a platform is withdrawn from the market or fails to sell, we may be forced to liquidate our inventories or accept returns resulting in significant losses.

During 2005, Microsoft introduced the Xbox 360 and Sony and Nintendo announced plans to introduce new versions of their respective PlayStation and GameCube platforms. As a result of limited availability of Microsoft’s Xbox 360 in the fall of 2005, the demand for accessories was also restricted. There is no guarantee that the new platforms from Sony and Nintendo will create a demand for related accessories.

New video game platforms and development for multiple consoles create additional technical and business model uncertainties that could impact our business.

Our revenues are derived primarily from the sale of video game accessories for use with proprietary video game platforms, such as the Sony PlayStation, PlayStation 2 and PSP; the Microsoft Xbox and Xbox 360; the Nintendo GameCube, Game Boy Advance, Game Boy Advance SP, DS; N64 and Micro and the Nokia N-Gage QD. The success of our products is significantly affected by commercial acceptance of new video game platforms and the life cycle of older platforms. In addition, we anticipate that the research and development expenses incurred to develop compatible accessories for new and updated video game platforms may impact our profitability.

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

We are subject to various environmental laws and regulations that could impose substantial costs upon us and may adversely affect our business, operating results and financial condition.

Our operations and some of our products are regulated under various federal, state, local and international environmental laws, including those governing the discharge of pollutants into the air and water, the management, disposal and labeling of, and exposure to, hazardous substances and wastes and the cleanup of contaminated sites. We could incur costs, fines and civil or criminal sanctions, third-party property damage or personal injury claims, or could be required to incur substantial investigation or remediation costs, if we were to violate or become liable under environmental laws. Liability under environmental laws can be joint and several and without regard to comparative fault. The ultimate costs under environmental laws and the timing of these costs are difficult to predict.

We also expect that our manufacturing operations will be affected by other new environmental laws and regulations on an ongoing basis. Although we cannot predict the ultimate impact of any such new laws and regulations, they will likely result in additional costs or decreased revenue, and could require that we re-design or change how we manufacture our products, any of which could have a material adverse effect on our business. For example, the European Union Directive 2002/96/EC on waste electrical and electronic equipment, known as the WEEE Directive, requires producers of certain electrical and electronic equipment, including RFID readers, to be financially responsible for specified collection, recycling, treatment and disposal of past and present covered products placed on the market in the European Union. The European Union Directive 2002/95/EC on the restriction of the use of hazardous substances in electrical and electronic equipment, known as the RoHS Directive, restricts the use of certain hazardous substances, including lead, in covered products that are put on the market by July 1, 2006. Although individual European member states are required to enact legislation to implement these two Directives, not all countries have done so. Pursuant to WEEE legislation to be enacted by individual countries, we may be required to register as a WEEE producer in some European Union countries. With respect to the RoHS Directive, we continue to work with our suppliers to design and manufacture products for sale in the European Union that comply with the RoHS Directive.

Failure to comply with existing laws or future laws could have a material adverse affect on our business, results of operations, financial condition and liquidity. In addition, compliance with these and other environmental laws and regulations may be costly, thereby increasing the cost of manufacturing and significantly reducing our margins and profitability. To the extent that our competitors choose not to abide by these environmental laws and regulations, we will be at a cost disadvantage, thereby hindering our ability to effectively compete in the market place.

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

Many of our products are value-priced or feature-enhanced versions of products offered by first party manufacturers. Sales of products that compete with a similar first party product generally comprise nearly half of our gross sales. In the event a first party manufacturer or other competitor reduces its prices, we could be forced to respond by lowering our prices to remain competitive. If we are forced to lower prices, we may be required to “price protect” the products that remain unsold in our customers’ inventories at the time of the price reduction. Price protection results in us issuing a credit to our customers in the amount of the price reduction for each unsold unit in the customer’s inventory. Our price protection policies, which are customary in the video game industry, can have a major impact on our sales and profitability if we are forced to reduce the price of products for which a large inventory exists. It is also likely that we will experience additional price competition, which may lead to price protection, as we continue to introduce new and enhanced products.

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

We have a peripheral and compatibility license from Microsoft covering products relating to Microsoft’s Xbox video game console. This license expires on February 28, 2007. Unless either Microsoft or our Company provides notice of its desire to terminate the license at least 90 days prior to that date, the agreement will automatically renew for an additional one-year period. While we do not intend to terminate the agreement and we have not received any indication from Microsoft that it desires to terminate the agreement, no assurance can be given that the agreement will not expire in accordance with its terms. We are uncertain whether we will be able to renew or replace the Microsoft license. Nonetheless, this license only relates to the use of Microsoft’s logo on our Company’s products, so even without the license, we would be able to continue producing and selling similar products which do not contain the logo. There can be no assurance, however, that sales of unlicensed products will be equivalent to sales of the licensed products. Any decline in the sale of such products could significantly reduce our revenues and have a material adverse effect on our financial condition and results of operations.

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

The loss of one or more of our major retailers or distributors could significantly harm our business, financial condition and operating results. In addition, because of our sales to large high-volume customers, we maintain individually significant accounts receivable balances with these customers. As of March 31, 2006, our two largest accounts receivable balances accounted for 57% of total accounts receivable. We generally do not require any collateral from our customers to secure payment of these accounts receivable. However, we do seek to control credit risk through ongoing credit evaluations of our customers’ financial condition and by purchasing credit insurance on European retail accounts receivable balances. If any of our major customers were to default in the payment of their obligations to us, our business, financial condition, operating results and cash flows could be adversely affected.

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

We have offices and sales throughout the world. Our registered office and a sales office are in Canada. Our operational headquarters is in San Diego, California. We also have offices in the United Kingdom, China and Hong Kong. Approximately 81% of our gross sales in fiscal year 2006 were generated in North America, and a substantial majority of our products are manufactured by third parties in Hong Kong and China. The geographical distances between our operations create a number of logistical and communications challenges. These challenges include managing operations across multiple time zones, directing the manufacture and delivery of products across long distances, coordinating procurement of components and raw materials and their delivery to multiple locations, and coordinating the activities and decisions of the management team, which is based in a number of different countries.

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

Although we do not believe that our products infringe the proprietary rights of any third parties, there can be no assurance that infringement or other legal claims will not be asserted against us or that any such claims will not materially adversely affect our business, financial condition, or results of operations. Regardless of their validity or success, such claims may result in costly litigation, divert management’s time and attention, cause product shipment delays or require us to enter into royalty or licensing agreements, which may not be available on terms acceptable to us, or at all. If licensing arrangements are required but unavailable, we may be prohibited from marketing and distributing these products. In addition, we could also incur substantial costs to redesign our products to comply with legal orders or contractual arrangements. Any of these costs or outcomes could adversely affect our business, results of operations, financial condition and liquidity. For information regarding lawsuits filed against the Company claiming that our products infringe third party intellectual property rights, see Item 3. “Legal Proceedings” below.

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

In addition to revenue generated from sales of our products, we finance our operations with a $35.0 million Credit Facility (the “Credit Facility”) provided by Wachovia Capital Finance Corporation (Central) (“Wachovia”), formerly Congress Financial Corporation (Central), an unrelated party. The Credit Facility is scheduled to expire on September 25, 2006. The Credit Facility will automatically renew for an additional one-year period unless either party gives written notice to the other party seeking to terminate the Credit Facility at least 60 days prior to the expiration date. Although Wachovia agreed to extend the expiration date of the Credit Facility in each of our last two fiscal years, we do not know the likelihood that they will agree to further extend the expiration of the Credit Facility following September 25, 2006. If Wachovia is unwilling to extend the expiration of the Credit Facility beyond September 25, 2006 on terms acceptable to the Company, or if we are unable to comply with the restrictive and financial covenants contained in the Credit Facility, Wachovia may declare the outstanding borrowings under the facility immediately due and payable. In such an event, our liquidity will be materially adversely affected, which could in turn have a material adverse impact on our future financial position and results of operations. We would be required to obtain additional financing from other sources. We cannot predict whether or on what terms additional financing might be available. If we are required to seek additional financing and are unable to obtain it, we may have to change our business and capital expenditure plans, which would have a materially adverse affect our future results of operations.

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

Our accounts receivable represented 17%, 22% and 25% of our total assets as of March 31, 2006, 2005 and 2004, respectively. As a result of the substantial amount and concentration of our accounts receivable, if any of our major customers fails to timely pay us amounts owed, we could suffer a significant decline in cash flow and liquidity which would negatively affect our ability to make payments under our Credit Facility and which, in turn, could adversely affect our ability to borrow funds to purchase inventory to sustain or expand our current sales volume. Accordingly, if any of our major customers fails to timely pay us amounts owed, our sales and profitability may decline.

Increases in interest rates may increase our interest expense and adversely affect our profitability and cash flow and our ability to service indebtedness.

We depend, in a significant part, on borrowings under the Credit Facility to finance our operations. At March 31, 2006, the outstanding balance under the Credit Facility was $8.6 million. The interest rate applicable to the Credit Facility varies based on the U.S. prime rate plus 0.25%. The variable rate debt outstanding under the Credit Facility had a weighted average annual interest rate of approximately 7.3% for the year ended March 31, 2006. Increases in the interest rate under the Credit Facility will increase our interest expense, which could harm our profitability and cash flow. For example, if the interest rate under the Credit Facility increases by 100 basis points, the increase in interest expense would decrease our future earnings and cash flows by approximately $169,000 annually.

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

Our North American distribution center and operational headquarters are located in California near major earthquake faults that have experienced earthquakes in the past. All of our facilities may be subject to a variety of natural or man-made disasters. An earthquake or other event outside our control, such as power shortages, floods, fires, monsoons, other severe weather conditions, terrorism or other similar events, could disrupt our operations or damage or destroy our facilities. Any of these disruptions could impair the manufacture or distribution of products, damage inventory, interrupt critical functions or otherwise affect our business negatively, harming our business operations and future financial condition, results of operations or liquidity. In addition, if the facilities of our third party product manufacturers are affected by similar activities beyond our control, our ability to obtain sufficient manufactured products could suffer or be impaired.

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

Moreover, if expenses remain relatively fixed, but our revenues are less than anticipated in any quarter, our operating results would be adversely affected for that quarter. In addition, incurring unexpected expenses could adversely affect operating results for the period in which such expenses are incurred. Failure to achieve periodic revenue, earnings and other operating and financial results as anticipated by brokerage firms or industry analysts could result in an immediate and adverse effect on the market price of our common shares. We may not discover, or be able to confirm, revenue or earnings shortfalls until the end of a quarter, which could result in a greater immediate and adverse effect on the share price.

We cannot assure that we will continue to grow in future periods at the levels we have in the past or at all.

Our current business strategy emphasizes the continued addition of new retail accounts, increasing product penetration within existing accounts, introduction of new products and entry into new product categories while focusing on maximizing the profitability of each sale. Sales to customers that did not have recorded sales in the prior 12 months accounted for approximately 5% of gross sales in fiscal 2006, 3% in fiscal 2005 and 3% in fiscal 2004. North American sales represented approximately 81% of our total gross sales in fiscal 2006, 90% in fiscal 2005 and 87% in fiscal 2004. European sales accounted for approximately 19% of gross sales in fiscal 2006, 10% in fiscal 2005, and 9% in fiscal 2004. There can be no assurance that we will achieve future growth in net sales or that we will be able to maintain our present levels of net sales or profitability.

Historically, the video game industry has been cyclical with many consumers delaying the purchase of new video game systems for one to two years following the launch of a new system. Sony’s continued support of older systems and reverse compatibility has reduced the cyclical impact. However, following the launch of Microsoft’s new Xbox 360 video game console, the industry entered a transitional period that we expect to continue at least until the launch of Sony’s PlayStation 3 and Nintendo’s Wii in late 2006. We expect this transition period to be a challenging sales environment. The general decline in the video game industry that typically occurs during these transition periods may adversely impact our business, results of operations, financial condition and liquidity, and if the decline is longer or deeper than expected, the impact on our business will be more severe.

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

We are expanding our product offerings and plan to continue the diversification of our product line. Our new product offerings, including our complete lines of products for each of the next generation gaming systems and our new video game software title, have required and will continue to require significant resources and management’s close attention. In offering new products, our resources are likely to be strained because we have less experience in the new product categories. Our failure to successfully manage our planned product expansion could result in our sales not increasing commensurately with our capital investments, causing a decline in our profitability.

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

Historically China’s currency, the CNY, has been pegged to the U.S. dollar. On July 21, 2005 the government of China announced that the exchange rate of the CNY was appreciating against the U.S. dollar and that the CNY would thereafter have a more flexible exchange rate within a 0.3% band that would float against a basket of unidentified foreign currencies. The Chinese government may decide to change or abandon this new policy at its sole discretion at any time in the future. The recent appreciation of the CNY against the U.S. dollar and any additional appreciation in the exchange rate of the CNY against the U.S. dollar will increase our factory and production costs, including labor and certain raw materials that could have a material impact on the cost of our products and our results of operations.

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

Risk Factors Related to Our Shares

Penny stock rules may negatively impact the liquidity of our common stock.

Our common stock is subject to rules promulgated by the United States Securities and Exchange Commission (the “SEC”) relating to “penny stocks,” which apply to certain companies whose shares trade at less than $5.00 per share and which do not meet certain other financial requirements specified by the SEC. These rules require brokers who sell “penny stocks” to persons other than established customers and “accredited investors” to complete certain documentation, make suitability inquiries of investors, and provide investors with certain information concerning the risks of trading in such penny stocks. These rules may discourage or restrict the ability of brokers to sell our common stock and may affect the secondary market for our common stock. These rules could also have a detrimental effect upon our ability to raise funds through an offering of our common stock.

Volatility of share price and absence of dividends.

The market price of our common stock has been and is likely to be highly volatile. Many factors could have a significant adverse impact on the market price of our common stock, including:

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

We have never paid cash dividends on our common stock and do not anticipate paying any cash dividends in the foreseeable future.

There can be no assurance that the holders or purchasers of our common stock will be able to resell their shares at prices equal to or greater than their cost.

The market price of our common stock could be subject to significant fluctuations in response to quarterly variations in our operating results, announcements of technological innovations through new products by us or our competitors, changes in financial estimates by securities analysts or other events or factors, many of which are beyond our control. In addition, the stock markets have experienced significant price and volume fluctuations that have particularly affected the market prices of equity securities of many companies whose businesses are dependent on technology and that often have been unrelated to the operating performance of such companies. These broad market fluctuations may adversely affect the market price of our common stock. There can be no assurance that the holders or purchasers of our common stock will be able to resell their shares at prices equal to or greater than their cost.

Investors may not be able to secure foreign enforcement of civil liabilities against management.

The enforcement by investors of civil liabilities under the federal securities laws of the United States may be adversely affected by the fact that we are organized under the laws of Canada, that some of our officers and directors are residents of a foreign country and that all, or a substantial portion, of such persons’ assets are located outside of the United States. As a result, it may be difficult for holders of our common stock to affect service of process on such persons within the United States or to realize in the United States upon judgments rendered against them.

Item 2. Properties

MCI leases office space for its headquarters at 7480 Mission Valley Road, Ste. 101, San Diego, California, 92108-4406. The lease was amended on August 3, 2005 to add approximately 2,000 square feet – bringing the total office space to 16,000 square feet. Concurrent with taking the additional space, MCI extended the lease by three years. The lease will expire on August 31, 2008.

MCI also leases a 95,000 square foot warehouse located at 12160 Philadelphia Street, Mira Loma, California, 91752-1188. On February 21, 2006, MCI amended the lease to extend the term through June 30, 2009.

MCI leases business premises for MCC located at 2425 Matheson Blvd. E., 8th Floor, Mississauga, Ontario, Canada L4W 5K4. The lease was renewed on February 24, 2006 and will expire on May 31, 2007; however, if neither party gives notice of the intent to terminate, the agreement will renew automatically for an additional year.

MCE leases business premises in the United Kingdom located at Office Unit 31 Shenley Pavilions, Shenley Wood, Milton Keynes, Buckinghamshire MK5 6LB. The lease will terminate on August 21, 2008.

MCE also leases business premises in France located at ZAC Paris Rive Gauche, 118-122, avenue de France, France 75013. The lease expires on March 30, 2007.

MCIA leases business premises located at 138 ShaTin Rural Committee Road, Unit 1717-19 and 1720-1721, 17th Floor, Grand Central Plaza, Tower 2, ShaTin, New Territories, Hong Kong. The lease will expire on September 30, 2006.

MCIA also leases space at Unit No. 1709, 17th Floor, Grand Central Plaza, Tower 2, ShaTin, New Territories, Hong Kong. The lease expires on September 30, 2006.

MCIA leases business premises in China located at Unit A, 7th Floor, Guang Fa Building, 218 Ji Hua Road, Buji Town, Longgang District, Shenzhen, PRC. The lease expires on March 1, 2007.

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

Electro Source moved for a temporary restraining order to prevent MCI from marketing or otherwise distributing the GameShark products. After a hearing on the matter, the Court denied Electro Source’s motion and refused to enter the temporary restraining order. The parties have engaged in written and oral discovery, including depositions. On February 17, 2005, MCI filed a cross-complaint against Electro Source alleging false advertising, state and federal unfair competition, libel per se, and trade libel arising out of certain advertisements and internet statements. Discovery is proceeding on the cross-complaint. On July 29, 2005, the Court denied the Company’s motions for summary judgment, and on August 26, 2005, the Court denied the Company’s motion for summary adjudication as to the plaintiff’s claim for intentional interference with contract. Trial in this matter commenced on May 15, 2006 and closing arguments were completed on June 9, 2006. On June 19, 2006, the jury rendered a verdict on MCI’s cross-complaint finding that the advertisement and other statements in question did not satisfy the legal elements of defamation. On June 21, 2006, the jury rendered a verdict finding that MCI was not liable for any alleged misappropriation of trade secrets. On June 23, 2006 the jury rendered a verdict finding that MCI was not liable for conspiracy to defraud or intentional interference with prospective economic advantage. The only remaining claim left against MCI is a claim for interference with contract, which claim could not be decided because the jury deadlocked on the issue of whether there was a contract between Fire and Electro Source. The judge declared a mistrial with respect to this breach of claim against Fire. A status conference has been set for July 25, 2006 to discuss, among other things, post trial motions and motions for new trial. Unless there is a settlement on the breach of contract claim against Fire and the intentional interference with contract claim against MCI, a new trial will be ordered on those issues at some point in the future. While we intend to vigorously defend this matter, there can be no guarantee that we will ultimately prevail or that damages will not be assessed against us. An adverse determination by the Court or jury could require payment of damages and seriously impact our revenues and our ability to continue to distribute the GameShark products.

On or about May 2, 2005, MCI was served with a lawsuit filed by Freedom Wave LLC in the United States District Court for the Central District of California entitled, Freedom Wave LLC. v. Mad Catz, Inc. et al., Case No CV5 2954NM (PLAx). The complaint alleges that certain MCI products infringe U.S. patent numbers 6,878,066 and 6,280,327 (‘327 Patent”). MCI answered, denying the allegation in the complaint. The 6,280,327 patent is under reexamination by the patent and trademark office. The parties have agreed that until the ‘327 Patent comes out of reexamination, the case should be dismissed, without prejudice to Freedom Wave refilling its claims at a later date.

On July 14, 2005, the Company was served with a lawsuit filed in the United States District Court for the District of Texas, Marshall Division entitled Konami Corporation v. Roxor Games, Inc., Case No. 02-05cv-173. The complaint alleges that the Company’s MC Groovz Dance Craze product violates U.S. patent number 6,410,835. Trial has been set for January 16, 2007. Discovery continues. On January 10, 2006, the Company received a letter from Konami Corporation asserting that Pump It Up:Exceed, which the Company distributes on behalf of Mastiff, LLC, also infringes the claims of the 6,410,835 patent and demanded that the Company cease all sales and offers to sell Pump It Up:Exceed. While we intend to vigorously defend the allegations of the complaint and if necessary to seek indemnification from the manufacturers of Pump It Up:Exceed, there can be no guarantee that we will ultimately prevail, that damages will not be assessed against us, or that we will not be prohibited from producing or marketing certain of our products.

Item 4. Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended March 31, 2006.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

The Company’s common stock commenced trading on the Toronto Stock Exchange (“TSX”) in December 1995 under the symbol “GTR.” Our common stock began trading on the American Stock Exchange (“AMEX”) in the United States in September 1999 under the symbol “GIG.” In September 2001, our common stock began trading on both the AMEX and the TSX under the symbol “MCZ” to reflect our name change to Mad Catz Interactive, Inc. The following table sets forth, for the fiscal quarters indicated, the high and low market prices for the Company’s common stock on the AMEX and TSX:

		American Stock Exchange (U.S. $)		Toronto Stock Exchange (Canadian $)
		High	Low	High	Low
Fiscal 2006

	Fourth Quarter	$0.79	$0.51	$0.91	$0.57

	Third Quarter	0.99	0.64	1.18	0.75

	Second Quarter	1.17	0.64	1.44	0.75

	First Quarter	1.73	1.02	2.16	1.25
Fiscal 2005

	Fourth Quarter	1.83	0.81	2.21	0.99

	Third Quarter	0.86	0.49	1.09	0.62

	Second Quarter	0.61	0.43	0.80	0.57

	First Quarter	0.79	0.54	1.04	0.75

Holders

As of June 19, 2006, there were approximately 233 shareholders of record of our common stock with 54,244,383 shares outstanding.

Dividends

We have never declared or paid any dividends and do not expect to pay any dividends in the foreseeable future.

Issuer Purchases of Equity Securities

Neither our Company nor any affiliated purchaser repurchased any of our equity securities during fiscal 2006.

Item 6. Selected Financial Data

The summary of financial information set forth below is derived from and should be read in conjunction with the financial statements and notes thereto included elsewhere in this Annual Report on Form 10-K.

We report our financial statements in thousands of U.S. dollars, and have prepared our financial statements contained in this Form 10-K in accordance with generally accepted accounting principles (“GAAP”) in the United States, which vary in certain significant respects from GAAP in Canada. See Note 13 to the consolidated financial statements included in Item 8. Financial Statements and Supplementary Data, elsewhere in this Form 10-K, for a reconciliation of net income for fiscal years ended March 31, 2006, 2005 and 2004, determined in accordance with GAAP in the United States to the net income determined in accordance with GAAP in Canada.

	Years Ended March 31,
	(in thousands of U.S. dollars, except share and per share data)
	2006	2005	2004	2003	2002
Consolidated Statements of Operations Data:
Net sales	$100,768	$112,071	$102,143	$91,658	$83,337
Cost of sales	87,343	84,421	79,803	71,467	65,715

Gross profit	13,425	27,650	22,340	20,191	17,622
Operating expenses:
Sales and marketing	12,252	10,053	11,166	8,835	7,544
General and administrative	7,915	6,998	6,459	6,160	4,548
Research and development	1,605	897	1,079	936	860
Amortization of intangible assets	804	804	804	36	—
Amortization of goodwill (1)	—	—	—	—	977

Total operating expenses	22,576	18,752	19,508	15,967	13,929

Operating income (loss)	(9,151)	8,898	2,832	4,224	3,693
Interest expense, net	(1,395)	(1,203)	(1,330)	(1,758)	(1,232)
Foreign exchange gain (loss), net	(765)	(582)	91	(94)	61
Other income	484	202	98	47	—

Income (loss) from continuing operations before income taxes	(10,827)	7,315	1,691	2,419	2,522
Income tax expense (benefit)	(4,174)	2,733	629	788	1,855

Income (loss) from continuing operations	(6,653)	4,582	1,062	1,631	667
Income (loss) from discontinued operations	—	—	—	—	302

Net income (loss)	$(6,653)	$4,582	$1,062	$1,631	$969

Net income (loss) per share from continuing operations	$(0.12)	$0.09	$0.02	$0.03	$0.01

Net income (loss) per share from discontinued operations	$—	$—	—	—	$0.01

Net income (loss) per share—basic	$(0.12)	$0.09	$0.02	$0.03	$0.02

Net income (loss) per share—diluted	$(0.12)	$0.08	$0.02	$0.03	$0.02

Shares used in calculation:
Basic	54,244,383	53,506,289	53,286,248	53,070,890	51,188,889
Diluted	54,244,383	54,481,162	53,983,127	53,689,972	51,956,695
Consolidated Selected Balance Sheet Data:
Cash	$1,607	$1,085	$1,728	$1,234	$1,903
Working capital	6,089	15,601	9,959	7,758	10,630
Goodwill and intangible assets, net	24,997	24,893	24,206	22,784	16,362
Total assets	68,735	79,136	65,923	65,591	50,195
Bank loan	8,581	12,100	15,182	17,077	4,335
Total shareholders’ equity	36,852	42,903	36,056	32,424	29,617

(1)	In accordance with Statement of Financial Accounting Standards No. 142 (“SFAS 142”), Goodwill and Other Intangible Assets, we discontinued amortizing goodwill beginning in fiscal year 2003.

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

	Years Ended March 31, (in thousands of US dollars)
	2006	2005	2004	2003	2002
Net income (loss)	$(6,653)	$4,582	$1,062	$1,631	$969
Adjustments:
Interest expense	1,395	1,203	1,330	1,758	1,232
Income tax expense (benefit)	(4,174)	2,733	629	788	1,855
Depreciation and amortization of capital assets	1,100	1,048	1,027	1,137	1,010
Amortization of intangible assets and goodwill	804	804	804	36	977

EBITDA	$(7,528)	$10,370	$4,852	$5,350	$6,043

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This section contains forward-looking statements involving risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors including those set out in Part I General Information, Item 1A Risk Factors elsewhere in this Annual Report. The following discussion should be read in conjunction with our consolidated financial statements and related notes contained elsewhere in this Annual Report.

Overview

Our Business

We are a leading provider of video game accessories and software marketed under the Mad Catz and GameShark brands. We design, manufacture (primarily through third parties in Asia), market and distribute accessories for all major video game platforms, including the Microsoft Xbox and Xbox 360; Nintendo GameCube, Game Boy Advance, Game Boy Advance SP, DS, N64 and Micro; Sony PlayStation, PlayStation 2 and PSP; and Nokia N-Gage QD. In addition, we design, manufacture (primarily through third parties in Asia), market and distribute accessories for the Apple iPod. Our products include video game accessories of all types, such as control pads, steering wheels, joysticks, memory cards, video cables, light guns, dance pads, microphones, car adapters and carry cases. We also market game enhancement software, distribute video game software and publish video game titles.

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

Transition to Next-Generation Consoles

Our industry is cyclical and we believe it is now in a transition stage entering into the next cycle. Beginning with the release of Microsoft’s Xbox 360 in November 2005 and continuing with releases by Sony and Nintendo by the end of 2006, we expect two new video game consoles to be introduced into the market. Upon release of the Xbox 360 we were a licensee with rights to officially market a full range of accessories compatible with the Xbox 360. Continuing through this transition, we also intend to develop and market a range of accessories that are compatible with the new console systems to be introduced by Sony and Nintendo, as well as continue to provide accessories to the significant installed base of current consoles in the marketplace. The transition of consoles provides an opportunity for us to market products to the value-oriented consumer. Until we have had an opportunity to fully evaluate the technology used by the first party manufacturers, we will be unable to determine the extent to which we will be able to design and manufacture accessories that are compatible with all of the new video game consoles.

Foreign Currency

Approximately 28% of our annual sales are transacted outside the United States. The majority of our international business is presently conducted in currencies other than the U.S. dollar. Foreign currency transaction gains and losses arising from normal business operations are credited to or charged against earnings in the period incurred. As a result, fluctuations in the value of the currencies in which we conduct our business relative to the U.S. dollar will cause currency transaction gains and losses, which we have experienced in the past and continue to experience. Due to the substantial volatility of currency exchange rates, among other factors, we cannot predict the effect of exchange rate fluctuations upon future operating results. There can be no assurances that we will not experience currency losses in the future. In fiscal 2006 and fiscal 2005, we did not hedge against foreign currency exposure and we cannot predict the effect foreign currency fluctuations will have on us during fiscal 2007.

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

Revenue Recognition

We generate revenue from the sale of our products, including interactive software licensed from third party developers. We recognize revenue based on the applicable provisions of Staff Accounting Bulletin No. 104, “Revenue Recognition” and on the criteria set forth in Statement of Position 97-2, “Software Revenue Recognition.” Accordingly, we recognize revenue when each of the following have occurred (1) there is persuasive evidence that an arrangement with our customer exists, which is generally a customer purchase order, (2) the products are delivered, which occurs when the products are shipped and risk of loss has been transferred to the customer, (3) the selling price is fixed or determinable and (4) collection of the customer receivable is deemed probable. Our payment arrangements with customers typically provide net 30 and 60-day terms.

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

Consistent with industry standards and practices, on a product-by-product basis by customer, we allow price protection credits to be issued to retailers in the event of a subsequent price reduction. In general, price protection refers to the circumstances when we elect to decrease the price of a product as a result of reduction in competitive prices and issue credits to our customers to protect the customers from lower profit margins on their then current inventory of the product. The decision to effect price reductions is influenced by retailer inventory levels, product lifecycle stage, market acceptance, competitive environment and new product introductions. Credits are issued based upon the number of units that customers have on hand at the date of the price reduction. Upon approval of a price protection program, reserves for the estimated amounts to be reimbursed to qualifying customers are established. Reserves are estimated based on analyses of qualified inventories on hand with retailers and distributors.

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

Our customer base is highly concentrated and a deterioration of a significant customer’s financial condition, or a decline in the general economic conditions could cause actual write-offs to be materially different from the estimated allowance. As of March 31, 2006, one customer (formerly two customers who merged during the year) represented 40% and another customer represented 17% of total accounts receivable. The customers comprising the eight highest outstanding trade receivable balances accounted for approximately 94% of total accounts receivables as of March 31, 2006. If any of these customer’s receivable balances should be deemed uncollectible, we would have to make adjustments to our allowance for doubtful accounts, which could have an adverse affect on our financial condition and results of operations in the period the adjustments are made.

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

Valuation of Goodwill

We have recorded goodwill in connection with acquisitions completed in prior periods. SFAS No. 142, “Goodwill and Other Intangible Assets” prohibits amortization of goodwill and intangible assets with indefinite useful lives but instead requires testing for impairment at least annually. We review goodwill for impairment as of April 1st of each fiscal year or when an event or a change in facts and or circumstances indicates the fair value of a reporting unit may be below its carrying amount. We have completed our annual assessment of impairment in accordance with SFAS No. 142, which did not indicate any impairment of goodwill as of March 31, 2006 and 2005.

RESULTS OF OPERATIONS

Fiscal Year Ended March 31, 2006 Compared to Fiscal Year Ended March 31, 2005

Net Sales

From a geographical perspective, our net sales for the fiscal years ended March 31, 2006 and 2005 were as follows (in thousands):

	Year Ended March 31, 2006		Year Ended March 31, 2005		$ Change	% Change
	Net sales	% of total	Net sales	% of total
United States	$72,172	72%	$91,436	82%	$(19,264)	(21.1)%
Canada	8,892	9%	9,419	8%	(527)	(5.6)%
Europe	19,373	19%	10,981	10%	8,392	76.4%
Other countries	331	0%	235	0%	96	40.9%

Consolidated net sales	$100,768	100%	$112,071	100%	$(11,303)	(10.1)%

Net sales in fiscal 2006 decreased 10.1% from fiscal 2005. Net sales in the United States decreased $19.3 million over the prior year due primarily to a decline of core product sales (non-licensed control pads and steering wheels) because of slowed demand and competitive pricing, offset by the sale of new licensed products. The net sales decrease in Canada of $0.5 million was primarily due to a decline in core product sales (primarily non-licensed control pads) to existing customers. Net sales in Europe increased $8.4 million due to product expansion within existing customers, software not offered in the prior year and the continued expansion into the French marketplace.

Our sales by quarter were as follows (in thousands):

	Year Ended March 31, 2006		Year Ended March 31, 2005
	Net sales	% of total	Net sales	% of total
1st quarter	$14,792	15%	$16,719	15%
2nd quarter	23,744	23%	20,670	18%
3rd quarter	44,989	45%	52,844	47%
4th quarter	17,243	17%	21,838	20%

Total	$100,768	100%	$112,071	100%

In fiscal 2006 second quarter sales included the launch of the licensed NFL control pads and third quarter sales included the European release of the Real World Golf video game and accessory. In fiscal 2005, third quarter sales included the release of our first published software title, MC Groovz Dance Craze for the Nintendo GameCube and the launch of our Incredibles licensed accessory line and our Nintendo DS accessories.

Our sales by product group are as follows:

	Year Ended March 31,
	2006	2005
PlayStation 2	32%	30%
Xbox	22%	23%
GameCube	12%	15%
Handheld Consoles(a)	15%	12%
Xbox 360	4%	0%
PlayStation	2%	4%
All others	13%	16%

Total	100%	100%

(a)	Handheld consoles include Nintendo Game Boy Advance, Game Boy Advance SP, DS and Micro and Sony PSP.

Our sales by product category are as follows:

	Year Ended March 31,
	2006	2005
Control pads	48%	46%
Bundles	13%	14%
Software(b)	12%	11%
Steering wheels	7%	10%
Memory	5%	5%
All others	15%	14%

Total	100%	100%

(b)	Software includes game enhancement software in addition to published and distributed software with related accessories.

Gross Profit

Gross profit is defined as net sales less cost of sales. Cost of sales consists of product costs, cost of licenses and royalties, cost of freight-in and freight-out and distribution center costs, including depreciation and other overhead.

The following table presents net sales, cost of sales and gross profit for fiscal years ended March 31, 2006 and 2005 (in thousands):

	Year Ended March 31,
	2006		2005
	Amount	% of Net Sales	Amount	% of Net Sales	$ Change	% Change
Net sales	$100,768	100.0%	$112,071	100.0%	$(11,303)	(10.1)%
Cost of sales	87,343	86.7%	84,421	75.3%	2,922	3.5%

Gross profit	$13,425	13.3%	$27,650	24.7%	$(14,225)	(51.4)%

Gross profit in fiscal 2006 decreased 51.4% from fiscal 2005, and gross profit as a percentage of net sales, or gross profit margin, decreased to 13.3% in fiscal 2006 from 24.7% in fiscal 2005. The decrease in gross profit margin was due in part to a $2 million payment in the third quarter of fiscal 2006 for the early termination of a long-term purchase commitment, the write-down of certain United States inventory to market value, including exclusively distributed software and non-core product bundles and price protection on specific products as agreed with certain customers in the United States, inventory adjustments, additional customer discounts granted in an effort to expand our European customer base, competitive pricing and additional product costs due to royalties and licensing.

Operating Expenses

Operating expenses for fiscal years ended March 31, 2006 and 2005 were as follows (in thousands):

	March 31, 2006	% of Net Sales	March 31, 2005	% of Net Sales	$ Change	% Change
Sales and marketing	$12,252	12.1%	$10,053	9.0%	$2,199	21.9%
General and administrative	7,915	7.9%	6,998	6.2%	917	13.1%
Research and development	1,605	1.6%	897	0.8%	708	78.9%
Amortization of intangible assets	804	0.8%	804	0.7%	0	0%

Total operating expenses	$22,576	22.4%	$18,752	16.7%	$3,824	20.4%

Sales and Marketing Expenses.  Sales and marketing expenses consist primarily of payroll, commissions, participation at trade shows and travel costs for our worldwide sales and marketing staff, advertising and costs of operating our GameShark.com website. The increase in sales and marketing expenses is primarily due to approximately $1.5 million of additional co-op advertising expense and severance of approximately $200,000 resulting from a reduction in workforce in the fourth quarter of fiscal 2006. Other increases in sales and marketing expenses in fiscal 2006 were due to salaries and benefits resulting from additional headcount hired earlier in the fiscal year, increased trade show costs, travel costs and increased costs related to product samples.

General and Administrative.  General and administrative expenses include salaries and benefits for our executive and administrative personnel and other expenses, such as facilities costs and professional services, such as legal and accounting. The increase in general and administrative expenses is primarily due to additional legal expenses of approximately $400,000 related to the progression of existing cases and severance of approximately $250,000 resulting from a reduction in workforce in the fourth quarter of fiscal 2006. General and administrative expenses in fiscal 2006 also increased due to salaries and benefits related to additional headcount hired earlier the fiscal year, increased travel, increased audit fees associated with the Company’s prior year change in status from a foreign private issuer to a U.S. filer and consulting costs associated with Sarbanes-Oxley compliance.

Research and Development.  Research and development expenses include the costs of developing and enhancing new and existing products in addition to the costs of developing software products. The increase in research and development of is primarily a result of an increase in product development costs in support of the first party console changes that began in the fall of calendar 2005, development of new video game titles and increased salaries and travel resulting from additional headcount.

Amortization of Intangible Assets.  Amortization of intangible assets results from our acquisition of GameShark in January 2003. Intangible assets with defined useful lives are being amortized over the estimated useful life of the assets ranging from three to seven years.

Interest Expense, Foreign Exchange Loss and Other Income

Interest expense, foreign exchange loss and other income for fiscal years ended March 31, 2006 and 2005 was as follows (in thousands):

	March 31, 2006	% of Net Sales	March 31, 2005	% of Net Sales	$ Change	% Change
Interest expense	$1,395	1.4%	$1,203	1.1%	$192	16.0%
Foreign exchange loss	$765	0.8%	$582	0.5%	$183	31.4%
Other income	$484	0.5%	$202	0.2%	$282	139.6%

Interest expense in fiscal 2006 increased from the prior year due to rising interest rates and higher bank loan balances during the year. The primary reason for the foreign exchange losses in fiscal 2006 and 2005 was the impact of the international sales in Europe and Canada leading to exchange rate exposure from the currency fluctuations against the U.S. dollar during the year. Other income primarily consists of advertising income from our GameShark.com website and royalties paid by an unrelated third party to distribute our products in Australia. The increase in other income is primarily due to increased sales to the unrelated third party distributor.

Income Tax Expense (Benefit)

Income tax expense (benefit) for fiscal years ended March 31, 2006 and 2005 was as follows (in thousands):

March 31, 2006	Effective Tax Rate	March 31, 2005	Effective Tax Rate	$ Change	% Change
$(4,174)	38.6%	$2,733	37.4%	$(6,907)	(252.7)%

The income tax benefit in fiscal 2006 is a result of the annual loss generated by reduced sales and increased costs primarily in the United States. The effective tax rate is a blended rate for different jurisdictions in which the Company operates.

Net Income (Loss) and Net Income (Loss) Per Share

Net income (loss) for fiscal years ended March 31, 2006 and 2005 was as follows (in thousands):

March 31, 2006	% of Net Sales	March 31, 2005	% of Net Sales	$ Change	% Change
$(6,653)	(6.6)%	$4,582	4.1%	$(11,235)	(245.2)%

Net loss per share for the fiscal year ended March 31, 2006 was $0.12, compared to net income per diluted share for the fiscal year ended March 31, 2005 of $0.08 ($0.09 per basic share). Net income (loss) per share is calculated using the weighted average number of basic and diluted shares outstanding during the fiscal year, which were 54,244,383 in fiscal 2006, compared to 53,506,289 basic and 54,481,162 diluted shares in fiscal 2005.

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

Our sales by product group are as follows:

	Year Ended March 31,
	2005	2004
PlayStation 2	30%	34%
Xbox	23%	23%
GameCube	15%	12%
Handheld Consoles(a)	12%	9%
PlayStation	4%	8%
All others	16%	14%

Total	100%	100%

(a)	Handheld consoles include Nintendo Game Boy Advance, Game Boy Advance SP and DS and Sony PSP.

Our sales by product category are as follows:

	Year Ended March 31,
	2005	2004
Control pads	46%	40%
Bundles	14%	15%
Software(b)	11%	11%
Steering wheels	10%	10%
Memory	5%	7%
All others	14%	17%

Total	100%	100%

(b)	Software includes game enhancement software and published software with related accessories.

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

Impact of Recently Issued Accounting Standards

In November 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 151, “Inventory Costs—an Amendment of ARB 43, Chapter 4,” to provide clarification that abnormal amounts of idle facility expense, freight, handling costs, and wasted material be recognized as current-period charges. In addition, SFAS No. 151 requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. The provisions of this standard are effective for fiscal years beginning after June 15, 2005. We do not expect the adoption of SFAS No. 151 to have a material impact on our operating results or financial condition.

In December 2004, the FASB issued SFAS No. 153, “Exchange of Non-monetary Assets—an amendment of APB Opinion No. 29.” SFAS No. 153 amends APB No. 29, “Accounting for Non-monetary Transactions” to eliminate the exception for non-monetary exchanges of similar productive assets and replaces it with a general exception for exchanges of non-monetary assets that do not have commercial substance. SFAS No. 153 is effective for non-monetary exchanges occurring in fiscal periods beginning after June 15, 2005. We do not expect the adoption of SFAS No. 153 to have a material impact on our operating results or financial condition.

In March 2005, the FASB issued Interpretation No. 47 (“FIN 47”), “Accounting for Conditional Asset Retirement Obligations, an interpretation of FASB Statement No. 143.” FIN 47 requires the recognition of a liability for the fair value of a legally-required conditional asset retirement obligation when incurred, if the liability’s fair value can be reasonably estimated. FIN 47 also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. FIN 47 is effective for fiscal years ending after December 15, 2005. The adoption of FIN 47 did not impact our operating results or financial condition.

In May 2005, the FASB issued SFAS No.154, “Accounting Changes and Error Corrections,” which replaces APB Opinion No.20, “Accounting Changes,” and supersedes FASB Statement No.3, “Reporting Accounting Changes in Interim Financial Statements—an amendment of APB Opinion No. 28.” SFAS No.154 requires retrospective application to prior periods’ financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. When it is impracticable to determine the period-specific effects of an accounting change on one or more individual prior periods presented, SFAS No.154 requires that the new accounting principle be applied to the balances of assets and liabilities as of the beginning of the earliest period for which retrospective application is practicable and that a corresponding adjustment be made to the opening balance of retained earnings for that period rather than being reported in an income statement. When it is impracticable to determine the cumulative effect of applying a change in accounting principle to all prior periods, SFAS No.154 requires that the new accounting principle be applied as if it were adopted prospectively from the earliest date practicable. SFAS No.154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. We do not expect the adoption of SFAS No.154 to have a material impact on our operating results or financial condition.

Liquidity and Capital Resources

Sources of Liquidity

	As of and for the Year ended March 31,		Change
(in thousands)	2006	2005
Cash	$1,607	$1,085	$522

Percentage of total assets	2.3%	1.4%
Cash provided by operating activities	$6,568	$3,837	$2,731
Cash used in investing activities	(1,703)	(1,402)	(301)
Cash used in financing activities	(3,519)	(2,524)	(995)
Effect of foreign exchange on cash	(824)	(554)	(270)

Net increase (decrease) in cash	$522	$(643)

At March 31, 2006, available cash was approximately $1.6 million compared to cash of approximately $1.1 million at March 31, 2005. Over the last two fiscal years, our primary sources of liquidity have included a revolving line of credit (as discussed below under Cash Flows from Financing Activities), cash on hand at the beginning of the year and cash flows generated from operations. In the prior year, we also generated cash flows from the issuance of our common stock to employees through the exercise of options.

Cash Flows from Operating Activities

Our cash flows from operating activities have typically included the collection of customer receivables generated by the sale of our products, offset by payments to vendors for materials and manufacture of our products. For the year ended March 31, 2006, cash flows from operating activities were $6.6 million compared to $3.8 million for the year ended March 31, 2005. The principal components comprising cash flows from operating activities for fiscal 2006 included a decrease in accounts receivable, other receivables and inventories, and increases in accounts payable and accrued liabilities, partially offset by increases in income taxes receivable.

Cash Flows from Investing Activities

During the two most recent fiscal years, investing activities have consisted of capital expenditures to support our operations. Cash used in investing activities was $1.7 million in fiscal 2006 and $1.4 million in fiscal 2005.

Cash Flows from Financing Activities

Cash used in financing activities during fiscal 2006 and 2005 was a result of repayments of our line of credit, offset in part by proceeds from the issuance of our common stock upon the exercise of stock options in fiscal 2005. For the year ended March 31, 2006, cash used in financing activities was $3.5 million compared to $2.5 million in fiscal 2005. We are focused on effectively managing our overall liquidity position by continuously monitoring expenses and managing our accounts receivable collection efforts.

We maintain a Credit Facility (the “Credit Facility”) with Wachovia Capital Finance Corporation (Central) (“Wachovia”), which allows us to borrow up to $35 million under a revolving line of credit, subject to the availability of eligible collateral (accounts receivable and inventory), which changes throughout the year. The line of credit accrues interest on the daily outstanding balance at the U.S. prime rate plus 0.25% per annum, and must be repaid in United States dollars. In addition, the Company is required to pay a monthly service fee of $2,000 and an unused line fee equal to 0.25%. The Credit Facility is secured by a first priority security interest in MCI’s inventories, equipment, accounts receivable and investment properties and a pledge in favor of Wachovia of all of the shares of capital stock of our subsidiaries. The Credit Facility is guaranteed by the Company and requires us to adhere to specified financial operating guidelines. See Note 6 to the consolidated financial statements included in Item 8. Financial Statements and Supplementary Data, elsewhere in this Form 10-K.

The Credit Facility is scheduled to expire on September 25, 2006 and will automatically renew for an additional one-year period unless either party gives written notice to the other party seeking to terminate the Credit Facility at least 60 days prior to the expiration date. Although Wachovia agreed to extend the expiration date of the Credit Facility in each of our last two fiscal years, we do not know the likelihood that they will agree to further extend the expiration of the Credit Facility following September 25, 2006. If Wachovia is unwilling to extend the expiration of the Credit Facility beyond September 25, 2006 on terms acceptable to us, or if we are unable to comply with the restrictive and financial covenants contained in the Credit Facility, Wachovia may declare the outstanding borrowings under the facility immediately due and payable. In such an event, our liquidity will be materially adversely affected, which could in turn have a material adverse impact on our future financial position and results of operations. We expect to renew or obtain new financing in the ordinary course of business.

We also established a separate credit line under the Credit Facility of $10.0 million, which may be utilized, with Wachovia’s consent, for acquisitions. To date, we have not drawn against this line of credit.

At March 31, 2006 the outstanding balance on our line of credit was $8.6 million and our weighted average annual interest rate during fiscal 2006 was 7.3%. We must meet an adjusted tangible net worth covenant to access the line of credit. At March 31, 2006, we were in compliance with this loan covenant.

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

Contractual Obligations and Commitments

The following summarizes our contractual payment obligations at March 31, 2006:

	Payments Due ($000’s)
	Total	Less Than 1 Year	1-3 Years	3-5 Years
Bank loan (excludes interest)	$8,581	$8,581	$—	$—
Operating leases	2,534	983	1,551	—
Royalty & license guaranteed commitments	1,743	1,608	135	—

Total	$12,858	$11,172	$1,686	$—

As of March 31, 2006 and 2005, we did not have any relationships with unconsolidated entities or financial parties, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As such, we are not exposed to any financing, liquidity, market, or credit risk that could arise if we had engaged in such relationships.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

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

Foreign Currency Exchange Rate Risk.

A majority of our international business is presently conducted in currencies other than the U.S. dollar and may be exposed to financial market risk resulting from fluctuations in foreign currency exchange rates, particularly the CNY, the Pound Sterling, the Euro and the Canadian dollar. Foreign currency transaction gains and losses arising from normal business operations are credited to or charged against earnings in the period incurred. As a result, fluctuations in the value of the currencies in which we conduct our business relative to the U.S. dollar will cause currency transaction gains and losses, which we have experienced in the past and continue to experience. Due to the difficulty in determining and obtaining predictable cash flow forecasts in our foreign operations based on the overall challenging economic environment and associated contract structures, we do not currently utilize any derivative financial instruments to hedge foreign currency risks. The volatility of the CNY, the Pound Sterling, the Euro and the Canadian dollar (and any other applicable currencies) will be monitored frequently throughout the coming year. If appropriate, we may enter into hedging transactions in order to mitigate our risk from foreign currency fluctuations. Due to the substantial volatility of currency exchange rates, among other factors, we cannot predict the effect of exchange rate fluctuations upon future operating results. There can be no assurances that we will not experience currency losses in the future. We estimate that an immediate 10% change in foreign exchange rates would not materially impact reported results of operations for the year ended March 31, 2006. This was estimated using a 10% deterioration factor to the average monthly exchange rates applied to net income or loss for each of the related subsidiaries in the respective period.

Interest Rate Risk.

We are exposed to interest rate risk on borrowings under the Credit Facility. Funds advanced to us pursuant to the Credit Facility bear interest at the U.S. prime rate plus 0.25%. We do not hedge our exposures to interest rate risk. We estimate that an increase of 100 basis points in the interest rate under our Credit Facility would not materially impact reported results of operations for the year ended March 31, 2006.

Item 8. Financial Statements and Supplementary Data.

The Consolidated Financial Statements and Supplementary Data required by this Item, together with the reports of our independent registered public accounting firm, are set forth at the pages indicated on the Index to the Financial Statements on Page F-l included in Item 15 of this report.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

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

Item 9B. Other Information.

None

PART III

Item 10. Directors and Executive Officers of the Registrant.

Certain information with respect to the executive officers of the Company is set forth in the section entitled “Executive Officers of the Registrant” in Part I of this Annual Report on Form 10-K.

The information required by this item with respect to the directors of the Company is incorporated herein by reference to the information under the caption “Election of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance” contained in the Company’s Management Proxy Circular for the Company’s 2006 Annual Meeting of Shareholders (the “Proxy Statement”).

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

Item 11. Executive Compensation.

The information required by Item 11 is incorporated herein by reference to the information in the Proxy Statement under the caption “Executive Compensation” specifically excluding the “Report of the Compensation Committee of the Board of Directors on Executive Compensation.”

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by Item 12 is incorporated herein by reference to the information in the Proxy Statement under the captions “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information.”

Item 13. Certain Relationships and Related Transactions.

The information required by Item 13 is incorporated herein by reference to the information in the Proxy Statement under the caption “Certain Transactions.”

Item 14. Principal Accountant Fees and Services.

The information required by Item 14 is incorporated herein by reference to the information in the Proxy Statement under the caption “Principal Accountant Fees and Services.”

PART IV

Item 15. Exhibits and Financial Statement Schedules.

(a) The following documents are filed as part of this report:

(1) Financial Statements

The financial statements of the Company are included herein as required under Item 8 of this report. See Index to Financial Statements on page F-1.

(2) Financial Statement Schedules

Years ended March 31, 2006, 2005 and 2004—Schedule II Valuation and Qualifying Accounts

Schedules not listed above have been omitted because information required to be set forth therein is not applicable or is shown in the financial statements or notes thereto.

(3) Exhibits (numbered in accordance with Item 601 of Regulation S-K)

The following exhibits are filed or incorporated by reference into this report.

3.1		Articles of Incorporation and Amendments thereto. (1)

3.2		By-Laws of the Company, as amended to date. (2)

10.1		Loan Agreement between Congress Financial Corporation (Canada) and 1328158 Ontario Inc., dated September 25, 2000. (3)

10.2		Loan Agreement between Congress Corporation (Central) and Mad Catz, Inc., dated September 25, 2000. (3)

10.3		Guarantee from 1328158 Ontario Inc, to Congress Financial Corporation (Canada), dated September 25, 2000. (3)

10.4		General Security Agreement among and between Mad Catz, Inc., FX Unlimited, Inc., and Congress Financial Corporation (Central), dated September 25, 2000. (3)

10.5		Guarantee from Mad Catz, Inc. to Congress Financial Corporation (Central), dated September 25, 2000. (3)

10.6		First Amended and Restated Loan Agreement between Congress Financial Corporation (Central) and Mad Catz, Inc., dated as of September 5, 2001. (4)

10.7		Amended and Restated General Security Agreement by and among Mad Catz Inc., FX Unlimited, Inc. and Congress Financial Corporation (Central), dated as of November 30, 2001. (4)

10.8		Amending Agreement between Mad Catz, Inc. and Congress Financial Corporation (Central), dated as of June 18, 2002. (4)

10.9*		Amended and Restated Incentive Stock Option Plan of Mad Catz Interactive, Inc. (4)

10.10	*	Form of Incentive Stock Option Plan. (4)

10.11		Letter Agreement, dated January 21, 2003, between and Mad Catz Interactive, Inc., Mad Catz, Inc. and InterAct Accessories, Inc. (5)

10.12		Second Amending Agreement made as of the 22nd day of January 2003 between Mad Catz, Inc. and Congress Financial Corporation (Central). (5)

10.13		First Amending Agreement dated as of the 14th day of February 2003 between Mad Catz Interactive, Inc. and Fire International Ltd. and its related companies. Portions of this exhibit (indicated by asterisks) have been omitted pursuant to a request for confidential treatment pursuant to Rule 24b-2 under the Securities Exchange Act of 1934. (5)

10.14	*	Employment Agreement between Mad Catz, Inc. and Darren Richardson, dated May 18, 2000. (5)

10.15	*	Amendment to Employment Agreement between Mad Catz Interactive, Inc. and Darren Richardson, dated April 1, 2004. Portions of this exhibit (indicated by asterisks) have been omitted pursuant to a request for confidential treatment pursuant to Rule 24b-2 under the Securities Exchange Act of 1934. (6)

10.16	*	Employment Agreement between Mad Catz Interactive, Inc., Mad Catz, Inc. and Cyril Talbot III, dated July 23, 2003. (6)

10.17		Third Amending Agreement between the Company and Fire International, Ltd. and its related companies, dated February 1, 2005. Portions of this exhibit (indicated by asterisks) have been omitted pursuant to a request for confidential treatment pursuant to Rule 24b-2 under the Securities Exchange Act of 1934. (7)

10.18		Xenon Game Peripheral Licensing Certification Agreement, made and entered into on May 12, 2005, by and between the Company and Microsoft Corporation. Portions of this exhibit (indicated by asterisks) have been omitted pursuant to a request for confidential treatment pursuant to Rule 24b-2 under the Securities Exchange Act of 1934. (7)

10.19		Letter Agreement dated September 2, 2005 between Wachovia Capital Finance Corporation (Central), Mad Catz, Inc., Mad Catz Interactive, Inc. and certain other direct and indirect subsidiaries of Mad Catz Interactive, Inc. (8)

10.20		Fourth Amending Agreement between the Company and Fire International, Ltd. and its related companies, dated December 2, 2005.

21.1		Subsidiaries of the Company. (7)

23.1		Consent of KPMG LLP, Independent Registered Public Accounting Firm.

23.2		Consent of BDO Stoy Hayward LLP, Independent Registered Public Accounting Firm.

31.1		Certifications of Registrant’s Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2		Certifications of Registrant’s Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1		Certifications of Registrant’s Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002. These certifications are being furnished solely to accompany this Annual Report on Form 10-K and are not being filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and are not to be incorporated by reference into any filing of the Company.

32.2		Certifications of Registrant’s Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002. These certifications are being furnished solely to accompany this Annual Report on Form 10-K and are not being filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and are not to be incorporated by reference into any filing of the Company.

(1)	This document was filed as an exhibit to the Registrant’s Annual Report on Form 20-F filed with the Securities and Exchange Commission for the fiscal year ended March 31, 2001 and incorporated herein by reference.

(2)	This document was filed as an exhibit to the Registrant’s Registration Statement on Form 20-F, dated June 1, 1999, filed with the Securities and Exchange Commission on June 3, 1999 and incorporated herein by reference.
(3)	This document was filed as an exhibit to the Registrant’s Annual Report on Form 20-F filed with the Securities and Exchange Commission for the fiscal year ended March 31, 2000 and incorporated herein by reference.
(4)	This document was filed as an exhibit to the Registrant’s Annual Report on Form 20-F filed with the Securities and Exchange Commission for the fiscal year ended March 31, 2002 and incorporated herein by reference.
(5)	This document was filed as an exhibit to the Registrant’s Annual Report on Form 20-F filed with the Securities and Exchange Commission for the fiscal year ended March 31, 2003 and incorporated herein by reference.
(6)	This document was filed as an exhibit to the Registrant’s Annual Report on Form 20-F filed with the Securities and Exchange Commission for the fiscal year ended March 31, 2004 and incorporated herein by reference.
(7)	This document was filed as an exhibit to the Registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission for the fiscal year ended March 31, 2005 and incorporated herein by reference.
(8)	This document was filed as an exhibit to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 8, 2005 and incorporated herein by reference.
*	Denotes management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MAD CATZ INTERACTIVE INT.

By:	/S/ DARREN RICHARDSON
Darren Richardson President and Chief Executive Officer

Date: June 27, 2006

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ DARREN RICHARDSON Darren Richardson	President and Chief Executive Officer (Principal Executive Officer)	June 27, 2006

/S/ CYRIL TALBOT III Cyril Talbot III	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	June 27, 2006

/S/ GEOFREY MYERS Geofrey Myers	Director	June 27, 2006

/S/ DONALD LENZ Donald Lenz	Director	June 27, 2006

/S/ THOMAS BROWN Thomas Brown	Director	June 27, 2006

Robert Molyneux	Director

William Woodward	Director

INDEX TO CONSOLIDATED

FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

The Shareholders

Mad Catz Interactive, Inc.:

We have audited the accompanying consolidated balance sheets of Mad Catz Interactive, Inc. and subsidiaries as of March 31, 2006 and 2005 and the related consolidated statements of operations, shareholders’ equity and comprehensive income and cash flows for each of the years in the three-year period ended March 31, 2006. In connection with our audits of the consolidated financial statements, we have also audited financial statement Schedule II. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits. We did not audit the financial statements of Mad Catz Europe, Limited, a wholly owned subsidiary, which statements reflect total assets constituting 10 percent and total revenues constituting 19 percent in 2006, of the related consolidated totals. Those statements were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it related to the 2006 amounts included for Mad Catz Europe, Limited, is based solely on the report of the other auditors.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits and the report of other auditors provide a reasonable basis for our opinion.

In our opinion, based on our audits and the report of other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Mad Catz Interactive, Inc. and subsidiaries as of March 31, 2006 and 2005 and the results of their operations and their cash flows for each of the years in the three-year period ended March 31, 2006 in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement Schedule II, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/    KPMG LLP

San Diego, California

May 26, 2006, except for

paragraph 5 of note 9, which

is as of June 23, 2006

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders of Mad Catz Europe Limited

We have audited the accompanying balance sheets of Mad Catz Europe Limited as of March 31, 2006 and 2005 and the related statements of income for each of the 2 years in the period ended March 31, 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Mad Catz Europe Limited at March 31, 2006 and 2005, and the results of its operations for each of the 2 years in the period ended March 31, 2006, in conformity with accounting principles generally accepted in the United Kingdom.

/s/    BDO Stoy Hayward LLP

Reading, United Kingdom

June 21, 2006

MAD CATZ INTERACTIVE, INC.

Consolidated Balance Sheets

March 31, 2006 and 2005

(in thousands of U.S. dollars)

	2006	2005
Assets
Current assets:
Cash	$1,607	$1,085
Accounts receivable, net of allowances of $5,198 and $6,329 at March 31, 2006 and 2005, respectively	12,024	17,549
Other receivables	429	1,804
Inventories	18,390	26,865
Income taxes receivable	1,275	—
Deferred tax assets	2,586	3,636
Other current assets	1,661	895

Total current assets	37,972	51,834

Deferred tax assets	3,339	578
Property and equipment, net	2,427	1,831
Intangible assets, net	2,634	3,438
Goodwill	22,363	21,455

Total assets	$68,735	$79,136

Liabilities and Shareholders’ Equity
Current liabilities:
Bank loan	$8,581	$12,100
Accounts payable	19,502	19,209
Accrued liabilities	3,800	3,434
Accrued taxes payable	—	1,490

Total current liabilities	31,883	36,233

Shareholders’ equity:
Common stock, no par value, unlimited shares authorized; 54,244,383 shares issued and outstanding at March 31, 2006 and 2005	46,746	46,746
Accumulated other comprehensive income	7,116	6,514
Accumulated deficit	(17,010)	(10,357)

Total shareholders’ equity	36,852	42,903

Total liabilities and shareholders’ equity	$68,735	$79,136

See accompanying notes to consolidated financial statements.

MAD CATZ INTERACTIVE, INC.

Consolidated Statements of Operations

Years ended March 31, 2006, 2005 and 2004

(in thousands of U.S. dollars, except per share and share data)

	2006	2005	2004
Net sales	$100,768	$112,071	$102,143
Cost of sales	87,343	84,421	79,803

Gross profit	13,425	27,650	22,340
Operating expenses:
Sales and marketing	12,252	10,053	11,166
General and administrative	7,915	6,998	6,459
Research and development	1,605	897	1,079
Amortization of intangible assets	804	804	804

Total operating expenses	22,576	18,752	19,508

Operating income (loss)	(9,151)	8,898	2,832
Interest expense, net	(1,395)	(1,203)	(1,330)
Foreign exchange gain (loss), net	(765)	(582)	91
Other income	484	202	98

Income before income taxes	(10,827)	7,315	1,691
Income tax expense (benefit)	(4,174)	2,733	629

Net income (loss)	$(6,653)	$4,582	$1,062

Net income (loss) per share:
Basic	$(0.12)	$0.09	$0.02

Diluted	$(0.12)	$0.08	$0.02

Number of shares used in per share computations:
Basic	54,244,383	53,506,289	53,286,248

Diluted	54,244,383	54,481,162	53,983,127

See accompanying notes to consolidated financial statements.

MAD CATZ INTERACTIVE, INC.

Consolidated Statements of Shareholders’ Equity and Comprehensive Income

Years ended March 31, 2006, 2005 and 2004

(in thousands of U.S. dollars, except share data)

	Common Stock		Accumulated Other Comprehensive Income	Accumulated Deficit	Total Shareholders’ Equity
	Shares	Amount
BALANCE, March 31, 2003	53,206,719	$45,890	$2,535	$(16,001)	$32,424
Stock option exercises	255,997	164	—	—	164
Stock-based compensation	—	(16)	—	—	(16)
Comprehensive income:
Net income	—	—	—	1,062	1,062
Foreign currency translation adjustment	—	—	2,422	—	2,422

Total comprehensive income					3,484

BALANCE, March 31, 2004	53,462,716	46,038	4,957	(14,939)	36,056
Stock option exercises	781,667	603	—	—	603
Stock-based compensation	—	(12)	—	—	(12)
Tax benefit from exercise of stock options	—	117	—	—	117
Comprehensive income:
Net income	—	—	—	4,582	4,582
Foreign currency translation adjustment	—	—	1,557	—	1,557

Total comprehensive income					6,139

BALANCE, March 31, 2005	54,244,383	46,746	6,514	(10,357)	42,903
Comprehensive income:
Net loss	—	—	—	(6,653)	(6,653)
Foreign currency translation adjustment	—	—	602	—	602

Total comprehensive income					(6,051)

BALANCE, March 31, 2006	54,244,383	$46,746	$7,116	$(17,010)	$36,852

See accompanying notes to consolidated financial statements.

MAD CATZ INTERACTIVE, INC.

Consolidated Statements of Cash Flows

Years ended March 31, 2006, 2005 and 2004

(in thousands of U.S. dollars)

	2006	2005	2004
Cash flows from operating activities:
Net income (loss)	$(6,653)	$4,582	$1,062
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	1,904	1,852	1,831
Amortization of deferred financing fees	—	—	239
(Gain) loss on disposals of assets	(5)	41	—
Tax benefit of stock options exercised	—	117	—
Stock-based compensation	—	(12)	(16)
Foreign exchange (gains) losses	765	582	(91)
Deferred tax assets	(1,711)	(1,167)	(102)
Changes in operating assets and liabilities:
Accounts receivable	5,334	(824)	477
Other receivables	1,375	(1,356)	(448)
Inventories	8,318	(9,970)	1,901
Other current assets	(766)	602	(398)
Accounts payable	360	7,968	(1,918)
Accrued liabilities	412	908	(542)
Income taxes receivable/payable	(2,765)	514	1,547

Net cash provided by operating activities	6,568	3,837	3,542

Cash flows from investing activities:
Purchases of property and equipment	(1,703)	(1,402)	(911)

Net cash used in investing activities	(1,703)	(1,402)	(911)

Cash flows from financing activities:
Bank loan	(3,519)	(3,082)	(1,895)
Proceeds from issuance of common stock	—	558	158

Net cash used in financing activities	(3,519)	(2,524)	(1,737)

Effects of foreign exchange on cash	(824)	(554)	(400)

Net increase (decrease) in cash	522	(643)	494
Cash, beginning of year	1,085	1,728	1,234

Cash, end of year	$1,607	$1,085	$1,728

Supplemental cash flow information:
Income taxes paid	$270	$3,613	$244

Interest paid	$1,407	$1,094	$989

See accompanying notes to consolidated financial statements.

MAD CATZ INTERACTIVE, INC.

Notes to Consolidated Financial Statements

(in U.S. dollars)

(1) Organization and Description of Business

Mad Catz Interactive, Inc. (the “Company”) is a corporation incorporated under the Canada Business Corporations Act. The Company has the following operating subsidiaries: (i) Mad Catz, Inc. (“MCI”), a corporation incorporated under the laws of Delaware that acts as the Company’s primary subsidiary (ii) 1328158 Ontario Inc. (“MCC”), a corporation incorporated under the laws of Canada that sells the Company’s Mad Catz and GameShark product lines in Canada under the name Mad Catz Canada (iii) Mad Catz Europe, Limited (“MCE”), a corporation incorporated under the laws of England and Wales that sells the Company’s Mad Catz product lines in Europe. The Company also beneficially owns, directly or indirectly, all of the issued and outstanding shares of Mad Catz Interactive Asia Limited (“MCIA”), a corporation incorporated under the laws of Hong Kong that provides procurement services related to the manufacture of Mad Catz products. The Company also beneficially owns, directly or indirectly, all of the issued and outstanding shares of the following companies that are currently inactive: FX Unlimited Inc., a corporation incorporated under the laws of Delaware, Mad Catz (Asia) Limited, a corporation incorporated under the laws of Hong Kong, Xencet USA, Inc., a corporation incorporated under the laws of Delaware, Singapore Holdings Inc., a corporation incorporated under the laws of Delaware and Mad Catz Limited, a company incorporated under the laws of England and Wales.

The Company’s products are designed, manufactured (primarily through third parties), marketed and distributed for all major console based video game systems. The Company’s products include video game accessories of all types, such as control pads, steering wheels, joysticks, memory cards, video cables, light guns, dance pads, microphones, car adapters and carry cases. The Company also markets game enhancement software, distributes video game software and publishes video game titles.

(2) Summary of Significant Accounting Policies

Basis of Presentation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany transactions and balances have been eliminated in consolidation.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the year. Actual results could differ from those estimates.

Concentration of Credit Risk

Credit risk is primarily concentrated in accounts receivable. The Company generally does not require collateral on accounts receivable because a majority of its customers are large, well capitalized, established retail entities with operations throughout the United States, Canada and Europe. The Company maintains an allowance for doubtful accounts. For the year ended March 31, 2006 sales to the three largest customers constituted 52% of gross sales and represented 64% of accounts receivable at March 31, 2006. For the year ended March 31, 2005 sales to the three largest customers constituted 47% of gross sales and represented 60% of accounts receivable at March 31, 2005. Accounts receivable balances generally are in proportion to the net sales percentages for the Company’s largest customers.

MAD CATZ INTERACTIVE, INC.

Notes to Consolidated Financial Statements—(Continued)

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

Revenue Recognition

The Company evaluates the recognition of revenue based on the applicable provisions of Staff Accounting Bulletin No. 104, “Revenue Recognition” and on the criteria set forth in Statement of Position 97-2, “Software Revenue Recognition.” Accordingly, the Company recognizes revenue when (1) there is persuasive evidence that an arrangement with the customer exists, which is generally a customer purchase order, (2) the products are delivered, which occurs when the products are shipped and risk of loss has been transferred to the customer, (3) the selling price is fixed or determinable and (4) collection of the customer receivable is deemed probable. Our payment arrangements with customers typically provide net 30 and 60-day terms.

Revenues from sales to authorized resellers are subject to terms allowing price protection, certain rights of return and allowances for volume rebates and cooperative advertising. Allowances for price protection are recorded when the price protection program is approved. Allowances for estimated future returns, cooperative advertising and volume rebates are provided for upon recognition of revenue. Such amounts are estimated and periodically adjusted based on historical and anticipated rates of returns, inventory levels and other factors and are recorded as operating expenses or as a reduction of sales in accordance with EITF 01-9.

Allowance for Doubtful Accounts and Other Allowances

Accounts receivable are recorded net of an allowance for doubtful accounts and other allowances. When evaluating the adequacy of the allowance for doubtful accounts, the Company analyzes known uncollectible accounts, the aging of accounts receivable, historical bad debts, customer credit-worthiness and current economic trends.

Other allowances include those for sales returns, price protection, volume rebates and cooperative advertising. When estimating future product returns, the Company makes an assessment of the rate by which customers will return the Company’s products by considering historical trends and information regarding inventory levels and demand and acceptance of the Company’s products by the end consumer. Allowances for price protection, cooperative advertising and volume rebates are based upon programs negotiated with specific customers.

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

MAD CATZ INTERACTIVE, INC.

Notes to Consolidated Financial Statements—(Continued)

Property and Equipment

Property and equipment are stated at cost less accumulated depreciation and amortization. Property and equipment are depreciated using the straight-line method over the estimated useful lives of the assets as follows:

Molds	3 years
Computer equipment and software	3 years
Manufacturing and office equipment	3 – 5 years
Furniture and fixtures	5 years
Leasehold improvements	Shorter of estimated useful life or remaining life of lease

Intangible Assets

Intangible assets are stated at cost less accumulated amortization and are amortized over the estimated useful lives of the assets on a straight-line basis.

Goodwill

The Company has recorded goodwill in connection with the acquisitions it has completed in prior periods. Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets,” prohibits amortization of goodwill and intangible assets with indefinite useful lives but instead requires testing for impairment at least annually. The Company reviews its goodwill for impairment as of April 1st of each fiscal year or when an event or a change in facts and or circumstances indicates the fair value of a reporting unit may be below its carrying amount. The Company has completed its annual assessment of impairment in accordance with SFAS No. 142, which did not indicate any impairment of goodwill as of March 31, 2006 and 2005.

Impairment of Long-Lived Assets

In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” long-lived assets, such as property and equipment and purchased intangibles subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset. Assets to be disposed of would be separately presented in the balance sheet and reported at the lower of the carrying amount or fair value less costs to sell, and are no longer depreciated. The assets and liabilities of a disposal group classified as held for sale would be presented separately in the appropriate asset and liability sections of the balance sheet.

Software Development Costs

Software development costs primarily consist of payments made to independent software developers under development agreements. The Company accounts for software development costs in accordance with SFAS No. 86, “Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed,” which provides for the capitalization of certain software development costs incurred after technological feasibility of the software is established or for development costs that have alternative future uses. Under the Company’s current practice of developing new products, the technological feasibility of the underlying software is not established until substantially all product development is complete and the first playable version is delivered. Software development costs of approximately $215,000 are included in other current assets as of March 31, 2006 and will be amortized over the estimated lives of the products, beginning when the products are released for sale.

MAD CATZ INTERACTIVE, INC.

Notes to Consolidated Financial Statements—(Continued)

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

Royalty payments to independent software developers and co-publishing affiliates are payments for the development of intellectual property related to the Company’s video game titles. Payments made prior to the establishment of technological feasibility are expensed as research and development. Once technological feasibility has been established, payments made are capitalized and amortized upon release of the product. Additional royalty payments due after the general release of the product are typically expensed as cost of sales at the higher of the contractual or effective royalty rate based on net product sales.

Advertising

Advertising costs are expensed as incurred and amounted to $5,836,000, $4,385,000 and $5,046,000 in 2006, 2005 and 2004, respectively. Cooperative advertising with distributors and retailers is recorded when revenue is recognized and such amounts are included in sales and marketing expense if there is a separate identifiable benefit with an estimable fair value. Otherwise, such costs are recognized as a reduction of sales.

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

MAD CATZ INTERACTIVE, INC.

Notes to Consolidated Financial Statements—(Continued)

Net Income (Loss) per Share

Basic net income (loss) per share is computed by dividing the net income for the period by the weighted average number of common shares outstanding during the period. Diluted net income (loss) per share is computed by dividing net income for the period by the weighted average number of common shares outstanding, increased by potentially dilutive securities. Potentially dilutive securities are calculated using the treasury stock method and represent incremental shares issuable upon exercise of outstanding stock options. However, potentially dilutive securities are not included in the denominator of the diluted earnings per share calculation when inclusion of such shares would be anti-dilutive.

The following table sets forth the computation of diluted weighted average common and potential common shares outstanding for the years ended March 31, 2006, 2005 and 2004:

	Years ended March 31,
	2006	2005	2004
Basic weighted average common shares outstanding	54,244,383	53,506,289	53,286,248
Effect of dilutive securities:
Options	—	974,873	696,879

Diluted weighted average common and potential common shares outstanding	54,244,383	54,481,162	53,983,127

Because the Company incurred a loss for the year ended March 31, 2006, the effect of dilutive securities totaling 289,949 shares have been excluded from the loss per share computation as their impact would be antidilutive. As of March 31, 2005 and 2004, options to purchase 300,651 and 850,651 shares of common stock, respectively, were outstanding but were not included in the computation of diluted net income per share, as the effect would be antidilutive.

Stock-Based Compensation

The Company accounts for its employee stock option plan using the intrinsic value method under the recognition and measurement principles of APB Opinion No. 25, “Accounting for Stock Issued to Employees.” Accordingly, compensation cost for stock options issued to employees is measured as the excess, if any, of the quoted market price of the Company’s stock at the date of the grant over the exercise price of the underlying stock options. Had compensation expense for these plans been determined based on the fair value of the awards at the grant date, consistent with the methodology prescribed under SFAS No. 123, “Accounting for Stock-Based Compensation,” the Company would have recorded net income (loss) and basic and diluted net income (loss) per share for the years ended March 31, 2006, 2005 and 2004 as follows (in thousands):

	Years Ended March 31,
	2006	2005	2004
Net income (loss) as reported	$(6,653)	$4,582	$1,062
Stock based compensation using the fair value method	(121)	(245)	(195)

Pro forma net income (loss)	$(6,774)	$4,337	$867

Net income per common share:
Basic—as reported	$(0.12)	$0.09	$0.02

Basic—pro forma	$(0.12)	$0.08	$0.02

Diluted—as reported	$(0.12)	$0.08	$0.02

Diluted—pro forma	$(0.12)	$0.08	$0.02

MAD CATZ INTERACTIVE, INC.

Notes to Consolidated Financial Statements—(Continued)

The pro forma effect on net income (loss) as shown above is not necessarily indicative of potential effects on results for future years. No options were granted during fiscal 2006. The weighted average estimated fair value of employee stock options granted during fiscal 2005 ranged from $0.44 to $0.45 and the weighted average estimated fair value of employee stock options granted during fiscal 2004 ranged from $0.42 to $0.78. The fair value of the options was calculated at the date of grant using the Black-Scholes option pricing model with the following assumptions for the years ended March 31, 2005 and 2004: no dividend yield, volatility of 79% and 73% in fiscal 2005 and 2004, respectively; risk-free interest rates ranging from 2.9% to 4.0% for fiscal 2005 and 2.6% to 3.2% for fiscal 2004; and an expected life of three years. For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options’ vesting periods.

On December 16, 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123 (revised 2004), or SFAS No. 123(R), “Share-Based Payment,” which is a revision of SFAS No. 123. SFAS No. 123(R) supersedes APB Opinion No. 25, and amends SFAS No. 95, “Statement of Cash Flows.” Generally, the approach in SFAS No. 123(R) is similar to the approach described in SFAS No. 123. However, SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values and pro forma disclosure will no longer be an alternative. SFAS No. 123(R) is required to be implemented no later than the first interim period beginning after December 15, 2005. The Company is required to adopt SFAS No. 123(R) effective in its fiscal quarter beginning April 1, 2006. The Company has not determined the number of options, if any, that will be granted during fiscal 2007 and therefore, the impact that the adoption of SFAS No. 123(R) will have on the Company’s results of operations cannot be determined at this time. The impact of the adoption of this statement for options granted prior to March 31, 2006 will not be material.

Comprehensive Income

SFAS No. 130, “Reporting Comprehensive Income,” requires classification of other comprehensive income in a financial statement and display of other comprehensive income separately from retained earnings and additional paid-in capital. Other comprehensive income consists of primarily foreign currency translation adjustments.

Recent Accounting Pronouncements

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs—an Amendment of ARB 43, Chapter 4,” to provide clarification that abnormal amounts of idle facility expense, freight, handling costs, and wasted material be recognized as current-period charges. In addition, SFAS No. 151 requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. The provisions of this standard are effective for fiscal years beginning after June 15, 2005. The Company does not expect the adoption of SFAS No. 151 to have a material impact on its operating results or financial condition.

In December 2004, the FASB issued SFAS No. 153, “Exchange of Non-monetary Assets—an amendment of APB Opinion No. 29.” SFAS No. 153 amends APB No. 29, “Accounting for Non-monetary Transactions” to eliminate the exception for non-monetary exchanges of similar productive assets and replaces it with a general exception for exchanges of non-monetary assets that do not have commercial substance. SFAS No. 153 is effective for non-monetary exchanges occurring in fiscal periods beginning after June 15, 2005. The Company does not expect the adoption of SFAS No. 153 to have a material impact on its operating results or financial condition.

In March 2005, the FASB issued Interpretation No. 47 (“FIN 47”), “Accounting for Conditional Asset Retirement Obligations, an interpretation of FASB Statement No. 143.” FIN 47 requires the recognition of a

MAD CATZ INTERACTIVE, INC.

Notes to Consolidated Financial Statements—(Continued)

liability for the fair value of a legally-required conditional asset retirement obligation when incurred, if the liability’s fair value can be reasonably estimated. FIN 47 also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. FIN 47 is effective for fiscal years ending after December 15, 2005. The adoption of FIN 47 did not have any impact on the Company’s operating results or financial condition.

In May 2005, the FASB issued SFAS No.154, “Accounting Changes and Error Corrections,” which replaces APB Opinion No. 20, “Accounting Changes,” and supersedes FASB Statement No. 3, “Reporting Accounting Changes in Interim Financial Statements—an amendment of APB Opinion No. 28.” SFAS No.154 requires retrospective application to prior periods’ financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. When it is impracticable to determine the period-specific effects of an accounting change on one or more individual prior periods presented, SFAS No.154 requires that the new accounting principle be applied to the balances of assets and liabilities as of the beginning of the earliest period for which retrospective application is practicable and that a corresponding adjustment be made to the opening balance of retained earnings for that period rather than being reported in an income statement. When it is impracticable to determine the cumulative effect of applying a change in accounting principle to all prior periods, SFAS No.154 requires that the new accounting principle be applied as if it were adopted prospectively from the earliest date practicable. SFAS No.154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Company does not expect the adoption of SFAS No.154 to have a material impact on its operating results or financial condition.

(3) Inventories

Inventories consist of the following (in thousands):

	March 31,
	2006	2005
Raw materials	$1,078	$2,228
Finished goods	17,311	24,635
Packaging materials and accessories	1	2

Inventories	$18,390	$26,865

(4) Property and Equipment

Property and equipment consist of the following (in thousands):

	March 31,
	2006	2005
Molds	$3,513	$2,835
Computer equipment and software	2,236	1,515
Manufacturing and office equipment	580	346
Furniture and fixtures	318	221
Assets not yet in service	163	255
Leasehold improvements	418	414

	7,228	5,586
Less: Accumulated depreciation and amortization	(4,801)	(3,755)

Property and equipment, net	$2,427	$1,831

MAD CATZ INTERACTIVE, INC.

Notes to Consolidated Financial Statements—(Continued)

Depreciation and amortization expense totaled $1,100,000, $1,048,000, and $1,027,000 for the years ended March 31, 2006, 2005 and 2004, respectively.

(5) Intangible Assets

In January 2003, the Company acquired the rights to the GameShark brand, intellectual property, and the www.gameshark.com web site from InterAct, a subsidiary of Recoton Corporation, for total cash consideration of $5,083,000. GameShark is an industry leader in video game enhancement software, which enables players to take full advantage of the secret codes, short cuts, hints and cheats incorporated by video game publishers into their game offerings. In connection with the GameShark acquisition, the Company entered into a five-year technology agreement with Fire International, Ltd. (“Fire”) to implement Fire’s technology in the GameShark brand of video game enhancements. The amounts of the intangible assets and their respective useful lives were determined based upon the allocation of the purchase price to the various categories of intellectual property as determined by an independent external valuation analysis completed in May 2003. In addition, the Company considered the eight year history of the GameShark brand prior to its acquisition and the lifecycle and installed base of the console systems on which GameShark products can be used. The acquired intangible assets are summarized as follows (in thousands):

	Cost	Accumulated Amortization	2006 Net Book Value	2005 Net Book Value	Useful life (years)
Trademarks	$4,112	$1,762	$2,350	$2,937	7
Copyrights	514	326	188	291	5
Website	457	361	96	210	4

Intangible assets	$5,083	$2,449	$2,634	$3,438

For each of the years ended March 31, 2006, 2005 and 2004, annual amortization of $804,000 was recorded with respect to these assets.

(6) Bank Loan

The Company has a Credit Facility with Wachovia Capital Finance Corporation (Central) (“Wachovia”), formerly Congress Financial Corporation (Central) to borrow up to $35 million under a revolving line of credit subject to the availability of eligible collateral (accounts receivable and inventory), which changes throughout the year. The line of credit accrues interest on the daily outstanding balance at the U.S. prime rate plus 0.25% per annum, and must be repaid in U.S. dollars. The interest rate at March 31, 2006 was 7.75%. In addition, the Company is required to pay a monthly service fee of $2,000 and an unused line fee equal to 0.25%. The Credit Facility is secured by a first priority interest in MCI’s inventories, equipment, accounts receivable and investment properties and by a pledge of all of the capital stock of Mad Catz’ subsidiaries and is guaranteed by the Company. The Company is required under the Credit Facility to meet a monthly consolidated tangible net worth covenant.

The Company has also been granted an additional $10 million line of credit from Wachovia to be used for acquisition purposes under the same conditions and terms as the lines of credit described above. At March 31, 2006, no portion of this line was outstanding.

The Credit Facility with Wachovia is scheduled to expire on September 25, 2006. The Credit Facility will automatically renew for an additional one-year period unless either party gives written notice to the other party

MAD CATZ INTERACTIVE, INC.

Notes to Consolidated Financial Statements—(Continued)

seeking to terminate the Credit Facility at least 60 days prior to the expiration date. Although Wachovia agreed to extend the expiration date of the Credit Facility in each of our last two fiscal years, the Company does not know the likelihood that Wachovia will agree to further extend the expiration of the Credit Facility following September 25, 2006. The Company expects to renew or obtain financing in the ordinary course of business.

(7) Shareholders’ Equity

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

The following director, officer, and employee stock options have been granted and are outstanding under the Plan:

	2006		2005		2004
	Options	Weighted average exercise price	Options	Weighted average exercise price	Options	Weighted average exercise price
Outstanding, beginning of year	2,268,983	$0.98	3,291,150	$1.18	3,817,147	$0.99
Granted	—		600,000	0.75	302,501	0.98
Exercised	—		(781,667)	0.77	(255,997)	0.64
Expired/cancelled	(169,650)	1.44	(840,500)	2.13	(572,501)	0.62

Outstanding, end of year	2,099,333	$0.99	2,268,983	$0.98	3,291,150	$1.18

The following summarizes information about stock options outstanding as of March 31, 2006:

	Options outstanding			Options exercisable
Range of exercise price	Number outstanding	Weighted average remaining contractual life in years	Weighted average exercise price	Number exercisable	Weighted average exercise price
$0.72-0.79	975,832	2.1	$0.77	775,832	$0.77
$0.99-1.11	418,500	1.5	1.10	418,500	1.10
$1.17-1.24	530,000	0.9	1.18	530,000	1.18
$1.37-1.65	175,001	2.3	1.41	175,001	1.41

	2,099,333	1.7	$0.99	1,899,333	$1.00

At March 31, 2006, 3,926,123 shares of common stock are reserved for issuance under the Plan and 1,826,790 options are available for future grant.

MAD CATZ INTERACTIVE, INC.

Notes to Consolidated Financial Statements—(Continued)

(8) Income Taxes

Domestic and foreign income (loss) before income taxes and details of income tax expense (benefit) are as follows (amounts in thousands):

	Years Ended March 31,
	2006	2005	2004
Income (loss) before income taxes:
Domestic (U.S.)	$(12,516)	$5,096	$266
Foreign	1,689	2,219	1,425

	$(10,827)	$7,315	$1,691

Income tax expense (benefit):
Current:
Federal (U.S.)	$(2,402)	$2,503	$272
State (U.S.)	(420)	663	24
Foreign	359	734	435

Total current	(2,463)	3,900	731

Deferred:
Federal (U.S.)	(1,340)	(859)	5
State (U.S.)	(481)	(179)	(97)
Foreign	110	(129)	(10)

Total deferred	(1,711)	(1,167)	(102)

Income tax expense (benefit)	$(4,174)	$2,733	$629

The difference between reported income tax expense (benefit) and the amount computed by multiplying income (loss) before income taxes by the Company’s applicable Canadian statutory tax rate of approximately 36% is reconciled as follows:

	Years Ended March 31,
	2006	2005	2004
Income tax expense (benefit) using the Company’s Canadian statutory tax rates	$(3,911)	$2,642	$611
Income taxed in jurisdictions other than Canada	(608)	(346)	(475)
Temporary differences not tax-benefited	345	437	493

	$(4,174)	$2,733	$629

MAD CATZ INTERACTIVE, INC.

Notes to Consolidated Financial Statements—(Continued)

The sources of significant temporary differences that give rise to the deferred tax assets and liabilities are as follows:

	March 31,
	2006	2005
Deferred tax assets—current:
Inventories	$1,391	$1,635
Accounts receivable	537	863
Accruals and reserves	—	707
Deferred fees	553	—
State taxes paid/deductible in future	—	227
Tax loss carryforwards	578	48
Other	78	172

Net deferred tax assets—current	$3,137	$3,652

Deferred tax assets—noncurrent:
Tax loss carryforwards	$17,131	$13,332
Property and equipment	368	348
Goodwill and intangibles	1,197	1,149
Unclaimed scientific research expenditures	246	236
Depreciation and amortization	290	521
Other	320	182

	19,552	15,768
Less valuation allowance	15,934	15,186

Net deferred tax assets—noncurrent	$3,618	$582

Deferred tax liabilities—current:
Federal liability on state tax loss	$36	$16
Accruals and reserves	515	—

Net deferred tax liabilities—current	$551	$16

Deferred tax liabilities—noncurrent:
Federal liability on state tax loss	$276	$—
Other	3	4

Net deferred tax liabilities—noncurrent	$279	$4

MCI has U.S. federal tax losses of approximately $8,224,000, which may be carried forward to reduce future years’ taxable income. These losses expire in 2026. The tax-effected losses are included in deferred tax assets—current and noncurrent.

MCI has U.S. federal Alternative Minimum Tax (“AMT”) credits of approximately $71,000, which may be carried forward to reduce future years’ taxable income. These credits are included in deferred tax assets— noncurrent and have an indefinite carry over period.

MCI also has California state losses of approximately $12,132,000 which may be carried forward to reduce future years’ taxable income. These losses expire in 2017. The tax-effected losses are included in deferred tax assets—current and noncurrent.

MAD CATZ INTERACTIVE, INC.

Notes to Consolidated Financial Statements—(Continued)

The valuation allowance for deferred tax assets as of March 31, 2006 and 2005 was $15,934,000 and $15,186,000, respectively. The net change in the total valuation allowance for the year ended March 31, 2006 was an increase of $748,000. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income in each tax jurisdiction during the periods in which temporary differences in those jurisdictions become deductible. Management considers the scheduled reversal of deferred liabilities, projected future taxable income, and tax planning strategies in making this assessment.

The valuation allowance is entirely attributable to deferred tax assets of Mad Catz Interactive, Inc. (“MCII”), the Canadian holding company, and its Canadian subsidiary, MCC. The components of the valuation allowance are as follows:

	March 31,
	2006	2005
Tax loss carryforwards	$13,996	$13,332
Property and equipment	368	348
Goodwill and intangibles	1,197	1,149
Unclaimed scientific research expenditures	246	236
Other	127	121

	$15,934	$15,186

MCII is a corporate entity, which has no revenue or other income, and incurs corporate-related expenses. Taxable losses are incurred each year and MCII has a history of operating losses. MCC is a sales office, which generated a minimal pre-tax book income in the current year, but has a history of losses in prior years, and is projected to generate minimal taxable income in future years. These circumstances are not anticipated to change and therefore we do not expect MCII or MCC to generate sufficient taxable income in the foreseeable future to enable either entity to utilize the tax loss carryforwards. Consequently, the realization of the deferred tax assets of MCII and MCC is unlikely, and as a result, valuation allowances are required.

The total capital and non-capital income tax losses of MCII and MCC as of March 31, 2006 of $13,996,000 included within the amount of the deferred tax assets—noncurrent, is based upon the total tax loss carry forward amount in Canadian dollars of Cdn. $45,227,000, translated into U.S. dollars at the March 31, 2006 exchange rate (1 Canadian Dollar = 0.85677 U.S. Dollar) and tax-effected at a 36.12% estimated rate.

MAD CATZ INTERACTIVE, INC.

Notes to Consolidated Financial Statements—(Continued)

MCII has non-capital income tax losses of approximately Cdn. $20,568,000, which may be carried forward to reduce future years’ taxable income. These losses expire as follows (in thousands):

	Canadian $	U.S. $
2007	$2,522	$2,161
2008	5,818	4,984
2009	3,512	3,009
2010	3,842	3,291
2011	—	—
2012	—	—
2013	—	—
2014	2,591	2,220
2015	1,188	1,018
2016	1,095	939

	$20,568	$17,622

MCC has non-capital income tax losses of approximately Cdn. $21,507,000, which may be carried forward to reduce future years’ taxable income. These losses expire as follows (in thousands):

	Canadian $	U.S. $
2007	$981	$841
2008	11,378	9,748
2009	8,479	7,264
2010	59	51
2011	—	—
2012	—	—
2013	—	—
2014	379	325
2015	231	198

	$21,507	$18,427

MCII also has the following net capital tax losses of approximately Cdn. $3,152,000 (U.S. $2,700,000), which are available indefinitely to offset capital gains (in thousands):

	Canadian $	U.S. $
	$3,152	$2,700

Total loss carryforwards	$45,227	$38,749
Tax-effected rate	36.12%	36.12%

Deferred tax asset—noncurrent – tax loss carryforwards	$16,336	$13,996

MCII does not record deferred income taxes on the undistributed earnings of its non-Canadian subsidiaries based upon the Company’s intention to permanently reinvest undistributed earnings. MCII may be subject to income and withholding taxes if earnings of the non-Canadian subsidiaries were distributed.

MAD CATZ INTERACTIVE, INC.

Notes to Consolidated Financial Statements—(Continued)

(9) Commitments and Contingencies

Leases

The Company is obligated under certain non-cancelable operating leases, primarily for warehouses and office space. Rent expense for operating leases was approximately $1,159,000, $1,033,000 and $1,045,000 for the years ended March 31, 2006, 2005 and 2004, respectively. Annual future minimum rental payments required under operating leases as of March 31, 2006 are as follows (in thousands):

Year ending March 31:
2007	$983
2008	838
2009	602
2010	111

$2,534

Royalty and License Agreements

The Company has license agreements to utilize existing design and utility technology with its products. The Company also has royalty agreements for use of licensed trademarks and celebrity endorsements. These agreements have royalty and license fees based on different percentages of certain types of sales or a predetermined amount per unit. Royalty and license expenses were $2,802,000, $2,376,000 and $1,830,000 for the years ended March 31, 2006, 2005 and 2004, respectively. The minimum amount due under royalty and license agreements for fiscal year 2007 is approximately $1,608,000.

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

Electro Source moved for a temporary restraining order to prevent MCI from marketing or otherwise distributing the GameShark products. After a hearing on the matter, the Court denied Electro Source’s motion and

MAD CATZ INTERACTIVE, INC.

Notes to Consolidated Financial Statements—(Continued)

refused to enter the temporary restraining order. The parties have engaged in written and oral discovery, including depositions. On February 17, 2005, MCI filed a cross-complaint against Electro Source alleging false advertising, state and federal unfair competition, libel per se, and trade libel arising out of certain advertisements and internet statements. Discovery is proceeding on the cross-complaint. On July 29, 2005, the Court denied the Company’s motions for summary judgment, and on August 26, 2005, the Court denied the Company’s motion for summary adjudication as to the plaintiff’s claim for intentional interference with contract. Trial in this matter commenced on May 15, 2006 and closing arguments were completed on June 9, 2006. On June 19, 2006, the jury rendered a verdict on MCI’s cross-complaint finding that the advertisement and other statements in question did not satisfy the legal elements of defamation. On June 21, 2006, the jury rendered a verdict finding that MCI was not liable for any alleged misappropriation of trade secrets. On June 23, 2006 the jury rendered a verdict finding that MCI was not liable for conspiracy to defraud or intentional interference with prospective economic advantage. The only remaining claim left against MCI is a claim for interference with contract, which claim could not be decided because the jury deadlocked on the issue of whether there was a contract between Fire and Electro Source. The judge declared a mistrial with respect to this breach of claim against Fire. A status conference has been set for July 25, 2006 to discuss, among other things, post trial motions and motions for new trial. Unless there is a settlement on the breach of contract claim against Fire and the intentional interference with contract claim against MCI, a new trial will be ordered on those issues at some point in the future. While the Company intends to vigorously defend this matter, there can be no guarantee that it will ultimately prevail or that damages will not be assessed against it. An adverse determination by the Court or jury could seriously impact the Company’s revenues and its ability to continue to distribute the GameShark products.

On or about May 2, 2005, MCI was served with a lawsuit filed by Freedom Wave LLC in the United States District Court for the Central District of California entitled, Freedom Wave LLC. v. Mad Catz, Inc. et al., Case No CV5 2954NM (PLAx). The complaint alleges that certain MCI products infringe U.S. patent numbers 6,878,066 and 6,280,327 (‘327 Patent”). MCI answered, denying the allegation in the complaint. The 6,280,327 patent is under reexamination by the patent and trademark office. The parties have agreed that until the ‘327 Patent comes out of reexamination, the case should be dismissed, without prejudice to Freedom Wave refilling its claims at a later date.

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

(10) Employee Savings Plan

MCI has an employee savings plan that permits eligible participants to make contributions by salary reduction pursuant to section 401(k) of the Internal Revenue Code. The Company matches 50% of the first 8% of compensation that is contributed by each participating employee to the plan. The Company’s contributions to the plan were $134,000 in fiscal 2006, $114,000 in fiscal 2005 and $96,000 in fiscal 2004.

MAD CATZ INTERACTIVE, INC.

Notes to Consolidated Financial Statements—(Continued)

(11) Geographic Data

The Company’s sales are attributed to the following geographic regions (in thousands):

	2006	2005	2004
Net sales:
United States	$72,172	$91,436	$81,434
Canada	8,892	9,419	6,644
Europe	19,373	10,981	10,128
Other countries	331	235	3,937

	$100,768	$112,071	$102,143

Revenue is attributed to geographic regions based on the location of the customer. During the years ended March 31, 2006 and 2005, three customers individually accounted for at least 10% of the Company’s gross sales, for a combined total of 52% and 47%, respectively, of gross sales. During the year ended March 31, 2004 two customers individually accounted for at least 10% of the Company’s gross sales, for a combined total of 39% of gross sales.

The Company’s property and equipment, goodwill and intangible assets are attributed to the following geographic regions (in thousands):

	2006	2005
Property and equipment:
United States	$2,224	$1,721
International	198	101
Canada	5	9

	2,427	1,831

Goodwill and intangible assets:
United States	2,634	3,438
Canada	22,363	21,455

	24,997	24,893

	$27,424	$26,724

MAD CATZ INTERACTIVE, INC.

Notes to Consolidated Financial Statements—(Continued)

(12) Quarterly Financial and Market Information (Unaudited)

	Quarter Ended
(Amounts in thousands, except per share data)	June 30	Sept. 30	Dec. 31	Mar 31
Fiscal 2006 Consolidated:
Net sales	$14,792	$23,744	$44,989	$17,243
Gross profit	2,318	4,058	6,666	383
Operating income (loss)	(2,496)	(1,513)	(119)	(5,023)
Net income (loss)	(2,112)	(1,221)	5	(3,325)
Net income (loss) per share—basic	(0.04)	(0.02)	0.00	(0.06)
Net income (loss) per share—diluted	(0.04)	(0.02)	0.00	(0.06)
Common stock price per share:
High	1.73	1.17	0.99	0.79
Low	1.02	0.64	0.64	0.51
Fiscal 2005 Consolidated:
Net sales	$16,719	$20,670	$52,844	$21,838
Gross profit	4,114	5,042	13,248	5,246
Operating income (loss)	58	805	6,127	1,908
Net income (loss)	(221)	333	3,866	604
Net income (loss) per share—basic	(0.01)	0.01	0.07	0.02
Net income (loss) per share—diluted	(0.01)	0.01	0.07	0.02
Common stock price per share:
High	0.79	0.61	0.86	1.83
Low	0.54	0.43	0.49	0.81

(13) Differences Between Accounting Principles Generally Accepted in the United States and in Canada

These consolidated financial statements have been prepared in accordance with U.S. GAAP. In certain respects, U.S. GAAP differs from Canadian GAAP. Reconciliation of net income determined in accordance with U.S. GAAP to net income determined under Canadian GAAP follows (in thousands):

	2006	2005	2004
Net income (loss), as reported	$(6,653)	$4,582	$1,062
Stock-based compensation—options grants (a)	(121)	(245)	(195)
Stock-based compensation—option repricing (b)	—	(12)	(16)

Net income (loss) in accordance with Canadian GAAP	$(6,774)	$4,325	$851

Net income per share in accordance with Canadian GAAP basic and diluted	$(0.12)	$0.08	$0.02

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

MAD CATZ INTERACTIVE, INC.

Notes to Consolidated Financial Statements—(Continued)

(Section 3870), “Stock-based Compensation and Other Stock-based Payments,” the Company would have adopted the fair value method of accounting for stock options on a retroactive basis, with prior periods restated.

(b) Stock-Based Compensation—Option Repricing

Under U.S. GAAP, the Company measures compensation using the intrinsic value method as specified by Accounting Principles Board Opinion 25. In September 2001, upon approval by the shareholders of the Company, an aggregate of 912,000 options with exercise prices ranging from Cdn. $0.94 to Cdn. $3.25 were repriced to Cdn. $0.84. An additional 100,000 options at Cdn. $2.00 were repriced to Cdn. $0.90. At March 31, 2006, all of the repriced options had been exercised or cancelled. At March 31, 2005 and 2004, the number of repriced options that had not been exercised or cancelled totaled 21,000 and 401,000, respectively. Under U.S. GAAP, subsequent to the repricing, these options are considered variable. Based on the March 31, 2005 and 2004 share prices, the Company reduced previously recorded expense by $12,000 and $16,000 in fiscal 2005 and 2004, respectively (initial expense of $517,000 was recognized for the year ended March 31, 2002), related to the repricing of the above noted options. Under Canadian GAAP there is no compensation expense recorded for the stock option repricing.

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

MAD CATZ INTERACTIVE, INC.

Notes to Consolidated Financial Statements—(Continued)

(d) Canadian GAAP Financial Statements

Consolidated Balance Sheets

March 31, 2006 and 2005

(in thousands of U.S. dollars)

	2006				2005
	U.S. GAAP (as reported)	Differences	Notes	Canadian GAAP	U.S. GAAP (as reported)	Differences	Notes	Canadian GAAP
Assets
Current assets:
Cash	$1,607	$—		$1,607	$1,085	$—		$1,085
Accounts receivable, net	12,024	—		12,024	17,549	—		17,549
Other receivables	429	—		429	1,804	—		1,804
Inventories	18,390	—		18,390	26,865	—		26,865
Income taxes receivable	1,275	—		1,275	—	—		—
Deferred tax assets	2,586	—		2,586	3,636	—		3,636
Other current assets	1,661	—		1,661	895	—		895

Total current assets	37,972	—		37,972	51,834	—		51,834
Deferred tax assets	3,339	—		3,339	578	—		578
Property and equipment, net	2,427	—		2,427	1,831	—		1,831
Intangible assets, net	2,634	—		2,634	3,438	—		3,438
Goodwill	22,363	—		22,363	21,455	—		21,455

Total assets	$68,735	$—		$68,735	$79,136	$—		$79,136

Liabilities and Shareholders’ Equity
Current liabilities:
Bank loan	$8,581	$—		$8,581	$12,100	$—		$12,100
Accounts payable	19,502	—		19,502	19,209	—		19,209
Accrued liabilities	3,800	—		3,800	3,434	—		3,434
Accrued taxes payable	—	—		—	1,490	—		1,490

Total current liabilities	31,883	—		31,833	36,233	—		36,233
Shareholders’ equity:
Common stock	46,746	752	(1)	47,498	46,746	631	(1)	47,377
Accumulated other comprehensive income	7,116	—		7,116	6,514	—		6,514
Accumulated deficit	(17,010)	(752)	(1)	(17,762)	(10,357)	(631)	(1)	(10,988)

Total shareholders’ equity	36,852	—		36,852	42,903	—		42,903

Total liabilities and shareholders’ equity	$68,735	$—		$68,735	$79,136	$—		$79,136

(1)	See Note 13 (a) and 13 (b)

MAD CATZ INTERACTIVE, INC.

Notes to Consolidated Financial Statements—(Continued)

Consolidated Statements of Operations

Years ended March 31, 2006, 2005 and 2004

(in thousands of U.S. dollars, except per share and share data)

	2006				2005				2004
	U.S. GAAP (as reported)	Differ- ences	Notes	Canadian GAAP	U.S. GAAP (as reported)	Differ- ences	Notes	Canadian GAAP	U.S. GAAP (as reported)	Differ- ences	Notes	Canadian GAAP
Net sales	$100,768	$—		$100,768	$112,071	$—		$112,071	$102,143	$—		$102,143
Cost of sales	87,343	(730)	(2)	86,613	84,421	(777)	(2)	83,644	79,803	(725)	(2)	79,078

Gross profit	13,425	730		14,155	27,650	777		28,427	22,340	725		23,065
Operating expenses:
Sales and marketing	12,252	(182)	(2)	12,070	10,053	(131)	(2)	9,922	11,166	(148)	(2)	11,018
General and administrative	7,915	(145)	(2)	7,770	6,998	(108)	(2)	6,890	6,459	(115)	(2)	6,344
Research and development	1,605	(43)	(2)	1,562	897	(21)	(2)	876	1,079	(23)	(2)	1,056
Stock-based compensation	—	121	(1)	121	—	245	(1)	245	—	195	(1)	195
Depreciation and amortization	—	1,100	(2)	1,100	—	1,048	(2)	1,048	—	1,027	(2)	1,027
Amortization of intangible assets	804	—		804	804	—		804	804	—		804

Total operating expenses	22,576	851		23,427	18,752	1,033		19,785	19,508	936		20,444

Operating income (loss)	(9,151)	(121)		(9,272)	8,898	(256)		8,642	2,832	(211)		2,621
Interest expense, net	(1,395)	—		(1,395)	(1,203)	—		(1,203)	(1,330)	—		(1,330)
Foreign exchange gain (loss), net	(765)	—		(765)	(582)	—		(582)	91	—		91
Other income	484	—		484	202	—		202	98	—		98

Income before income taxes	(10,827)	(121)		(10,948)	7,315	(256)		7,059	1,691	(211)		1,480
Income tax expense (benefit)	(4,174)	—		(4,174)	2,733	—		2,733	629	—		629

Net income	$(6,653)	$(121)		$(6,774)	$4,582	$(256)		$4,326	$1,062	$(211)		$851

Net income per share:
Basic	$(0.12)	$—		$(0.12)	$0.09	$(0.01)		$0.08	$0.02	$—		$0.02

Diluted	$(0.12)	$—		$(0.12)	$0.08	$—		$0.08	$0.02	$—		$0.02

Number of shares used in per share computations:
Basic	54,244,383	—		54,244,383	53,506,289	—		53,506,289	53,286,248	—		53,286,248

Diluted	54,244,383	—		54,244,383	54,481,162	—		54,481,162	53,983,127	—		53,983,127

(1)	See Note 13 (a)
(2)	See Note 13 (b) and 13 (c)

MAD CATZ INTERACTIVE, INC.

Notes to Consolidated Financial Statements—(Continued)

Consolidated Statements of Cash Flows

Years ended March 31, 2006, 2005 and 2004

(in thousands of U.S. dollars)

	2006			2005			2004
	U.S. GAAP (as reported)	Differ- ences	Canadian GAAP	U.S. GAAP (as reported)	Differ- ences	Canadian GAAP	U.S. GAAP (as reported)	Differ- ences	Canadian GAAP
Cash flows from operating activities:
Net income (loss)	$(6,653)	$(121)	$(6,774)	$4,582	$(256)	$4,326	$1,062	$(211)	$851
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	1,904	—	1,904	1,852	—	1,852	1,831	—	1,831
Amortization of deferred financing fees	—	—	—	—	—	—	239	—	239
(Gain) loss on disposals of assets	(5)	—	(5)	41	—	41	—	—	—
Tax benefit of stock options exercised	—	—	—	117	—	117	—	—	—
Stock-based compensation	—	121	121	(12)	256	244	(16)	211	195
Foreign exchange (gains) losses	765	—	765	582	—	582	(91)	—	(91)
Deferred tax assets	(1,711)	—	(1,711)	(1,167)	—	(1,167)	(102)	—	(102)
Changes in operating assets and liabilities:
Accounts receivable	5,334	—	5,334	(824)	—	(824)	477	—	477
Other receivables	1,375	—	1,375	(1,356)	—	(1,356)	(448)	—	(448)
Inventories	8,318	—	8,318	(9,970)	—	(9,970)	1,901	—	1,901
Other current assets	(766)	—	(766)	602	—	602	(398)	—	(398)
Accounts payable	360	—	360	7,968	—	7,968	(1,918)	—	(1,918)
Accrued liabilities	412	—	412	908	—	908	(542)	—	(542)
Income taxes receivable/payable	(2,765)	—	(2,765)	514	—	514	1,547	—	1,547

Net cash provided by operating activities	6,568	—	6,568	3,837	—	3,837	3,542	—	3,542

Cash flows from investing activities:
Purchases of property and equipment	(1,703)	—	(1,703)	(1,402)	—	(1,402)	(911)	—	(911)

Net cash used in investing activities	(1,703)	—	(1,703)	(1,402)	—	(1,402)	(911)	—	(911)

Cash flows from financing activities:
Bank loan	(3,519)	—	(3,519)	(3,082)	—	(3,082)	(1,895)	—	(1,895)
Proceeds from issuance of common stock	—	—	—	558	—	558	158	—	158

Net cash used in financing activities	(3,519)	—	(3,519)	(2,524)	—	(2,524)	(1,737)	—	(1,737)

Effects of foreign exchange on cash	(824)	—	(824)	(554)	—	(554)	(400)	—	(400)

Net increase (decrease) in cash	522	—	522	(643)	—	(643)	494	—	494
Cash, beginning of year	1,085	—	1,085	1,728	—	1,728	1,234	—	1,234

Cash, end of year	$1,607	$—	$1,607	$1,085	$—	$1,085	$1,728	$—	$1,728

Supplemental cash flow information:
Income taxes paid	$270	$—	$270	$3,613	$—	$3,613	$244	$—	$244

Interest paid	$1,407	$—	$1,407	$1,094	$—	$1,094	$989	$—	$989

SCHEDULE II

Mad Catz Interactive, Inc.

Valuation and Qualifying Accounts

Years Ended March 31, 2006, 2005 and 2004

(in thousands of U.S. dollars)

	Additions
Description	Balance at Beginning of Period	Revenue Reductions (A)	Expenses and Other Costs (B)	Deductions (C)	Balance at End of Period
Year Ended March 31, 2006
Allowance for Doubtful Accounts, Cooperative Advertising, Price Protection and Sales Returns	$(6,329)	$(10,017)	$(5,742)	$16,890	$(5,198)
Year Ended March 31, 2005
Allowance for Doubtful Accounts, Cooperative Advertising, Price Protection and Sales Returns	$(5,971)	$(13,525)	$(4,337)	$17,504	$(6,329)
Year Ended March 31, 2004
Allowance for Doubtful Accounts, Cooperative Advertising, Price Protection and Sales Returns	$(5,711)	$(13,730)	$(4,939)	$18,409	$(5,971)

(A)	Includes increases in allowance for sales returns, price protection and other sales allowances including volume discounts.
(B)	Includes increase in allowance related to doubtful accounts and cooperative advertising. Also includes the translation effect of using the average exchange rate for expense items and the year-ended exchange rate for the balance sheet item (allowance account).
(C)	Includes actual write-offs of sales returns, price protection and uncollectible accounts receivable, net of recoveries and the reversal of unused cooperative advertising funds.