Form 10-Q
period 2006-06-30
MAD CATZ INTERACTIVE INC
filed 2006-08-14
CIK 1088162

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2006

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES  ☑    NO  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filers” in Rule 12b-2 of the Exchange Act.

Large accelerated filer  ☐                    Accelerated filer  ☐                    Non-accelerated filer  ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑

There were 54,244,383 shares of the registrant’s common stock issued and outstanding as of August 8, 2006.

MAD CATZ INTERACTIVE, INC.

FORM 10-Q

FOR THE PERIOD ENDED JUNE 30, 2006

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

MAD CATZ INTERACTIVE, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands of U.S. dollars)

(unaudited)

	June 30, 2006	March 31, 2006
Assets
Current assets:
Cash	$1,721	$1,607
Accounts receivable, net of allowances of $4,975 and $5,198 at June 30, 2006 and March 31, 2006, respectively	13,000	12,024
Other receivables	—	429
Inventories	14,203	18,390
Income taxes receivable	1,385	1,275
Deferred tax assets	2,586	2,586
Other current assets	1,279	1,661

Total current assets	34,174	37,972

Deferred tax assets	3,735	3,339
Property and equipment, net	2,172	2,427
Intangible assets, net	2,433	2,634
Goodwill	23,312	22,363

Total assets	$65,826	$68,735

Liabilities and Shareholders’ Equity
Current liabilities:
Bank loan	$12,811	$8,581
Accounts payable	12,204	19,502
Accrued liabilities	3,613	3,800

Total current liabilities	28,628	31,883

Shareholders’ equity:
Common stock, no par value, unlimited shares authorized; 54,244,383 shares issued and outstanding at June 30, 2006 and March 31, 2006	46,746	46,746
Accumulated other comprehensive income	8,338	7,116
Accumulated deficit	(17,886)	(17,010)

Total shareholders’ equity	37,198	36,852

Total liabilities and shareholders’ equity	$65,826	$68,735

See accompanying notes to consolidated financial statements.

MAD CATZ INTERACTIVE, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

(in thousands of U.S. dollars, except per share data)

	Three Months Ended June 30,
	2006	2005
Net sales	$18,141	$14,792
Cost of sales	14,393	12,474

Gross profit	3,748	2,318
Operating expenses:
Sales and marketing	2,544	2,469
General and administrative	1,940	1,666
Research and development	219	478
Amortization of intangible assets	201	201

Total operating expenses	4,904	4,814

Operating loss	(1,156)	(2,496)
Interest expense, net	(273)	(326)
Foreign exchange gain (loss), net	162	(360)
Other income	57	114

Loss before income taxes	(1,210)	(3,068)
Income tax benefit	(334)	(956)

Net loss	$(876)	$(2,112)

Basic and diluted net loss per share	$(0.02)	$(0.04)

Shares used in calculating basic and diluted net loss per share	54,244,383	54,244,383

See accompanying notes to consolidated financial statements.

MAD CATZ INTERACTIVE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(in thousands of U.S. dollars)

	Three Months Ended June 30,
	2006	2005
Cash flows from operating activities:
Net loss	$(876)	$(2,112)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	511	453
Loss on disposals of assets	—	1
Foreign exchange (gain) loss	(162)	360
Deferred tax assets	(396)	—
Changes in operating assets and liabilities:
Accounts receivable	(812)	5,192
Other receivables	429	1,638
Inventories	4,328	1,644
Income taxes receivable	(110)	(1,013)
Other current assets	390	(954)
Accounts payable	(7,319)	(7,181)
Accrued liabilities	(257)	(1,110)

Net cash used in operating activities	(4,274)	(3,082)

Cash flows from investing activities:
Purchases of property and equipment	(55)	(551)

Net cash used in investing activities	(55)	(551)

Cash flows from financing activities:
Increase in bank loan	4,230	4,483

Net cash provided by financing activities	4,230	4,483

Effects of foreign exchange on cash	213	(370)

Net increase in cash	114	480
Cash, beginning of period	1,607	1,085

Cash, end of period	$1,721	$1,565

Supplemental cash flow information:
Income taxes paid	$176	$56

Interest paid	$282	$299

See accompanying notes to consolidated financial statements.

MAD CATZ INTERACTIVE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(1) Description of Business and Summary of Significant Accounting Policies

Mad Catz Interactive, Inc. (the “Company”) is a corporation incorporated under the Canada Business Corporations Act. The Company’s products are designed, manufactured (primarily through third parties), marketed and distributed for all major console based video game systems. The Company’s products include video game accessories of all types, such as control pads, steering wheels, joysticks, memory cards, video cables, light guns, dance pads, microphones, car adapters and carry cases. The also markets game enhancement software, distributes video game software and related accessories and publishes video game titles.

The accompanying consolidated financial statements include the accounts of Mad Catz Interactive, Inc. and its subsidiaries. The information furnished is unaudited and consists of only normal recurring adjustments that, in the opinion of management, are necessary to provide a fair statement of the results for the interim periods presented. Interim operating results are not necessarily indicative of operating results expected in subsequent periods or for the year as a whole. These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and the related notes included in the Company’s Annual Report on Form 10-K for the year ended March 31, 2006 as filed with the United States Securities and Exchange Commission (“SEC”).

Use of Estimates

The preparation of financial statements in conformity with accounting principals generally accepted in the United States (“U.S. GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the year. Actual results could differ from those estimates.

Revenue Recognition

The Company recognizes revenue based on the applicable provisions of Staff Accounting Bulletin No. 104, “Revenue Recognition” and on the criteria set forth in Statement of Position 97-2, “Software Revenue Recognition.” Accordingly, the Company recognizes revenue when (1) there is persuasive evidence that an arrangement with the customer exists, which is generally a customer purchase order, (2) the products are delivered, which occurs when the products are shipped and risk of loss has been transferred to the customer, (3) the selling price is fixed or determinable and (4) collection of the customer receivable is deemed probable. The Company’s payment arrangements with customers typically provide net 30 and 60-day terms.

Revenue from sales to authorized resellers are subject to terms allowing price protection, certain rights of return and allowances for volume rebates and cooperative advertising. Allowances for price protection are recorded when the price protection program is approved. Allowances for estimated future returns, cooperative advertising and volume rebates are provided upon recognition of revenue. Such amounts are estimated and periodically adjusted based on historical and anticipated rates of returns, inventory levels and other factors and are recorded as operating expenses or as a reduction of sales in accordance with EITF 01-9.

Software Development Costs

Software development costs primarily consist of payments made to independent software developers under development agreements. The Company accounts for software development costs in accordance with SFAS No. 86, “Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed,” which provides for the capitalization of certain software development costs incurred after technological feasibility of the software is established or for development costs that have alternative future uses. Under the Company’s current practice of developing new products, the technological feasibility of the underlying software is not established until substantially all product development is complete and the first playable version is delivered. Software development costs of approximately $215,000 are included in other current assets as of June 30, 2006 and will be amortized over the estimated lives of the products, beginning when the products are released for sale.

Royalties and Intellectual Property Licenses

Royalty and license expenses consist of royalties and license fees paid to intellectual property rights holders for use of their trademarks, copyrights, software, technology or other intellectual property or proprietary rights in the development or sale of the Company’s products. Royalty-based payments that are paid in advance are generally capitalized and expensed to cost of sales at the greater of the contractual or effective royalty rate based on net product sales.

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

Advertising

Advertising costs are expensed as incurred and amounted to $1,236,000 and $897,000 for the three-month periods ended June 30, 2006 and 2005, respectively. Cooperative advertising with distributors and retailers is recorded when revenue is recognized and such amounts are included in sales and marketing expense if there is a separate identifiable benefit with an estimable fair value. Otherwise, such costs are recognized as a reduction of sales.

Stock-Based Compensation

On April 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123(R) (“SFAS 123R”) related to accounting for share-based payments and, accordingly, compensation expense is now recorded for share-based awards based upon an assessment of the grant date fair value of the awards. Prior to April 1, 2006, share based compensation was accounted for in accordance with Accounting Principles Board Opinion No. 25. Accordingly, no compensation expense was recognized when the exercise price of an employee stock option was equal to the common share market price on the grant date and all other terms were fixed. The Company is using the modified prospective method of adoption, which requires that compensation expense be recorded for all unvested stock options and restricted stock beginning in fiscal 2007 as the requisite service is rendered. The provisions of SFAS 123R apply to new awards and to awards that are outstanding on the effective date and subsequently modified or cancelled. The Company will also continue to use the Black-Scholes option-pricing model, which is an acceptable option valuation model in accordance with SFAS 123R, to estimate the value of stock options granted to employees. There were no stock option grants during the three months ended June 30, 2006 or 2005. During the three months ended June 30, 2006 all outstanding options were fully vested. Compensation expense was not material. As a result, the adoption had no impact on the Company’s consolidated results of operations, earnings per share or cash flows.

The following table reflects pro forma net earnings and earnings per share for the three months ended June 30, 2005 assuming the Company had applied the fair value method (in thousands except per share data):

Net loss as reported	$(2,112)
Stock based compensation using the fair value method	(38)

Pro forma net loss	$(2,150)

Net loss per common share:
Basic and diluted net loss per share—as reported	$(0.04)

Basic and diluted net loss per share—pro forma	$(0.04)

A summary of option activity as of June 30, 2006 and changes during the three months then ended is presented as follows:

Stock options outstanding:	Options	Weighted- Average Exercise Price	Weighted Average Remaining Contractual Life in Years
Balance at April 1, 2006	2,099,333	$0.99
Options granted	—
Options exercised	—
Options cancelled	(521,000)	$1.22

Balance at June 30, 2006	1,578,333	$0.97	1.7
Exercisable at June 30, 2006	1,578,333	$0.97	1.7

Recent Accounting Pronouncements

In July 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109 (“FIN 48”), which clarifies the accounting for uncertainty in tax positions. FIN 48 prescribes a recognition threshold and measurement process for recording in the financial statements uncertain tax provisions taken or expected to be taken in a tax return. Additionally, FIN 48 provides guidance on the de-recognition, classification, accounting in interim periods and disclosure requirements for uncertain tax positions. The accounting provisions of FIN 48 will be effective for the Company beginning April 1, 2008. The Company is in the process of determining the effect, if any, the adoption of FIN 48 will have on its financial statements.

(2) Inventories

Inventories consist of the following (in thousands):

	June 30, 2006	March 31, 2006
Raw materials	$1,418	$1,078
Finished goods	12,781	17,311
Packaging materials and accessories	4	1

Inventories	$14,203	$18,390

(3) Property and Equipment

Property and equipment consist of the following (in thousands):

	June 30, 2006	March 31, 2006
Molds	$3,533	$3,513
Computer equipment and software	2,417	2,236
Manufacturing and office equipment	595	580
Furniture and fixtures	320	318
Assets not yet in service	—	163
Leasehold improvements	418	418

	7,283	7,228
Less: Accumulated depreciation and amortization	(5,111)	(4,801)

Property and equipment, net	$2,172	$2,427

Depreciation and amortization expense associated with property and equipment amounted to $310,000 and $252,000 for the three months ended June 30, 2006 and 2005, respectively.

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

	Cost	Accumulated Amortization at June 30, 2006	Net Book Value at June 30, 2006	Net Book Value at March 31, 2006	Useful life (years)
Trademarks	$4,112	$1,909	$2,203	$2,350	7
Copyrights	514	352	162	188	5
Website	457	389	68	96	4

Intangible assets	$5,083	$2,650	$2,433	$2,634

(5) Bank Loan

The Company has a Credit Facility with Wachovia Capital Finance Corporation (Central) (“Wachovia”), formerly Congress Financial Corporation (Central) to borrow up to $35 million under a revolving line of credit subject to the availability of eligible collateral (accounts receivable and inventories), which changes throughout the year. The line of credit accrues interest on the daily outstanding balance at the U.S. prime rate plus 0.25% per annum, and must be repaid in United States dollars. At June 30, 2006 the interest rate was 8.25%. In addition, the Company is required to pay a monthly service fee of $2,000 and an unused line fee equal to 0.25%. The Credit Facility is secured by a first priority interest in the inventories, equipment, accounts receivable and investment properties of Mad Catz, Inc. (“MCI”) and by a pledge of all of the capital stock of the Company’s subsidiaries and is guaranteed by the Company. In addition, the Company is required, monthly, under the Credit Facility to meet a consolidated tangible net worth covenant.

The Company has also been granted an additional $10 million line of credit from Wachovia to be used for acquisition purposes under the same conditions and terms as the lines of credit described above. At June 30, 2006, no portion of this line was outstanding.

The Credit Facility with Wachovia is scheduled to expire on September 25, 2006. On August 9, 2006, the Company and Wachovia entered into a Third Amending Agreement to the Credit Agreement, which eliminates the requirement that Wachovia provide to the Company at least sixty days’ prior notice of its intention to extend the Credit Agreement for an additional year, and provides that Wachovia may provide such notice at any time prior to the then current renewal date. As a result of the amendment the Credit Facility will automatically renew for an additional one-year period unless either party gives written notice to the other party seeking to terminate the Credit Facility prior to the expiration date. Although Wachovia has extended the expiration date of the Credit Facility in each of the last two fiscal years, the Company does not know the likelihood that Wachovia will agree to further extend the expiration of the Credit Facility following September 25, 2006. The Company is reviewing its alternatives with respect to extending the term of the Credit Agreement and expects to continue to renew the Credit Agreement or obtain new financing prior to the current September 25, 2006 termination date.

(6) Commitments and Contingencies

Leases

The Company is obligated under certain non-cancelable operating leases, primarily for warehouses and office space. Total future minimum lease commitments under operating leases as of June 30, 2006 are as follows (in thousands):

Fiscal Year Ending March 31:
2007 (remaining 9 months)	$744
2008	838
2009	602
2010	111

$2,295

Royalty and License Agreements

The Company has license agreements to utilize existing design and utility technology with its products. The Company also has royalty agreements for use of licensed trademarks and celebrity endorsements. These agreements have royalty and license fees based on different percentages of certain types of sales or a predetermined amount per unit. Royalty and license expenses were $1,017,000 and $449,000 for the quarters ended June 30, 2006 and June 30, 2005, respectively. The minimum amount due under royalty and license agreements for the remainder of fiscal year 2007 is approximately $966,000, which includes several new agreements for distribution of licensed product.

Legal Proceedings

On February 10, 2003, Electro Source, LLC (“Electro Source”) filed a complaint against MCI, and Fire International, Ltd. (“Fire”), as well as other defendants, in the Superior Court in Los Angeles County, California entitled, Electro Source, LLC v. Fire International, Ltd., et al., Case No. BC 290076. On or about November 18, 2003, Electro Source amended its complaint to add us as a defendant. In its amended complaint, Electro Source asserted claims against us and MCI alleging misappropriation of trade secrets, conspiracy to defraud, interference with contractual relationship and interference with prospective economic advantage in connection with Fire’s agreement to supply MCI with product to be marketed under the GameShark brand and for the termination of Fire’s alleged prior business relationship with Electro Source.

Electro Source moved for a temporary restraining order to prevent MCI from marketing or otherwise distributing the GameShark products. After a hearing on the matter, the Court denied Electro Source’s motion and refused to enter the temporary restraining order. The parties have engaged in written and oral discovery, including depositions. On February 17, 2005, MCI filed a cross-complaint against Electro Source alleging false advertising, state and federal unfair competition, libel per se, and trade libel arising out of certain advertisements and internet statements. Discovery is proceeding on the cross-complaint. On July 29, 2005, the Court denied the Company’s motions for summary judgment, and on August 26, 2005, the Court denied the Company’s motion for summary adjudication as to the plaintiff’s claim for intentional interference with contract. Trial in this matter commenced on May 15, 2006 and closing arguments were completed on June 9, 2006. On June 19, 2006, the jury rendered a verdict on MCI’s cross-complaint finding that the advertisement and other statements in question did not satisfy the legal elements of defamation. On June 21, 2006, the jury rendered a verdict finding that MCI was not liable for any alleged misappropriation of trade secrets. On June 23, 2006 the jury rendered a verdict finding that MCI was not liable for conspiracy to defraud or intentional interference with prospective economic advantage. The only remaining claim against MCI is a claim for interference with contract, which claim could not be decided because the jury deadlocked on the issue of whether a contract existed between Fire and Electro Source. The judge declared a mistrial with respect to this issue. A status conference was held on July 25, 2006 to set a date for a new trial on the issue of whether a contract existed between Electro Source and Fire, whether such contract was breached and whether MCI interfered with any such contract. Trial as those issues has been set for March 1, 2007. While the Company intends to vigorously defend this matter, there can be no guarantee that the Company will ultimately prevail or that damages will not be assessed against us. An adverse determination by the Court or jury could require payment of damages and seriously impact our revenues and our ability to continue to distribute the GameShark products.

On or about May 2, 2005, MCI was served with a lawsuit filed by Freedom Wave LLC in the United States District Court for the Central District of California entitled, Freedom Wave LLC. v. Mad Catz, Inc. et al., Case No CV5 2954NM (PLAx). The complaint alleges that certain MCI products infringe U.S. patent numbers 6,878,066 and 6,280,327 (“ ‘327 Patent”). MCI answered, denying the allegation in the complaint. The 6,280,327 patent is under reexamination by the patent and trademark office. The parties have agreed that until the ‘327 Patent comes out of reexamination, the case should be dismissed, without prejudice to Freedom Wave refilling its claims at a later date.

On July 14, 2005, the Company was served with a lawsuit filed in the United States District Court for the District of Texas, Marshall Division entitled Konami Corporation v. Roxor Games, Inc., Case No. 02-05cv-173. The complaint alleges that the Company’s MC Groovz Dance Craze product violates U.S. patent number 6,410,835. Trial has been set for January 16, 2007. Discovery continues. On January 10, 2006, the Company received a letter from Konami Corporation asserting that Pump It Up:Exceed, which the Company distributes on behalf of Mastiff, LLC, also infringes the claims of the 6,410,835 patent and demanded that the Company cease all sales and offers to sell Pump It Up:Exceed. While we intend to vigorously defend the allegations of the complaint and if necessary to seek indemnification from the manufacturers of Pump It Up:Exceed, there can be no guarantee that the Company will ultimately prevail, that damages will not be assessed against us, or that we will not be prohibited from producing or marketing certain of our products.

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

Comprehensive income (loss) for the three months ended June 30, 2006 and 2005 consists of the following components (in thousands):

	Three Months Ended June 30,
	2006	2005
Net loss	$(876)	$(2,112)
Foreign currency translation adjustment	1,222	(255)

Comprehensive income (loss)	$346	$(2,367)

The foreign currency translation adjustments are not adjusted for income taxes as they relate to indefinite investments in non-U.S. subsidiaries.

(8) Basic and Diluted Net Loss per Share

Basic earnings per share exclude any dilutive effects of options, shares subject to repurchase or warrants. Diluted earnings per share include the impact of potentially dilutive securities.

Outstanding options to purchase an aggregate of 1,578,333 and 2,120,833 shares of the Company’s common stock for the three months ended June 30, 2006 and 2005 were excluded from diluted net loss per share calculations because inclusion of such options would have an anti-dilutive effect on losses in these periods.

(9) Geographic Data

The Company’s sales are attributed to the following geographic regions (in thousands):

	Three months ended June 30,
	2006	2005
Net sales:
United States	$13,689	$10,646
Canada	1,881	996
Europe	2,462	3,118
Other countries	109	32

	$18,141	$14,792

Revenue is attributed to geographic regions based on the location of the customer. During the three months ended June 30, 2006, two customers individually accounted for at least 10% of the Company’s gross sales, one accounted for 24% and the second for 17% of the Company’s gross sales for a combined total of 41% of gross sales. During the three months ended June 30, 2005, two customers individually accounted for at least 10% of the Company’s gross sales, one accounted for 24% and the second for 23% of the Company’s gross sales for a combined total of 47% of gross sales.

The Company’s property and equipment, goodwill and intangible assets are attributed to the following geographic regions (in thousands):

	June 30, 2006	March 31, 2006
Property and equipment:
United States	$1,986	$2,224
Other Countries	181	198
Canada	5	5

	2,172	2,427

Goodwill and intangible assets:
United States	2,433	2,634
Canada	23,312	22,363

	25,745	24,997

	$27,917	$27,424

(10) Differences Between Accounting Principles Generally Accepted in the United States and in Canada

The consolidated financial statements to which these notes relate have been prepared in accordance with U.S. GAAP. In certain respects, U.S. GAAP differs from accounting principal generally accepted in Canada (“Canadian GAAP”). Reconciliation of net income determined in accordance with U.S. GAAP to net income determined under Canadian GAAP follows (in thousands, except per share data):

	Three months ended June 30,
	2006	2005
Net loss, as reported	$(876)	$(2,112)
Stock-based compensation—options grants	—	(38)

Net loss in accordance with Canadian GAAP	$(876)	$(2,150)

Net loss per share in accordance with Canadian GAAP, basic and diluted	$(0.02)	$(0.04)

The area of material difference between United States and Canadian GAAP and their impact on the consolidated financial statements of the Company is described below:

Stock-Based Compensation—Option Grants

Under U.S. GAAP, during the three months ended June 30, 2005 the Company accounted for its stock-based employee compensation plan using the intrinsic value method under the recognition and measurement principles of APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and related Interpretations. For purposes of Canadian GAAP, under the transitional provisions of the Canadian Institute of Chartered Accountants (CICA) Handbook Section 3870 (Section 3870), “Stock-based Compensation and Other Stock-based Payments,” the Company would have adopted the fair value method of accounting for stock options on a retroactive basis, with prior periods restated. As of April 1, 2006, the Company adopted SFAS 123R and as a result there is no difference in accounting for stock options between U.S. GAAP and Canadian GAAP during the three months ended June 30, 2006.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

This section contains forward-looking statements involving risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors including those set out under Forward-looking Statements herein and in “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended March 31, 2006 and in Part II Other Information – Item 1A. Risk Factors in this Quarterly Report on Form 10-Q. The following discussion should be read in conjunction with our consolidated financial statements and related notes included in this Form 10-Q and in our Annual Report on Form 10-K for the fiscal year ended March 31, 2006.

Overview

Our Business

We are a leading provider of video game accessories and software marketed under the Mad Catz and GameShark brands. We design, manufacture (primarily through third parties in Asia), market and distribute accessories for all major video game platforms, including the Microsoft Xbox and Xbox 360; Nintendo GameCube, Game Boy Advance, Game Boy Advance SP, DS, N64 and Micro; and Sony PlayStation, PlayStation 2 and PSP. In addition, we design, manufacture (primarily through third parties in Asia), market and distribute accessories for the Apple iPod. Our products include video game accessories of all types, such as control pads, steering wheels, joysticks, memory cards, video cables, light guns, dance pads, microphones, car adapters and carry cases. We also market game enhancement software, distribute video game software and related accessories and publish video game titles.

Seasonality

We generate a substantial percentage of our net sales in the last three months of every calendar year, our fiscal third quarter. Our quarterly results of operations can be expected to fluctuate significantly in the future, as a result of many factors, including: seasonal influences on our sales; unpredictable consumer preferences and spending trends; the introduction of new video game platforms; the need to increase inventories in advance of our primary selling season; and timing of introductions of new products. See further discussion under “Results of Operations – Net Sales” below.

Transition to Next-Generation Consoles

Our industry is cyclical and we believe it is now in a transition stage entering into the next cycle. The transition began with the release of Microsoft’s Xbox 360 in November 2005 and we expect it to continue with releases by Sony and Nintendo by the end of 2006, with a total of three new video game consoles being introduced into the market. Upon release of the Xbox 360 we were a licensee with rights to officially market a full range of accessories compatible with the Xbox 360. Continuing through this transition, we also intend to develop and market a range of accessories that are compatible with the new console systems to be introduced by Sony and Nintendo, as well as continue to provide accessories to the significant installed base of current consoles in the marketplace.

The transition of consoles provides an opportunity for us to market products to the value-oriented consumer. Until we have had an opportunity to fully evaluate the technology used by the first party manufacturers, we will be unable to determine the extent to which we will be able to design and manufacture accessories that are compatible with all of the new video game consoles.

Foreign Currency

During the first quarter of fiscal 2007, approximately 25% of total net sales were transacted outside of the United States. The majority of our international business is presently conducted in currencies other than the U.S. dollar. As such we are exposed to translation adjustments when converting under the current rate method our foreign subsidiaries functional currency financial statements to U.S. dollar, which is our reporting currency. Translation adjustments are reported as accumulated other comprehensive income in the shareholders’ equity section of the balance sheet; whereas, foreign currency transaction gains and losses both unrealized and realized, arising from normal business operations are credited to or charged against earnings in the period incurred. As a result, fluctuations in the value of the currencies in which business is conducted relative to the U.S. dollar or the subsidiaries respective functional currencies will cause currency transaction gains and losses, which we have experienced in the past and continue to experience. Due to the substantial volatility of currency exchange rates, among other factors, we cannot predict the effect of exchange rate fluctuations upon future operating results. There can be no assurances that we will not experience currency losses in the future. During the three months of fiscal 2007 and in fiscal 2006, we did not hedge against foreign currency exposure and we cannot predict the effect foreign currency fluctuations will have on us during the remainder of fiscal 2007.

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

Revenues from sales to authorized resellers are subject to terms allowing price protection, certain rights of return and allowances for customer marketing programs. Reserves for price protection are recorded when the price protection program is approved. Allowances for estimated future returns and customer marketing programs are provided upon revenue recognition. Such amounts are estimated and periodically adjusted based on historical and anticipated rates of returns, inventory levels and other factors and are recorded as a reduction of revenue or operating expense in accordance with EITF 01-9.

Customer Marketing Programs

We record allowances for customer marketing programs, including certain rights of return, price protection, volume-based cash incentives and cooperative advertising. The estimated cost of these programs is accrued as a reduction to revenue or as an operating expense in the period we sell the product or commit to the program. Significant management judgments and estimates must be used to determine the cost of these programs in any accounting period.

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

Software Development Costs

Software development costs primarily consist of payments made to independent software developers under development agreements. We account for software development costs in accordance with SFAS No. 86, “Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed,” which provides for the capitalization of certain software development costs incurred after technological feasibility of the software is established or for development costs that have alternative future uses. Under our current practice of developing new products, the technological feasibility of the underlying software is not established until substantially all product development is complete and the first playable version is delivered. Software development costs of approximately $215,000 are included in other current assets as of June 30, 2006 and will be amortized over the estimated lives of the products, beginning when the products are released for sale.

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

RESULTS OF OPERATIONS

Net Sales

From a geographical perspective, our net sales for the three months ended June 30, 2006 and 2005 were as follows (in thousands):

	June 30, 2006	% of total	June 30, 2005	% of total	$ Change	% Change
United States	$13,689	75%	$10,646	72%	$3,043	28.6%
Canada	1,881	10%	996	7%	885	88.9%
Europe	2,462	14%	3,118	21%	(656)	(21.0)%
Other countries	109	1%	32	0%	77	240.6%

Consolidated net sales	$18,141	100%	$14,792	100%	$3,349	22.6%

For the three months ended June 30, 2006, consolidated net sales increased 22.6% as compared to the three month period ended June 30, 2005. The increase in U.S. and Canadian net sales is primarily due to sales of software products. The decrease in Europe is due to an overall softness in the gaming market in anticipation of the next-generation platforms and did not include the software product noted above which was distributed in North America during the first quarter of fiscal 2007.

Our sales by product group are as follows:

	Three months ended June 30,
	2006	2005
PlayStation 2	34%	32%
Xbox	18%	28%
Xbox 360	11%	—
GameCube	10%	13%
Handheld Consoles(a)	14%	11%
PlayStation	1%	3%
All others	12%	13%

Total	100%	100%

(a)	Handheld consoles include Nintendo Game Boy Advance, Game Boy Advance SP, DS and Micro and Sony PSP.

Our sales by product category are as follows:

	Three months ended June 30,
	2006	2005
Control pads	39%	47%
Software(b)	28%	8%
Steering wheels	8%	7%
Bundles	7%	21%
Memory	3%	4%
All others	15%	13%

Total	100%	100%

(b)	Software includes game enhancement software in addition to published and distributed software with related accessories.

Gross Profit

Gross profit is defined as net sales less cost of sales. Cost of sales consists of product costs, cost of licenses and royalties, cost of freight-in and freight-out and distribution center costs, including depreciation and other overhead.

The following table presents net sales, cost of sales and gross profit for the three months ended June 30, 2006 and 2005 (in thousands):

	June 30, 2006	% of Net Sales	June 30, 2005	% of Net Sales	$ Change	% Change
Net sales	$18,141	100.0%	$14,792	100.0%	$3,349	22.6%
Cost of sales	14,393	79.3%	12,474	84.3%	1,919	15.4%

Gross profit	$3,748	20.7%	$2,318	15.7%	$1,430	61.7%

Gross profit for the three months ended June 30, 2006 increased 61.7%, while gross profit as a percentage of net sales, or gross profit margin, increased from 15.7% to 20.7%. The increase in gross profit margin was due in part to reductions in customer discounts and other allowances, price protection, inventory write-downs and lower distribution costs.

Operating Expenses

Operating expenses for the three months ended June 30, 2006 and 2005 were as follows (in thousands):

	June 30, 2006	% of Net Sales	June 30, 2005	% of Net Sales	$ Change	% Change
Sales and marketing	$2,544	14.0%	$2,469	16.7%	$75	3.0%
General and administrative	1,940	10.7%	1,666	11.3%	274	16.4%
Research and development	219	1.2%	478	3.2%	(259)	(54.2)%
Amortization of intangible assets	201	1.1%	201	1.3%	0	0%

Total operating expenses	$4,904	27.0%	$4,814	32.5%	$90	1.9%

Sales and Marketing Expenses. Sales and marketing expenses consist primarily of payroll, commissions, participation at trade shows and travel costs for our worldwide sales and marketing staff, advertising expense and costs of operating our GameShark.com website. The increase in sales and marketing expense is primarily due to increased advertising expense for the launch of the software product noted above, offset by lower salaries and travel due to reduced headcount, and lower trade show costs.

General and Administrative. General and administrative expenses include salaries and benefits for our executive and administrative personnel, facilities costs and professional services, such as legal and accounting. The increase in general and administrative expense is primarily due to additional legal expenses related to the progression of existing cases, offset in part by decreased salaries due to reduced headcount.

Research and Development. Research and development expenses include the costs of developing and enhancing new and existing products in addition to the costs of developing software products. The decrease in research and development expenses relates primarily to delayed software development.

Amortization of Intangible Assets. Amortization of intangible assets results from our acquisition of GameShark in January 2003. Intangible assets with defined useful lives are being amortized over the estimated useful life of the assets ranging from 3 to 7 years.

Interest Expense, Foreign Exchange Gain (Loss) and Other Income

Interest expense, foreign exchange loss and other income for the three months ended June 30, 2006 and 2005 were as follows (in thousands):

	June 30, 2006	% of Net Sales	June 30, 2005	% of Net Sales	$ Change	% Change
Interest expense	$(273)	1.5%	$(326)	2.2%	$53	16.3%
Foreign exchange gain (loss)	$162	0.9%	$(360)	2.4%	$522	145.0%
Other income	$57	0.3%	$114	0.8%	$(57)	(50.3)%

The decrease in interest expense is attributable to lower bank balances during the three month period ended June 30, 2006. The foreign exchange gain in the three months ended June 30, 2006 results from the change of the U.S. dollar and directly relates to the revaluation of intercompany payables arising from product purchases at the Company’s foreign subsidiaries. The foreign exchange loss in the three months ended June 30, 2005 was primarily due to the strengthening of the U.S dollar during that period.

Other income primarily consists of advertising income from our GameShark.com website and royalties paid by an unrelated third party to distribute our products in Australia. The decrease in other income is primarily due to decreased purchases from an unrelated third party distributor.

Income Tax Benefit

Income tax benefit for the three months ended June 30, 2006 and 2005 was as follows (in thousands):

June 30, 2006	Effective Tax Rate	June 30, 2005	Effective Tax Rate	$ Change	% Change
$334	27.6%	$956	31.2%	(622)	(65.1)%

Income tax benefit decreased due to the reduction in net loss for the first quarter of fiscal 2006, as compared to the first quarter of fiscal 2005. The effective tax rate is a blended rate for different jurisdictions in which the Company operates.

Net Loss and Net Loss Per Share

Net loss for the three months ended June 30, 2006 and 2005 was as follows (in thousands):

June 30, 2006	% of Net Sales	June 30, 2005	% of Net Sales	$ Change	% Change
$(876)	4.8%	$(2,112)	14.3%	$1,236	58.5%

Basic and diluted net loss per share for the three months ended June 30, 2006 was ($0.02) compared to basic and diluted net loss per share of ($0.04) for the three months ended June 30, 2005. Net loss per share is calculated using the weighted average number of basic and diluted shares outstanding during the three-month periods ended June 30, 2006 and 2005, which were 54,244,383 shares in both periods.

Liquidity and Capital Resources

Sources of Liquidity

	As of and for the Three months ended June 30,
(in thousands)	2006	2005	Change
Cash	$1,721	$1,565	$156

Percentage of total assets	2.6%	2.2%
Cash used in operating activities	$(4,274)	$(3,082)	$(1,192)
Cash used in investing activities	(55)	(551)	496
Cash provided by financing activities	4,230	4,483	(253)
Effect of foreign exchange on cash	213	(370)	583

Net increase in cash	$114	$480

At June 30, 2006, available cash was approximately $1.7 million compared to cash of approximately $1.6 million at March 31, 2006 and $1.6 million at June 30, 2005. Our primary sources of liquidity include a revolving line of credit (as discussed below under Cash Flows from Financing Activities), cash on hand at the beginning of the year and cash flows generated from operations.

Cash Flows from Operating Activities

Our cash flows from operating activities have typically included the collection of customer receivables generated by the sale of our products, offset by payments to vendors for materials and manufacture of our products. For the three months ended June 30, 2006, cash used in operating activities was $4.3 million compared to cash used of $3.1 million for the three months ended June 30, 2005. Cash was primarily used for the payment of accounts payable, offset by smaller inventory purchases resulting in a reduction in inventories.

Cash Flows from Investing Activities

Cash used in investing activities was $55,000 during the three months ended June 30, 2006 and $0.6 million during the three months ended June 30, 2005. Investing activities consist of capital expenditures to support our operations.

Cash Flows from Financing Activities

Cash provided by financing activities during the three months ended June 30, 2006 was a result of increased borrowings under our line of credit. For the three months ended June 30, 2006, cash provided by financing activities was $4.2 million compared to cash provided of $4.5 million in the three months ended June 30, 2005. We are focused on effectively managing our overall liquidity position by continuously monitoring expenses and managing our accounts receivable collection efforts.

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

The Credit Facility with Wachovia is scheduled to expire on September 25, 2006. As a result of the amendment to the Credit Facility described below under Part II Other Information – Item 5. Other Information, the Credit Facility automatically renews for an additional one-year period unless either party gives written notice to the other party seeking to terminate the Credit Facility prior to the expiration date. Although Wachovia has extended the expiration date of the Credit Facility in each of the last three fiscal years, we do not know the likelihood that Wachovia will agree to further extend the expiration of the Credit Facility following September 25, 2006. If Wachovia is unwilling to extend the expiration of the Credit Facility beyond September 25, 2006 on terms acceptable to us, or if we are unable to comply with the restrictive and financial covenants contained in the Credit Facility, Wachovia may declare the outstanding borrowings under the facility immediately due and payable. In such an event, our liquidity will be materially adversely affected, which could in turn have a material adverse impact on our future financial position and results of operations. We are reviewing our alternatives with respect to extending the term of the Credit Agreement and expect to continue to renew or obtain new financing prior to the current September 25, 2006 termination date.

We also have an additional $10 million line of credit under the Credit Facility which may be utilized, with Wachovia’s consent, for acquisition purposes under the same conditions and terms as the lines of credit described above. To date, we have not drawn against this line of credit.

At June 30, 2006 the outstanding balance on our line of credit was $12.8 million and our weighted average annualized interest rate during the three-month period ended June 30, 2006 was 8.1%. We must meet an adjusted tangible net worth covenant to access the line of credit. At June 30, 2006 and March 31, 2006, we were in compliance with this loan covenant.

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

Contractual Obligations and Commitments

The following summarizes our minimum contractual obligations as of June 30, 2006 (in thousands):

	Payments Due
	Total	Less Than 1 Year	1-3 Years	3-5 Years
Bank loan (excludes interest)	$12,811	$12,811	$—	$—
Operating leases	2,295	953	1,342	—
Royalty & license guaranteed commitments	966	966	—

Total	$16,072	$14,730	$1,342	$—

As of June 30, 2006 and March 31, 2006, we did not have any relationships with unconsolidated entities or financial parties, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As such, we are not exposed to any financing, liquidity, market, or credit risk that could arise if we had engaged in such relationships.

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

	Three months ended June 30,
(in thousands)	2006	2005
Net loss	$(876)	$(2,112)
Adjustments:
Interest expense	273	326
Income tax benefit	(334)	(956)
Depreciation and amortization	511	453

EBITDA	$(426)	$(2,289)

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

Forward-looking statements are not guarantees of performance and are subject to important factors and events that could cause our actual business, prospects and results of operations to differ materially from the historical information contained in this Form 10-Q, and from those that may be expressed or implied by the forward-looking statements. Readers are cautioned that actual results could differ materially from the anticipated results or other expectations expressed in these forward-looking statements for the reasons detailed in Part I – Item 1A. – Risk Factors of our most recent Annual Report on Form 10-K, and in Part II Other Information – Item 1A. Risk Factors of this Quarterly Report on Form 10-Q. The fact that some risk factors may be the same or similar to our past reports filed with the Securities and Exchange Commission means only that the risks are present in multiple periods. We believe that many of the risks listed here and detailed in our other SEC filings are part of doing business in the industry in which we operate, and will likely be present in all periods reported. The fact that certain risks are endemic to the industry does not lessen their significance. The forward-looking statements contained in this report are made as of the date of this report and we assume no obligation to update them or to update the reasons why actual results could differ from those projected in such forward-looking statements. Among others, risks and uncertainties that may affect our business, financial condition, performance, development and results of operations include:

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

Foreign Currency Exchange Rate Risk.

We are exposed to foreign currency risks arising from transactions and translations between functional and reporting currencies in our European, Canadian and Chinese foreign subsidiaries. We are also exposed to the impact of foreign currency fluctuations due to the operations of and net monetary asset and liability positions in our European, Canadian and Chinese foreign subsidiaries. Significant monetary assets and liabilities expected to be realized in the foreseeable future include trade receivables, trade payables and intercompany payables that are not denominated in the local functional currencies of our subsidiaries. As June 30, 2006, our European and Canadian subsidiaries were in a net monetary liability position and our Chinese foreign subsidiary was in a net monetary asset position. The potential foreign currency translation adjustments from a hypothetical 10% adverse change in the exchange rates from the net asset or liability positions at June 30, 2006 were approximately $0.1 million loss, $3.4 million loss and $0.9 million gain for the European, Canadian and Chinese subsidiaries, respectively.

In addition, we estimate that an immediate 10% adverse change in foreign exchange rates would increase our reported net loss by approximately $0.7 million for the three months ended June 30, 2006. This was estimated using a 10% deterioration factor to the average monthly exchange rates applied to net income or loss for each of the related subsidiaries in the respective period.

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

Interest Rate Risk.

We are exposed to interest rate risk on borrowings under the Credit Facility. Funds advanced to us pursuant to the Credit Facility bear interest at the U.S. prime rate plus 0.25%. We do not hedge our exposures to interest rate risk. We estimate that an increase of 100 basis points in the interest rate under our Credit Facility would not materially impact reported net loss for the three months ended June 30, 2006.

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

Item 1A.	Risk Factors

There have been no material changes to the risk factors as previously disclosed in our Annual Report on Form 10-K for the fiscal year ended March 31, 2006.

Item 5.	Other Information

On August 9, 2006, the Company and Wachovia entered into a Third Amending Agreement to the Credit Agreement, which eliminates the requirement that Wachovia provide to the Company at least sixty days’ prior notice of its intention to extend the Credit Agreement for an additional year, and provides that Wachovia may provide such notice at any time prior to the then-current renewal date. The description of the Third Amending Agreement described above, contained in this Item 5 is qualified in its entirety by reference to the full text of the Third Amending Agreement, a copy of which is being filed with this Quarterly Report on Form 10-Q as Exhibit 10.1.

Item 6.	Exhibits

10.1	Third Amending Agreement, made as of August 9. 2006, to the First Amended and Restated Loan Agreement between the parties dated as of September 5, 2001, as amended

31.1	Certifications of Registrant’s Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certifications of Registrant’s Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certifications of Registrant’s Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002. These certifications are being furnished solely to accompany this Quarterly Report on Form 10-Q and are not being filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and are not to be incorporated by reference into any filing of the Company.

32.2	Certifications of Registrant’s Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002. These certifications are being furnished solely to accompany this Quarterly Report on Form 10-Q and are not being filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and are not to be incorporated by reference into any filing of the Company.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MAD CATZ INTERACTIVE, INC.

August 14, 2006	/s/ DARREN RICHARDSON
Darren Richardson
President and Chief Executive Officer

August 14, 2006	/s/ CYRIL TALBOT III
Cyril Talbot III
Chief Financial Officer