Form 10-Q
period 2006-09-30
MAD CATZ INTERACTIVE INC
filed 2006-11-14
CIK 1088162

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2006

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

There were 54,244,383 shares of the registrant’s common stock issued and outstanding as of November 8, 2006.

MAD CATZ INTERACTIVE, INC.

FORM 10-Q

FOR THE PERIOD ENDED SEPTEMBER 30, 2006

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

MAD CATZ INTERACTIVE, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands of U.S. dollars)

	September 30, 2006	March 31, 2006
	(unaudited)
Assets
Current assets:
Cash	$1,628	$1,607
Accounts receivable, net of allowances of $5,714 and $5,198 at September 30, 2006 and March 31, 2006, respectively	20,253	12,024
Other receivables	60	429
Inventories	15,770	18,390
Income taxes receivable	1,172	1,275
Deferred tax assets	2,586	2,586
Other current assets	927	1,661

Total current assets	42,396	37,972
Deferred tax assets	3,700	3,339
Property and equipment, net	1,970	2,427
Intangible assets, net	2,232	2,634
Goodwill	23,437	22,363

Total assets	$73,735	$68,735

Liabilities and Shareholders’ Equity
Current liabilities:
Bank loan	$14,822	$8,581
Accounts payable	16,436	19,502
Accrued liabilities	4,600	3,800

Total current liabilities	35,858	31,883
Shareholders’ equity:
Common stock, no par value, unlimited shares authorized; 54,244,383 shares issued and outstanding at September 30, 2006 and March 31, 2006	47,055	46,746
Accumulated other comprehensive income	8,512	7,116
Accumulated deficit	(17,690)	(17,010)

Total shareholders’ equity	37,877	36,852

Total liabilities and shareholders’ equity	$73,735	$68,735

See accompanying notes to consolidated financial statements.

MAD CATZ INTERACTIVE, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

(in thousands of U.S. dollars, except per share data)

	Three Months Ended September 30,		Six Months Ended September 30,
	2006	2005	2006	2005
Net sales	$25,788	$23,744	$43,929	$38,536
Cost of sales	20,017	19,686	34,410	32,160

Gross profit	5,771	4,058	9,519	6,376
Operating expenses:
Sales and marketing	2,049	2,904	4,593	5,373
General and administrative	2,397	1,985	4,337	3,651
Research and development	485	481	704	959
Amortization of intangible assets	201	201	402	402

Total operating expenses	5,132	5,571	10,036	10,385

Operating income (loss)	639	(1,513)	(517)	(4,009)
Interest expense, net	(291)	(293)	(564)	(619)
Foreign exchange gain (loss), net	1	329	163	(31)
Other income	72	101	129	215

Income (loss) before income taxes	421	(1,376)	(789)	(4,444)
Income tax expense (benefit)	225	(155)	(109)	(1,111)

Net income (loss)	$196	$(1,221)	$(680)	$(3,333)

Net income (loss) per share, basic and diluted	$0.00	$(0.02)	$(0.01)	$(0.06)

Number of shares used in computation	54,244,383	54,244,383	54,244,383	54,244,383

See accompanying notes to consolidated financial statements.

MAD CATZ INTERACTIVE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(in thousands of U.S. dollars)

	Six Months Ended September 30,
	2006	2005
Cash flows from operating activities:
Net loss	$(680)	$(3,333)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,015	927
(Gain) loss on disposals of assets	2	(1)
Foreign exchange (gain) loss	(163)	31
Provision for deferred income taxes	(361)	—
Stock-based compensation	309	—
Changes in operating assets and liabilities:
Accounts receivable	(7,919)	(1,432)
Other receivables	369	1,673
Inventories	2,850	33
Income taxes receivable/payable	97	(1,182)
Other current assets	745	(698)
Accounts payable	(3,099)	(2,277)
Accrued liabilities	689	(1,030)

Net cash used in operating activities	(6,146)	(7,289)

Cash flows from investing activities:
Purchases of property and equipment	(156)	(986)

Net cash used in investing activities	(156)	(986)

Cash flows from financing activities:
Increase in bank loan	6,241	8,453

Net cash provided by financing activities	6,241	8,453

Effects of foreign exchange on cash	82	215

Net increase in cash	21	393
Cash, beginning of period	1,607	1,085

Cash, end of period	$1,628	$1,478

Supplemental cash flow information:
Income taxes paid	$179	$67

Interest paid	$584	$625

See accompanying notes to consolidated financial statements.

MAD CATZ INTERACTIVE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(1) Description of Business and Summary of Significant Accounting Policies

Mad Catz Interactive, Inc. (the “Company”) is a corporation incorporated under the Canada Business Corporations Act. The Company’s products are designed, manufactured (primarily through third parties), marketed and distributed for all major console based video game systems. The Company’s products include video game accessories of all types, such as control pads, steering wheels, joysticks, memory cards, video cables, light guns, dance pads, microphones, car adapters and carry cases. The Company also markets game enhancement software, distributes video game software and related accessories and publishes video game titles.

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

Software Development Costs

Software development costs primarily consist of payments made to independent software developers under development agreements. The Company accounts for software development costs in accordance with SFAS No. 86, “Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed,” which provides for the capitalization of certain software development costs incurred after technological feasibility of the software is established or for development costs that have alternative future use. Under the Company’s current practice of developing new products, the technological feasibility of the underlying software is not established until substantially all product development is complete and the first playable version is delivered. During the three months ended September 30, 2006 the Company expensed capitalized software development costs totaling approximately $220,000, which related to a product that the Company decided not to market or distribute. There are no capitalized software development costs as of September 30, 2006.

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

Advertising

Advertising costs are expensed as incurred and amounted to $913,000 and $2,149,000 for the three and six month periods ended September 30, 2006, respectively. Advertising expense was $1,281,000 and $2,178,000 for the three and six months ended September 30, 2005, respectively. Cooperative advertising with distributors and retailers is recorded when revenue is recognized and such amounts are included in sales and marketing expense if there is a separate identifiable benefit with an estimable fair value. Otherwise, such costs are recognized as a reduction of sales.

Recent Accounting Pronouncements

In February 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments — An Amendment of FASB Statements No. 133 and 140” (“SFAS No. 155”). SFAS No. 155 (1) permits fair value measurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation, (2) clarifies that interest-only strips and principal-only strips are not subject to the requirements of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”, (3) establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation, (4) clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives, and (5) amends SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities — A Replacement of FASB Statement No. 125” to eliminate the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. SFAS No. 155 is effective for all financial instruments acquired or issued for fiscal years beginning after September 15, 2006. The Company does not expect the adoption of SFAS No. 155 to have a material impact on its consolidated financial statements.

In July 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109 (“FIN 48”), which clarifies the accounting for uncertainty in tax positions. FIN 48 prescribes a recognition threshold and measurement process for recording in the financial statements uncertain tax provisions taken or expected to be taken in a tax return. Additionally, FIN 48 provides guidance on the de-recognition, classification, accounting in interim periods and disclosure requirements for uncertain tax positions. The accounting provisions of FIN 48 will be effective for the Company beginning April 1, 2008. The Company is in evaluating the impact, if any, the adoption of FIN 48 will have on its consolidated financial statements.

In September 2006, the Securities and Exchange Commission issued SAB No. 108, “Financial Statements — Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB No. 108”). SAB No. 108 provides guidance on how prior year misstatements should be taken into consideration when quantifying misstatements in current year financial statements for purposes of determining whether the current year’s financial statements are materially misstated. The impact of correcting all misstatements, including both the carryover and reversing effects of prior year misstatements, must be quantified on the current year financial statements. When a current year misstatement has been quantified, SAB No. 99, “Financial Statements - Materiality” should be applied to determine whether the misstatement is material and should result in an adjustment to the financial statements. SAB No. 108 also discusses the implications of misstatements uncovered upon the application of SAB No. 108 in situations when a registrant has historically been using either the iron curtain approach or the rollover approach as described in SAB No. 108. Registrants electing not to restate prior periods should reflect the effects of initially applying the guidance in Topic 1N in their annual financial statements covering the first fiscal year ending after November 15, 2006. The Company is evaluating what impact, if any, the adoption of SAB No. 108 will have on its consolidated financial statements.

(2) Inventories

Inventories consist of the following (in thousands):

	September 30, 2006	March 31, 2006
Raw materials	$1,570	$1,078
Finished goods	14,199	17,311
Packaging materials and accessories	1	1

Inventories	$15,770	$18,390

(3) Property and Equipment

Property and equipment consist of the following (in thousands):

	September 30, 2006	March 31, 2006
Molds	$3,599	$3,513
Computer equipment and software	2,435	2,236
Manufacturing and office equipment	601	580
Furniture and fixtures	318	318
Assets not yet in service	—	163
Leasehold improvements	429	418

	7,382	7,228
Less: Accumulated depreciation and amortization	(5,412)	(4,801)

Property and equipment, net	$1,970	$2,427

Depreciation and amortization expense associated with property and equipment amounted to $303,000 and $613,000 for the three and six month periods ended September 30, 2006, respectively, and $273,000 and $525,000 for the three and six month periods ended September 30, 2005, respectively.

(4) Intangible Assets and Goodwill

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

	Cost	Accumulated Amortization at September 30, 2006	Net Book Value at September 30, 2006	Net Book Value at March 31, 2006	Useful life (years)
Trademarks	$4,112	$2,056	$2,056	$2,350	7
Copyrights	514	378	136	188	5
Website	457	417	40	96	4

Intangible assets	$5,083	$2,851	$2,232	$2,634

The Company has recorded goodwill in connection with the acquisitions it has completed in prior periods. The goodwill is recorded in Canadian dollars and is translated into U.S. dollars at the prevailing exchange rate at the end of each reporting period. Fluctuations in the exchange rate between these two currencies at the time of translation result in changes to the amount of goodwill reported in the consolidated financial statements.

The changes in the U.S. dollar carrying amount of goodwill from March 31, 2006 to September 30, 2006 are as follows (in thousands):

	September 30, 2006		March 31, 2006		$ Change
Balance in Canadian dollars	Cdn.$	26,103	Cdn.$	26,103	Cdn. $	—
Exchange rate at balance sheet date		0.89788		0.85677

Balance in U.S. dollars		$23,437		$22,364		$1,073

(5) Bank Loan

The Company has a Credit Facility with Wachovia Capital Finance Corporation (Central) (“Wachovia”), formerly Congress Financial Corporation (Central) to borrow up to $35 million under a revolving line of credit subject to the availability of eligible collateral (accounts receivable and inventories), which changes throughout the year. The line of credit accrues interest on the daily outstanding balance at the U.S. prime rate plus 0.25% per annum, and must be repaid in United States dollars. At September 30, 2006 the interest rate was 8.5%. The Company is also required to pay a monthly service fee and an unused line fee equal to 0.25%. The Credit Facility is secured by a first priority interest in the inventories, equipment, accounts receivable and investment properties of Mad Catz, Inc. (“MCI”) and by a pledge of all of the capital stock of the Company’s subsidiaries and is guaranteed by the Company. In addition, as of September 30, 2006, the Company was required, monthly, to meet a consolidated tangible net worth covenant. On October 30, 2006, the Company and Wachovia entered into a Second Amended and Restated Credit Agreement that extended the term until October 30, 2009, reduced the monthly service fee from $2,000 to $1,000, and replaced the prior consolidated tangible net worth covenant with a covenant based on the Company’s net income before interest, taxes, depreciation and amortization (EBITDA).

(6) Stock-Based Compensation

Adoption of SFAS No. 123R

On April 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123(R) (“SFAS No. 123R”) related to accounting for share-based payments and, accordingly, compensation expense is now recorded for share-based awards based upon an assessment of the grant date fair value of the awards. The Company is using the modified prospective transition method of adoption, which requires that compensation expense be recorded for all unvested stock options and restricted stock beginning in fiscal 2007 as the requisite service is rendered. The provisions of SFAS No. 123R apply to new awards and to awards that are outstanding on the effective date and subsequently modified or cancelled. Accordingly, prior periods are not restated for the effect of SFAS No. 123R.

Prior to April 1, 2006, the Company accounted for stock-based awards to employees using the intrinsic value method in accordance with Accounting Principles Board Opinion No. 25. The Company adopted the disclosure-only provisions of SFAS No. 123, as amended, and provided pro forma net income (loss) and net income (loss) per share disclosures for stock-based awards as if the fair-value method defined in SFAS No. 123 had been applied.

Stock options entitle the holder to purchase, at the end of a vesting period, a specified number of shares of the Company’s common stock at a price per share set at the grant date. Stock-based compensation cost related to stock options is measured based on several criteria including, but not limited to, the valuation model used and associated input factors such as expected term of the award, stock price volatility, dividend rate, risk-free interest rate, and award forfeiture rate. The input factors to be used in the valuation model are based on subjective future expectations combined with management judgment. The Company estimates the fair value of awards granted using the Black-Scholes option pricing model, which was the same model previously used for the pro forma information required under SFAS No. 123.

Stock-based compensation expense for the six months ended September 30, 2006 was calculated at the date of grant using the Black-Scholes option-pricing model based on the following weighted average assumptions (annualized percentages):

Dividend yield	0.0%
Expected volatility (1)	72% - 75%
Risk-free interest rate (2)	4.73% - 4.81%
Expected term (3)	2 -3 years

(1)	After consideration of both its implied volatility and historical volatility, the Company determined its historical volatility to be the most accurate estimate of future volatility and therefore utilizes this measure. The expected volatility is estimated based on the historical volatility (using daily pricing) of the Company’s stock.

(2)	The risk-free interest rate is determined based on a constant U.S. Treasury security rate with a contractual life that approximates the expected term of the stock options.

(3)	The expected term of options granted is estimated based on a number of factors, including historical exercise experience, the vesting term of the award, the expected volatility of the Company’s stock and an employee’s average length of service.

The weighted average grant date fair value of stock options granted during the three and six months ended September 30, 2006 was $0.21. Due to the immediate vesting of the stock options granted, as of September 30, 2006, there was no unrecognized compensation cost. There were no options exercised during the six months ended September 30, 2006 and 2005. The aggregate intrinsic value of the Company’s fully vested options was approximately $180,000 at September 30, 2006.

Summary of Plan and Plan Activity

The Company’s stock option plan (the “Plan”) allows the Company to grant options to purchase common stock to employees, officers and directors. A maximum of six million shares of common stock may be issued pursuant to options granted under the Plan. Options granted under the Plan generally expire five years from the date of grant and generally vest over a period of two years with one-third vesting immediately. During the three months ended September 30, 2006, 1,497,500 options were granted to employees, officers and directors. These options vest immediately and subject to shareholder approval, expire ten years from the date of grant. Without shareholder approval, these options will expire five years from the date of grant. The Company recorded stock-based compensation expense of $309,000 in connection with these options.

The Company’s options are denominated in Canadian dollars. For convenience, per share amounts stated below have been translated to U.S. dollars at the rate of exchange in effect at the balance sheet date. A summary of option activity from April 1, 2006 through September 30, 2006 is presented as follows:

Stock options outstanding:	Options	Weighted- Average Exercise Price	Weighted Average Remaining Contractual Life in Years
Outstanding at April 1, 2006	2,099,333	$0.99
Options granted	—
Options exercised	—
Options cancelled	(521,000)	1.22

Outstanding at June 30, 2006	1,578,333	0.97	1.7
Options granted	1,497,500	0.41
Options exercised	—
Options cancelled	(358,666)	0.85

Outstanding at September 30, 2006	2,717,167	$0.68	6.3
Exercisable at September 30, 2006	2,717,167	$0.68	6.3

Pre- SFAS No. 123R Pro Forma Accounting Disclosure

During the three and six months ended September 30, 2005, the Company did not grant any options. For disclosure purposes under SFAS 123, the Company estimated the fair value of awards granted in prior periods, consistent with the current methodology utilizing the Black-Scholes option pricing model. The Company estimated the option term, dividend yield, volatility and risk-free interest rate assumptions consistent with the current methodology. The following table reflects pro forma net earnings and earnings per share for the three months and six months ended September 30, 2005 under the disclosure only provisions of SFAS 123, as if the fair value method had been applied to all outstanding and unvested options (in thousands except per share data):

	Three Months Ended September 30, 2005	Six Months Ended September 30, 2005
Net loss as reported	$(1,221)	$(3,333)
Stock based compensation using the fair value method	(35)	(73)

Pro forma net loss	$(1,256)	$(3,406)

Net loss per common share:
Basic and diluted net loss per share—as reported	$(0.02)	$(0.06)

Basic and diluted net loss per share—pro forma	$(0.02)	$(0.06)

(7) Commitments and Contingencies

Leases

The Company is obligated under certain non-cancelable operating leases, primarily for warehouses and office space. Total future minimum lease commitments under operating leases as of September 30, 2006 are as follows (in thousands):

Fiscal Year Ending March 31:
2007 (remaining 6 months)	$560
2008	999
2009	683
2010	111

$2,353

Royalty and License Agreements

The Company has license agreements to utilize existing design and utility technology with its products. The Company also has royalty agreements for use of licensed trademarks and celebrity endorsements. These agreements have royalty and license fees based on different percentages of certain types of sales or a predetermined amount per unit. Royalty and license expenses were $781,000 and $471,000 for the three months ended September 30, 2006 and 2005, respectively and $1,909,000 and $920,000 for the six months ended September 30, 2006 and 2005, respectively. The minimum amount due under royalty and license agreements for the remainder of fiscal year 2007 is approximately $520,000, which includes several new agreements for distribution of licensed product.

Legal Proceedings

On February 10, 2003, Electro Source, LLC (“Electro Source”) filed a complaint against MCI, and Fire International, Ltd. (“Fire”), as well as other defendants, in the Superior Court in Los Angeles County, California entitled, Electro Source, LLC v. Fire International, Ltd., et al., Case No. BC 290076. On or about November 18, 2003, Electro Source amended its complaint to add the Company as a defendant. In its amended complaint, Electro Source asserted claims against the Company and MCI alleging misappropriation of trade secrets, conspiracy to defraud, interference with contractual relationship and interference with prospective economic advantage in connection with Fire’s agreement to supply MCI with product to be marketed under the GameShark brand and for the termination of Fire’s alleged prior business relationship with Electro Source.

Electro Source moved for a temporary restraining order to prevent MCI from marketing or otherwise distributing the GameShark products. After a hearing on the matter, the Court denied Electro Source’s motion and refused to enter the temporary restraining order. The parties have engaged in written and oral discovery, including depositions. On February 17, 2005, MCI filed a cross-complaint against Electro Source alleging false advertising, state and federal unfair competition, libel per se, and trade libel arising out of certain advertisements and internet statements. Discovery is proceeding on the cross-complaint. On July 29, 2005, the Court denied the Company’s motions for summary judgment, and on August 26, 2005, the Court denied the Company’s motion for summary adjudication as to the plaintiff’s claim for intentional interference with contract. Trial in this matter commenced on May 15, 2006 and closing arguments were completed on June 9, 2006. On June 19, 2006, the jury rendered a verdict on MCI’s cross-complaint finding that the advertisement and other statements in question did not satisfy the legal elements of defamation. On June 21, 2006, the jury rendered a verdict finding that MCI was not liable for any alleged misappropriation of trade secrets. On June 23, 2006 the jury rendered a verdict finding that MCI was not liable for conspiracy to defraud or intentional interference with prospective economic advantage. The only remaining claim against MCI is a claim for interference with contract, which claim could not be decided because the jury deadlocked on the issue of whether a contract existed between Fire and Electro Source. The judge declared a mistrial with respect to this issue. A status conference was held on July 25, 2006 to set a date for a new trial on the issue of whether a contract existed between Electro Source and Fire, whether such contract was breached and whether MCI interfered with any such contract. Trial as those issues has been set for March 1, 2007. While the Company intends to vigorously defend this matter, there can be no guarantee that the Company will ultimately prevail or that damages will not be assessed against it. An adverse determination by the Court or jury could require payment of damages and seriously impact the Company’s revenues and its ability to continue to distribute the GameShark products.

On or about May 2, 2005, MCI was served with a lawsuit filed by Freedom Wave LLC in the United States District Court for the Central District of California entitled, Freedom Wave LLC. v. Mad Catz, Inc. et al., Case No CV5 2954NM (PLAx). The complaint alleges that certain MCI products infringe U.S. patent numbers 6,878,066 (“ ‘066 Patent”) and 6,280,327 (“ ‘327 Patent”). MCI answered, denying the allegation in the complaint. The 6,280,327 patent is under reexamination by the patent and trademark office. The parties have agreed that until the ‘327 Patent comes out of reexamination, the case should be dismissed, without prejudice to Freedom Wave refilling its claims at a later date. On November 14, 2006 Freedom Wave LLC refiled the lawsuit against the Company. The Company believes its products do not infringe any valid claim of the ‘327 or ‘066 patents and intends to vigorously defend against these claims. While the Company intends to vigorously defend this matter, there can be no guarantee that the Company will ultimately prevail or that damages will not be assessed against it. An adverse determination by the Court or jury could require payment of damages and seriously impact the Company’s revenues and its ability to continue to distribute some product.

On July 14, 2005, the Company was served with a lawsuit filed in the United States District Court for the District of Texas, Marshall Division entitled Konami Corporation v. Roxor Games, Inc., Case No. 02-05cv-173. The complaint alleges that the Company’s MC Groovz Dance Craze product violates U.S. patent number 6,410,835. On January 10, 2006, the Company received a letter from Konami Corporation asserting that Pump It Up:Exceed, which the Company distributes on behalf of Mastiff, LLC, also infringes the claims of the 6,410,835 patent and demanded that the Company cease all sales and offers to sell Pump It Up:Exceed. On October 26, 2006, the Company and Konami executed a settlement agreement under which the parties agreed that the lawsuit would be dismissed with prejudice in exchange for payments to Konami totaling $300,000. This amount was accrued in the consolidated financial statements at September 30, 2006.

(8) Comprehensive Income (Loss)

SFAS No. 130, “Reporting Comprehensive Income,” requires classification of other comprehensive income in a financial statement and display of other comprehensive income separately from retained earnings and additional paid-in capital. Other comprehensive income includes primarily foreign currency translation adjustments and unrealized gains (losses) on investments.

Comprehensive income (loss) for the three and six months ended September 30, 2006 and 2005 consists of the following components (in thousands):

	Three Months Ended September 30,		Six Months Ended September 30,
	2006	2005	2006	2005
Net income (loss)	$196	$(1,221)	$(680)	$(3,333)
Foreign currency translation adjustment	174	1,288	1,396	1,033

Comprehensive income (loss)	$370	$67	$716	$(2,300)

The foreign currency translation adjustments are not adjusted for income taxes as they relate to indefinite investments in non-U.S. subsidiaries.

(9) Basic and Diluted Net Income (Loss) per Share

Basic earnings per share exclude any dilutive effects of options, shares subject to repurchase or warrants. Diluted earnings per share include the impact of potentially dilutive securities. During the three months ended September 30, 2006 there were no potentially dilutive securities due to the exercise price of the options being greater than the average market price of the Company’s common stock during the quarter. During the six months ended September 30, 2006, outstanding options to purchase an aggregate 7,146 shares of the Company’s common stock were excluded from diluted net loss per share calculation because inclusion of such options would have an anti-dilutive effect. During the three and six months ended September 30, 2005, options to purchase an aggregate 188,153 and 488,662 shares, respectively, of the Company’s common stock were excluded from the net loss per share calculations.

(10) Geographic Data

The Company’s sales are attributed to the following geographic regions (in thousands):

	Three months ended September 30,		Six months ended September 30,
	2006	2005	2006	2005
Net sales:
United States	$17,432	$16,398	$31,121	$27,044
Europe	6,840	5,135	9,302	8,254
Canada	1,516	2,147	3,397	3,143
Other countries	–	64	109	95

	$25,788	$23,744	$43,929	$38,536

Revenue is attributed to geographic regions based on the location of the customer. During the three months ended September 30, 2006, two customers individually accounted for at least 10% of the Company’s gross sales, one accounted for 32% and the second for 17% of the Company’s gross sales for a combined total of 49% of gross sales. During the three months ended September 30, 2005, four customers individually accounted for at least 10% of the Company’s gross sales, one accounted for 15%, one accounted for 14% and the remaining two each accounted for 11% of the Company’s gross sales for a combined total of 51% of gross sales.

The Company’s property and equipment, goodwill and intangible assets are attributed to the following geographic regions (in thousands):

	September 30, 2006	March 31, 2006
Property and equipment:
United States	$1,803	$2,224
Other Countries	163	198
Canada	4	5

	1,970	2,427

Goodwill and intangible assets:
United States	2,232	2,634
Canada	23,437	22,363

	25,669	24,997

	$27,639	$27,424

(11) Differences Between Accounting Principles Generally Accepted in the United States and in Canada

The consolidated financial statements to which these notes relate have been prepared in accordance with U.S. GAAP. In certain respects, U.S. GAAP differs from accounting principal generally accepted in Canada (“Canadian GAAP”). Reconciliation of net income determined in accordance with U.S. GAAP to net income determined under Canadian GAAP follows (in thousands, except per share data):

	Three months ended September 30,		Six months ended September 30,
	2006	2005	2006	2005
Net income (loss), as reported	$196	$(1,221)	$(680)	$(3,333)
Stock-based compensation—options grants	—	(35)	—	(73)

Net income (loss) in accordance with Canadian GAAP	$196	$(1,256)	$(680)	$(3,406)

Net income (loss) per share in accordance with Canadian GAAP, basic and diluted	$0.00	$(0.02)	$(0.01)	$(0.06)

The area of material difference between United States and Canadian GAAP and their impact on the consolidated financial statements of the Company is described below:

Stock-Based Compensation—Option Grants

Under U.S. GAAP, during the three and six months ended September 30, 2005 the Company accounted for its stock-based employee compensation plan using the intrinsic value method under the recognition and measurement principles of APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and related Interpretations. For purposes of Canadian GAAP, under the transitional provisions of the Canadian Institute of Chartered Accountants (CICA) Handbook Section 3870

(Section 3870), “Stock-based Compensation and Other Stock-based Payments,” the Company would have adopted the fair value method of accounting for stock options on a retroactive basis, with prior periods restated. As of April 1, 2006, the Company adopted SFAS 123R and as a result there is no difference in accounting for stock options between U.S. GAAP and Canadian GAAP during the three and six months ended September 30, 2006.

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

Overview

Our Business

We are a leading provider of video game accessories and software marketed under the Mad Catz and GameShark brands. We design, manufacture (primarily through third parties in Asia), market and distribute accessories for all major video game platforms, including the Microsoft Xbox and Xbox 360; Nintendo GameCube, Game Boy Advance, Game Boy Advance SP, DS, DS Lite, N64 and Micro; and Sony PlayStation, PlayStation 2 and PSP. In addition, we design, manufacture (primarily through third parties in Asia), market and distribute accessories for the Apple iPod. Our products include video game accessories of all types, such as control pads, steering wheels, joysticks, memory cards, video cables, light guns, dance pads, microphones, car adapters and carry cases. We also market game enhancement software, distribute video game software and related accessories and publish video game titles.

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

Foreign Currency

During the second quarter of fiscal 2007, approximately 32% of total net sales were transacted outside of the United States. The majority of our international business is presently conducted in currencies other than the U.S. dollar. As such we are exposed to translation adjustments when converting under the current rate method our foreign subsidiaries functional currency financial statements to U.S. dollar, which is our reporting currency. Translation adjustments are reported as accumulated other comprehensive income in the shareholders’ equity section of the balance sheet; whereas, foreign currency transaction gains and losses both unrealized and realized, arising from normal business operations are credited to or charged against earnings in the period incurred. As a result, fluctuations in the value of the currencies in which business is conducted relative to the U.S. dollar or the subsidiaries respective functional currencies will cause currency transaction gains and losses, which we have experienced in the past and continue to experience. Due to the substantial volatility of currency exchange rates, among other factors, we cannot predict the effect of exchange rate fluctuations upon future operating results. There can be no assurances that we will not experience currency losses in the future. During the six months of fiscal 2007 and in fiscal 2006, we did not hedge against foreign currency exposure and we cannot predict the effect foreign currency fluctuations will have on us during the remainder of fiscal 2007.

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

Inventories

We value inventories at the lower of cost or market value.

Inventory Reserves

If the estimated market value is determined to be less than the recorded cost of the inventory, a provision is made to reduce the carrying amount of the inventory item. Determination of the market value may be complex, and therefore, requires management to make assumptions and to apply a high degree of judgment. In order for management to make the appropriate determination of market value, the following items are commonly considered: inventory turnover statistics, inventory quantities on hand in our facilities and customer inventories, unfilled customer order quantities, forecasted consumer demand, current retail prices, competitive pricing, seasonality factors, consumer trends, and performance of similar products or accessories. Subsequent changes in facts or circumstances do not result in the reversal of previously recorded reserves.

We have not made any significant changes in the methodology or assumptions used to establish our inventory reserves as reported during the past three fiscal years. We do not believe there is a reasonable likelihood that there will be a significant change in the future methodology or assumptions we use to calculate our inventory reserves. However, if our estimates regarding market value are inaccurate, or changes in customer or consumer demand affect specific products in an unforeseen manner, we may be exposed to additional increases in our inventory reserves that could be material. A 10% change in our actual inventory reserves at September 30, 2006, would have affected net earnings by approximately $0.1 million and $0.2 million, respectively, for the three and six months ended September 30, 2006.

Software Development Costs

Software development costs primarily consist of payments made to independent software developers under development agreements. We account for software development costs in accordance with SFAS No. 86, “Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed,” which provides for the capitalization of certain software development costs incurred after technological feasibility of the software is established or for development costs that have alternative future uses. Under our current practice of developing new products, the technological feasibility of the underlying software is not established until substantially all product development is complete and the first playable version is delivered. There are no capitalized software development costs as of September 30, 2006.

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

Valuation of Goodwill

In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS No. 142”), we perform an annual impairment review at the reporting unit level during the fourth quarter of each fiscal year or more frequently if we believe indicators of impairment are present. SFAS No. 142 requires that goodwill and certain intangible assets be assessed for impairment using fair value measurement techniques. Specifically, goodwill impairment is determined using a two-step process. The first step of the goodwill impairment test is used to identify potential impairment by comparing the fair value of a reporting unit with its carrying amount, including goodwill. If the fair value of a reporting unit exceeds its carrying amount, goodwill of the reporting unit is considered not impaired and the second step of the impairment test is unnecessary. If the carrying amount of a reporting unit exceeds its fair value, the second step of the goodwill impairment test is performed to measure the amount of impairment loss, if any. The second step of the goodwill impairment test compares the implied fair value of the reporting unit’s goodwill with the carrying amount of that goodwill. If the carrying amount of the reporting unit’s goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to that excess. We performed step one of the annual goodwill impairment test in the fourth quarter of fiscal years 2006, 2005 and 2004 and determined that the fair value of the reporting unit exceeded its net book value. Therefore, step two was not required.

RESULTS OF OPERATIONS

Net Sales

From a geographical perspective, our net sales for the three and six months ended September 30, 2006 and 2005 were as follows (in thousands):

	Three months ended September 30,
	2006	% of total	2005	% of total	$ Change	% Change
United States	$17,432	68%	$16,398	69%	$1,034	6.3%
Europe	6,840	26%	5,135	22%	1,705	33.2%
Canada	1,516	6%	2,147	9%	(631)	(29.4)%
Other countries	—	0%	64	0%	(64)	(100.0)%

Consolidated net sales	$25,788	100%	$23,744	100%	$2,044	8.6%

	Six months ended September 30,
	2006	% of total	2005	% of total	$ Change	% Change
United States	$31,121	71%	$27,044	70%	$4,077	15.1%
Europe	9,302	21%	8,254	22%	1,048	12.7%
Canada	3,397	8%	3,143	8%	254	8.1%
Other countries	109	0%	95	0%	14	14.7%

Consolidated net sales	$43,929	100%	$38,536	100%	$5,393	14.0%

For the three months ended September 30, 2006, consolidated net sales increased 8.6% as compared to the three month period ended September 30, 2005. Net sales increased in the U.S. due primarily to sales of NFL licensed accessories. Net sales in Europe increased primarily due to the addition of new customers and the launch of a new software product. The decrease in Canadian net sales is due to the overall softness in the gaming market in anticipation of the next-generation platforms, as well as additional customer allowances.

For the six months ended September 30, 2006, consolidated net sales increased 14.0% as compared to the six months ended September 30, 2005. The increase in net sales is primarily due to increased sales of video game software products and NFL licensed accessories, and the addition of new customers in Europe.

Our sales by product group for the three and six months ended September 30, 2006 and 2005 were as follows:

	Three months ended September 30,
	2006	2005
PlayStation 2	33%	34%
Xbox	10%	26%
Xbox 360	17%	0%
GameCube	11%	10%
Handheld Consoles(a)	17%	15%
PlayStation	0%	2%
All others	12%	13%

Total	100%	100%

	Six months ended September 30,
	2006	2005
PlayStation 2	33%	33%
Xbox	13%	27%
Xbox 360	14%	0%
GameCube	11%	11%
Handheld Consoles(a)	16%	14%
PlayStation	0%	2%
All others	13%	13%

Total	100%	100%

(a)	Handheld consoles include Sony PSP and Nintendo Game Boy Advance, Game Boy Advance SP, DS, DS Lite and Micro.

Our sales by product category for the three and six months ended September 30, 2006 and 2005 were as follows:

	Three months ended September 30,
	2006	2005
Control pads	44%	48%
Bundles	12%	11%
Software(b)	12%	16%
Accessories	13%	6%
Steering wheels	5%	4%
Memory	4%	4%
All others	10%	11%

Total	100%	100%

	Six months ended September 30,
	2006	2005
Control pads	42%	48%
Bundles	10%	15%
Software(b)	19%	13%
Accessories	10%	5%
Steering wheels	6%	5%
Memory	3%	4%
All others	10%	10%

Total	100%	100%

(b)	Software includes game enhancement software in addition to published and distributed video game software with related accessories.

Gross Profit

Gross profit is defined as net sales less cost of sales. Cost of sales consists of product costs, cost of licenses and royalties, cost of freight-in and freight-out and distribution center costs, including depreciation and other overhead.

The following table presents net sales, cost of sales and gross profit for the three and six months ended September 30, 2006 and 2005 (in thousands):

	Three months ended September 30,
	2006	% of Net Sales	2005	% of Net Sales	$ Change	% Change
Net sales	$25,788	100.0%	$23,744	100.0%	$2,044	8.6%
Cost of sales	20,017	77.6%	19,686	82.9%	331	1.7%

Gross profit	$5,771	22.4%	$4,058	17.1%	$1,713	42.2%

	Six months ended September 30,
	2006	% of Net Sales	2005	% of Net Sales	$ Change	% Change
Net sales	$43,929	100.0%	$38,536	100.0%	$5,393	14.0%
Cost of sales	34,410	78.3%	32,160	83.5%	2,250	7.0%

Gross profit	$9,519	21.7%	$6,376	16.5%	$3,143	49.3%

Gross profit for the three months ended September 30, 2006 increased 42.2%, while gross profit as a percentage of net sales, or gross profit margin, increased from 17.1% to 22.4%. The increase in gross profit margin was partly due to an increase in sales of higher margin licensed products and video game software, which increased profit margin by approximately 3 percentage points. Reductions in customer returns, discounts and other allowances during the three months ended September 30, 2006 resulted in an increase in profit margin of approximately 2 percentage points. A reduction in freight expense due to a higher mix of direct imports to customers and renegotiated shipping rates increased profit margin by approximately 1 percentage point. These increases in profit margin were offset by additional royalty and license expenses, which decreased profit margin by approximately 1 percentage point.

Gross profit for the six months ended September 30, 2006 increased 49.3%, while gross profit as a percentage of net sales, or gross profit margin, increased from 16.5% to 21.7%. The increase in gross profit margin was due to sales of higher margin licensed products and video game software, which increased profit margin by approximately 3 percentage points, reductions in customer returns, discounts and other allowances which resulted in an increase in profit margin of approximately 1 percentage point, a reduction in freight expense due to a higher mix of direct imports to customers and renegotiated shipping rates which increased profit margin by approximately 2 percentage points and a reduction in distribution costs which increased profit margin by approximately 1 percentage point. These increases in margin were offset by additional royalty and license expenses, which decreased profit margin by approximately 2 percentage points.

Operating Expenses

Operating expenses for the three and six months ended September 30, 2006 and 2005 were as follows (in thousands):

	Three months ended September 30,
	2006	% of Net Sales	2005	% of Net Sales	$ Change	% Change
Sales and marketing	$2,049	7.9%	$2,904	12.2%	$(855)	(29.4)%
General and administrative	2,397	9.3%	1,985	8.4%	412	20.8%
Research and development	485	1.9%	481	2.0%	4	0.8%
Amortization of intangible assets	201	0.8%	201	0.9%	0	0%

Total operating expenses	$5,132	19.9%	$5,571	23.5%	$(439)	(7.9)%

	Six months ended September 30,
	2006	% of Net Sales	2005	% of Net Sales	$ Change	% Change
Sales and marketing	$4,593	10.4%	$5,373	13.9%	$(780)	(14.5)%
General and administrative	4,337	9.9%	3,651	9.5%	686	18.8%
Research and development	704	1.6%	959	2.5%	(255)	(26.6)%
Amortization of intangible assets	402	0.9%	402	1.0%	0	0%

Total operating expenses	$10,036	22.8%	$10,385	26.9%	$(349)	(3.4)%

Sales and Marketing Expenses. Sales and marketing expenses consist primarily of payroll, commissions, participation at trade shows and travel costs for our worldwide sales and marketing staff, advertising expense and costs of operating our GameShark.com website. The decrease in sales and marketing expense of 29.4% for the three months ended September 30, 2006 is primarily due to lower salaries and travel due to reduced headcount, and lower advertising expense and trade show costs. The decrease in sales and marketing expense of 14.5% for the six months ended September 30, 2006 is primarily due to lower salaries and travel due to reduced headcount, and lower and trade show costs, offset by an increase in advertising expense in connection with the launch of a new software product.

General and Administrative. General and administrative expenses include salaries and benefits for our executive and administrative personnel, facilities costs and professional services, such as legal and accounting. The increase in general and administrative expense of 20.8% for the three months ended September 30, 2006 is primarily due to additional legal expenses related to the progression and settlement of existing cases, increased audit fees and stock-based compensation related to stock options. The increase in general and administrative expense of 18.8% for the six months ended September 30, 2006 is primarily due to additional legal expenses, increased audit fees and stock-based compensation related to stock options, offset in part by decreased salaries due to reduced headcount.

Research and Development. Research and development expenses include the costs of developing and enhancing new and existing products in addition to the costs of developing software products. The increase in research and development expenses for the three months ended September 30, 2006 relates to the write-off of certain software development costs for a product which is not being marketed, offset by a decrease in new game development. For the six months ended September 30, 2006 research and development expenses decreased 26.6% due primarily to decreased software development.

Amortization of Intangible Assets. Amortization of intangible assets results from our acquisition of GameShark in January 2003. Intangible assets with defined useful lives are being amortized over the estimated useful life of the assets ranging from 3 to 7 years.

Interest Expense, Foreign Exchange Gain (Loss) and Other Income

Interest expense, foreign exchange loss and other income for the three and six months ended September 30, 2006 and 2005 were as follows (in thousands):

	Three months ended September 30,
	2006	% of Net Sales	2005	% of Net Sales	$ Change	% Change
Interest expense	$(291)	1.1%	$(293)	1.2%	$(2)	(0.7)%
Foreign exchange gain	$1	0.0%	$329	1.4%	$(328)	(99.7)%
Other income	$72	0.3%	$101	0.4%	$(29)	(28.7)%

	Six months ended September 30,
	2006	% of Net Sales	2005	% of Net Sales	$ Change	% Change
Interest expense	$(564)	1.3%	$(619)	1.6%	$(55)	(8.9)%
Foreign exchange gain (loss)	$163	0.4%	$(31)	0.1%	$194	625.8%
Other income	$129	0.3%	$215	0.6%	$(86)	(40.0)%

The decrease in interest expense during the three and six months ended September 30, 2006 is attributable to lower bank loan balances during the periods, offset by increases in the interest rate. The foreign exchange gains in the three and six months ended September 30, 2006 results from the change of the U.S. dollar and relate to the revaluation of intercompany payables arising from product purchases at the Company’s foreign subsidiaries.

Other income primarily consists of advertising income from our GameShark.com website and royalties paid by an unrelated third party to distribute our products in Australia. The decrease in other income is primarily due to decreased purchases from the unrelated third party distributor in Australia.

Income Tax Expense (Benefit)

Income tax expense (benefit) for the three and six months ended September 30, 2006 and 2005 was as follows (in thousands):

Three months ended September 30,
2006	Effective Tax Rate	2005	Effective Tax Rate	$ Change	% Change
$ 225	53.4%	$(155)	11.3%	$380	245.2%

Six months ended September 30,
2006	Effective Tax Rate	2005	Effective Tax Rate	$ Change	% Change
$(109)	13.8%	$(1,111)	25.0%	$(1,002)	(90.2)%

Income tax expense increased due to the income earned for the second quarter of fiscal 2007, as compared to the losses incurred for the first and second quarters of fiscal 2006. The effective tax rate is a blended rate for different jurisdictions in which the Company operates.

Net Income (Loss) and Net Income (Loss) Per Share

Net income (loss) for the three and six months ended September 30, 2006 and 2005 was as follows (in thousands):

Three months ended September 30,
2006	% of Net Sales	2005	% of Net Sales	$ Change	% Change
$ 196	0.8%	$(1,221)	(5.1)%	$1,417	116.1%

Six months ended September 30,
2006	% of Net Sales	2005	% of Net Sales	$ Change	% Change
$(680)	(1.5)%	$(3,333)	(8.6)%	$2,653	79.6%

Basic and diluted net income per share for the three months ended September 30, 2006 was $0.00 compared to basic and diluted net loss per share of $(0.02) for the three months ended September 30, 2005. Basic and diluted net loss per share for the six months ended September 30, 2006 was $(0.01) compared to $(0.06) for the six months ended September 30, 2005. Net income (loss) per share is calculated using the weighted average number of basic and diluted shares outstanding during the three and six month periods ended September 30, 2006 and 2005, which were 54,244,383 shares in each of the periods.

Liquidity and Capital Resources

Sources of Liquidity

	As of and for the six months ended September 30,		Change
(in thousands)	2006	2005
Cash	$1,628	$1,478	$150

Percentage of total assets	2.2%	1.8%
Cash used in operating activities	$(6,146)	$(7,289)	$1,143
Cash used in investing activities	(156)	(986)	830
Cash provided by financing activities	6,241	8,453	(2,212)
Effects of foreign exchange on cash	82	215	(133)

Net increase in cash	$21	$393

At September 30, 2006, available cash was approximately $1.6 million compared to cash of approximately $1.6 million at March 31, 2006 and $1.5 million at September 30, 2005. Our primary sources of liquidity include a revolving line of credit (as discussed below under Cash Flows from Financing Activities), cash on hand at the beginning of the year and cash flows generated from operations.

Cash Flows from Operating Activities

Our cash flows from operating activities have typically included the collection of customer receivables generated by the sale of our products, offset by payments to vendors for materials and manufacture of our products. For the six months ended September 30, 2006, cash used in operating activities was $6.1 million compared to cash used of $7.3 million for the six months ended September 30, 2005. Cash was primarily used for the payment of accounts payable, offset by smaller inventory purchases resulting in a reduction in inventories. The largest use of cash for the six months ended September 30, 2006 resulted from the increase in accounts receivable which is attributable to the increase in sales during the period.

Cash Flows from Investing Activities

Cash used in investing activities was $0.2 million during the six months ended September 30, 2006 and $1.0 million during the six months ended September 30, 2005. Investing activities consist of capital expenditures to support our operations.

Cash Flows from Financing Activities

Cash provided by financing activities during the six months ended September 30, 2006 was a result of increased borrowings under our line of credit. For the six months ended September 30, 2006, cash provided by financing activities was $6.2 million compared to cash provided of $8.5 million in the six months ended September 30, 2005. We are focused on effectively managing our overall liquidity position by continuously monitoring expenses and managing our accounts receivable collection efforts.

We maintain a Credit Facility (the “Credit Facility”) with Wachovia Capital Finance Corporation (Central) (“Wachovia”), formerly Congress Financial Corporation (Central), which allows us to borrow up to $35 million under a revolving line of credit, subject to the availability of eligible collateral (accounts receivable and inventories), which changes throughout the year. On October 30, 2006, the Company and Wachovia entered into a Second Amended and Restated Credit Agreement that extended the term until October 30, 2009. The line of credit accrues interest on the daily outstanding balance at the U.S. prime rate plus 0.25% per annum, and must be repaid in United States dollars. In addition, the Company is required to pay a monthly service fee of $1,000 as of October 30, 2006 ($2,000 prior to the renewal on October 30, 2006) and an unused line fee equal to 0.25%. The Credit Facility is secured by a first priority security interest in the inventories, equipment, accounts receivable and investment properties of Mad Catz, Inc., our primary operating subsidiary (“MCI”), and a pledge in favor of Wachovia of all of the shares of capital stock of our subsidiaries. The Credit Facility is guaranteed by the Company and requires us to adhere to specified financial operating guidelines. See Note 5 to the consolidated financial statements included in Item 1. Financial Statements, elsewhere in this Form 10-Q.

At September 30, 2006 the outstanding balance on our line of credit was $14.8 million and our weighted average annualized interest rate during the six-month period ended September 30, 2006 was 8.2%. Prior to the renewal on October 30, 2006, we were required to meet an adjusted tangible net worth covenant to access the line of credit. At September 30, 2006 and March 31, 2006, we were in compliance with this loan covenant. As of October 30, 2006, the adjusted tangible net worth covenant is replaced with a covenant based on our net income before interest, taxes, depreciation and amortization (EBITDA) to access the line of credit.

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

Contractual Obligations and Commitments

The following summarizes our minimum contractual obligations as of September 30, 2006 (in thousands):

	Payments Due
	Total	Less Than 1 Year	1-3 Years	3-5 Years
Bank loan (excludes interest)	$14,822	$14,822	$—	$—
Operating leases	2,353	560	1,793	—
Royalty & license guaranteed commitments	545	520	25

Total	$17,720	$15,902	$1,818	$—

As of September 30, 2006 and March 31, 2006, we did not have any relationships with unconsolidated entities or financial parties, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As such, we are not exposed to any financing, liquidity, market, or credit risk that could arise if we had engaged in such relationships.

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

	Three months ended September 30,		Six months ended September 30,
(in thousands)	2006	2005	2006	2005
Net income (loss)	$196	$(1,221)	$(680)	$(3,333)
Adjustments:
Interest expense	291	293	564	619
Income tax expense (benefit)	225	(155)	(109)	(1,111)
Depreciation and amortization	504	474	1,015	927

EBITDA	$1,216	$(609)	$790	$(2,898)

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

Foreign Currency Exchange Rate Risk

A majority of our international business is presently conducted in currencies other than the U.S. dollar and may be exposed to financial market risk resulting from fluctuations in foreign currency exchange rates, particularly the Chinese Yuan, the British pound sterling, the Euro and the Canadian dollar. Foreign currency transaction gains and losses arising from normal business operations are credited to or charged against earnings in the period incurred. As a result, fluctuations in the value of the currencies in which we conduct our business relative to the U.S. dollar will cause currency transaction gains and losses, which we have experienced in the past and continue to experience. Due to the difficulty in determining and obtaining predictable cash flow forecasts in our foreign operations based on the overall challenging economic environment and associated contract structures, we do not currently utilize any derivative financial instruments to hedge foreign currency risks. The volatility of the Chinese Yuan, the British pound sterling, the Euro and the Canadian dollar (and any other applicable currencies) is monitored frequently. If appropriate, we may enter into hedging transactions in order to mitigate our risk from foreign currency fluctuations. Due to the substantial volatility of currency exchange rates, among other factors, we cannot predict the effect of exchange rate fluctuations upon future operating results. There can be no assurances that we will not experience currency losses in the future.

We estimate that an immediate 10% adverse change in foreign exchange rates would decrease/increase our reported net income (loss) by approximately $1.1 million for the six months ended September 30, 2006. This was estimated using a 10% deterioration factor to the average monthly exchange rates applied to net income or loss for each of the related subsidiaries in the respective period.

Interest Rate Risk.

We are exposed to interest rate risk on borrowings under the Credit Facility. Funds advanced to us pursuant to the Credit Facility bear interest at the U.S. prime rate plus 0.25%. We do not hedge our exposures to interest rate risk. We estimate that an increase of 100 basis points in the interest rate under our Credit Facility would not materially impact reported net income (loss) for the three and six months ended September 30, 2006.

Item 4.	Controls and Procedures

We maintain disclosure controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer, as appropriate, to allow for timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost benefit relationship of possible controls and procedures.

Evaluation of Disclosure Controls and Procedures

As required by Securities and Exchange Commission Rules 13a-15(a) and 13a-15(e), we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the period covered by this report. Based on the foregoing, our Chief Executive Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level.

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

Item 6.

10.1	Second Amended and Restated Loan Agreement dated as of October 30, 2006 by and between Wachovia Capital Finance Corporation (Central), formerly known as Congress Financial Corporation (Central), an Illinois corporation and Mad Catz, Inc. (filed as an exhibit to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 3, 2006 and incorporated herein by reference)

31.1	Certifications of Registrant’s Chief Executive Officer and Principal Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certifications of Registrant’s Chief Executive Officer and Principal Accounting Officer pursuant to 18 U.S.C. Section 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002. These certifications are being furnished solely to accompany this Quarterly Report on Form 10-Q and are not being filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and are not to be incorporated by reference into any filing of the Company.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MAD CATZ INTERACTIVE, INC.

November 14, 2006	/s/ DARREN RICHARDSON
Darren Richardson President and Chief Executive Officer and Principal Accounting Officer