Form 10-Q
period 2006-12-31
MAD CATZ INTERACTIVE INC
filed 2007-02-14
CIK 1088162

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended December 31, 2006

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from to              to

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

There were 54,244,383 shares of the registrant’s common stock issued and outstanding as of February 8, 2007.

MAD CATZ INTERACTIVE, INC.

FORM 10-Q

FOR THE PERIOD ENDED DECEMBER 31, 2006

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

MAD CATZ INTERACTIVE, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands of U.S. dollars)

(unaudited)

	December 31, 2006	March 31, 2006
Assets
Current assets:
Cash	$3,133	$1,607
Accounts receivable, net of allowances of $7,026 and $5,198 at December 31, 2006 and March 31, 2006, respectively	27,202	12,024
Other receivables	24	429
Inventories	13,000	18,390
Income taxes receivable	860	1,275
Deferred tax assets	2,586	2,586
Other current assets	930	1,661

Total current assets	47,735	37,972
Deferred tax assets	2,301	3,339
Deferred financing fees	95	—
Property and equipment, net	1,786	2,427
Intangible assets, net	2,031	2,634
Goodwill	22,398	22,363

Total assets	$76,346	$68,735

Liabilities and Shareholders’ Equity
Current liabilities:
Bank loan	$13,708	$8,581
Accounts payable	17,658	19,502
Accrued liabilities	4,357	3,800

Total current liabilities	35,723	31,883
Shareholders’ equity:
Common stock, no par value, unlimited shares authorized; 54,244,383 shares issued and outstanding at December 31, 2006 and March 31, 2006	47,082	46,746
Accumulated other comprehensive income	7,542	7,116
Accumulated deficit	(14,001)	(17,010)

Total shareholders’ equity	40,623	36,852

Total liabilities and shareholders’ equity	$76,346	$68,735

See accompanying notes to consolidated financial statements.

MAD CATZ INTERACTIVE, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

(in thousands of U.S. dollars, except share and per share data)

	Three Months Ended December 31,		Nine months Ended December 31,
	2006	2005	2006	2005
Net sales	$36,458	$44,989	$80,387	$83,525
Cost of sales	25,980	38,323	60,390	70,483

Gross profit	10,478	6,666	19,997	13,042

Operating expenses:
Sales and marketing	2,404	4,332	6,997	9,705
General and administrative	2,003	2,023	6,340	5,674
Research and development	375	229	1,079	1,188
Amortization of intangible assets	201	201	603	603

Total operating expenses	4,983	6,785	15,019	17,170

Operating income (loss)	5,495	(119)	4,978	(4,128)
Interest expense, net	(342)	(437)	(906)	(1,056)
Foreign exchange gain (loss), net	140	(676)	303	(707)
Other income	118	211	247	426

Income (loss) before income taxes	5,411	(1,021)	4,622	(5,465)
Income tax expense (benefit)	1,722	(1,026)	1,613	(2,137)

Net income (loss)	$3,689	$5	$3,009	$(3,328)

Net income (loss) per share:
Basic	$0.07	$0.00	$0.06	$(0.06)

Diluted	$0.07	$0.00	$0.06	$(0.06)

Number of shares used in computation
Basic	54,244,383	54,244,383	54,244,383	54,244,383

Diluted	54,829,038	54,287,470	54,378,587	54,244,383

See accompanying notes to consolidated financial statements.

MAD CATZ INTERACTIVE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(in thousands of U.S. dollars)

	Nine months Ended December 31,
	2006	2005
Cash flows from operating activities:
Net income (loss)	$3,009	$(3,328)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	1,508	1,410
Non-cash interest expense	5	—
Gain on disposals of assets	—	(1)
Foreign exchange (gain) loss	(303)	707
Provision for deferred income taxes	1,038	1,451
Stock-based compensation	336	—
Changes in operating assets and liabilities:
Accounts receivable	(14,681)	(14,094)
Other receivables	405	1,271
Inventories	5,777	7,164
Income taxes receivable/payable	398	(3,689)
Other current assets	741	(902)
Accounts payable	(1,921)	310
Accrued liabilities	409	630

Net cash used in operating activities	(3,279)	(9,071)

Cash flows from investing activities:
Purchases of property and equipment	(272)	(1,258)
Proceeds from sale of property and equipment	2	—

Net cash used in investing activities	(270)	(1,258)

Cash flows from financing activities:
Increase in bank loan	5,127	13,323

Net cash provided by financing activities	5,127	13,323

Effects of foreign exchange on cash	(52)	(624)

Net increase in cash	1,526	2,370
Cash, beginning of period	1,607	1,085

Cash, end of period	$3,133	$3,455

Supplemental cash flow information:
Income taxes paid	$184	$94

Interest paid	$941	$1,060

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

Asset Purchase

In November 2006, the Company acquired certain assets of a development stage business (InAir Personal Sound Technology) for a total cost of $126,000 to be paid in 36 monthly payments of $3,500. The Company allocated costs to the acquired assets based on fair value. The intangible assets acquired consist of the ideas, concepts, and other intellectual property associated with an unproven, in-process portable headphone technology. The Company allocated $121,000 of the purchase price to in-process research and development. The technology has no future alternative use and as a result, this amount was recorded as research and development expense in the accompanying consolidated statement of operations. The remaining $5,000 was recorded as property and equipment.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States (“U.S. GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the year. Actual results could differ from those estimates.

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

Software Development Costs

Software development costs primarily consist of payments made to independent software developers under development agreements. The Company accounts for software development costs in accordance with SFAS No. 86, “Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed,” which provides for the capitalization of certain software development costs incurred after technological feasibility of the software is established or for development costs that have alternative future use. Under the Company’s current practice of developing new products, the technological feasibility of the underlying software is not established until substantially all product development is complete and the first playable version is delivered. There were no capitalized software development costs as of December 31, 2006.

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

Advertising

Advertising costs are expensed as incurred and amounted to $1,186,000 and $3,335,000 for the three and nine month periods ended December 31, 2006, respectively. Advertising expense was $2,901,000 and $5,079,000 for the three and nine months ended December 31, 2005, respectively. Cooperative advertising with distributors and retailers is recorded when revenue is recognized and such amounts are included in sales and marketing expense if there is a separate identifiable benefit with an estimable fair value. Otherwise, such costs are recognized as a reduction of sales.

Deferred Financing Fees

Deferred financing fees include costs related to obtaining debt financing and are amortized over the term of the debt agreement. Amortization of deferred financing fees is included as a component of interest expense.

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

In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109” (“FIN 48”), which clarifies the accounting for uncertainty in tax positions. FIN 48 prescribes a recognition threshold and measurement process for recording in the financial statements uncertain tax provisions taken or expected to be taken in a tax return. Additionally, FIN 48 provides guidance on the de-recognition, classification, accounting in interim periods and disclosure requirements for uncertain tax positions. The accounting provisions of FIN 48 will be effective for the Company beginning April 1, 2008. The Company is in evaluating the impact, if any, the adoption of FIN 48 will have on its consolidated financial statements.

In September 2006, the Securities and Exchange Commission issued SAB No. 108, “Financial Statements — Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB No. 108”). SAB No. 108 provides guidance on how prior year misstatements should be taken into consideration when quantifying misstatements in current year financial statements for purposes of determining whether the current year’s financial statements are materially misstated. The impact of correcting all misstatements, including both the carryover and reversing effects of prior year misstatements, must be quantified on the current year financial statements. When a current year misstatement has been quantified, SAB No. 99, “Financial Statements—Materiality” should be applied to determine whether the misstatement is material and should result in an adjustment to the financial statements. SAB No. 108 also discusses the implications of misstatements uncovered upon the application of SAB

No. 108 in situations when a registrant has historically been using either the iron curtain approach or the rollover approach as described in SAB No. 108. Registrants electing not to restate prior periods should reflect the effects of initially applying the guidance in Topic 1N in their annual financial statements covering the first fiscal year ending after November 15, 2006. The Company is evaluating what impact, if any, the adoption of SAB No. 108 will have on its consolidated financial statements.

(2) Inventories

Inventories consist of the following (in thousands):

	December 31, 2006	March 31, 2006
Raw materials	$1,202	$1,078
Finished goods	11,797	17,311
Packaging materials and accessories	1	1

Inventories	$13,000	$18,390

(3) Property and Equipment

Property and equipment consist of the following (in thousands):

	December 31, 2006	March 31, 2006
Molds	$3,521	$3,513
Computer equipment and software	2,450	2,236
Manufacturing and office equipment	633	580
Furniture and fixtures	318	318
Assets not yet in service	—	163
Leasehold improvements	429	418

	7,351	7,228
Less: Accumulated depreciation and amortization	(5,565)	(4,801)

Property and equipment, net	$1,786	$2,427

Depreciation and amortization expense associated with property and equipment amounted to $292,000 and $905,000 for the three and nine month periods ended December 31, 2006, respectively, and $282,000 and $807,000 for the three and nine month periods ended December 31, 2005, respectively.

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

	Cost	Accumulated Amortization at December 31, 2006	Net Book Value at December 31, 2006	Net Book Value at March 31, 2006	Useful life (years)
Trademarks	$4,112	$2,203	$1,909	$2,350	7
Copyrights	514	404	110	188	5
Website	457	445	12	96	4

Intangible assets	$5,083	$3,052	$2,031	$2,634

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

The changes in the U.S. dollar carrying amount of goodwill from March 31, 2006 to December 31, 2006 are as follows (in thousands):

	December 31, 2006		March 31, 2006		$ Change
Balance in Canadian dollars	Cdn.$	26,103	Cdn.$	26,103	Cdn. $	—
Exchange rate at balance sheet date		0.85807		0.85677

Balance in U.S. dollars		$22,398		$22,363		$34

(5) Bank Loan

The Company has a Credit Facility with Wachovia Capital Finance Corporation (Central) (“Wachovia”) to borrow up to $35 million under a revolving line of credit subject to the availability of eligible collateral (accounts receivable and inventories), which changes throughout the year. On October 30, 2006, the Company and Wachovia extended the term of the Credit Facility until October 30, 2009. The line of credit accrues interest on the daily outstanding balance at the U.S. prime rate plus 0.25% per annum, and must be repaid in United States dollars. At December 31, 2006 the interest rate was 8.5%. The Company is also required to pay a monthly service fee of $1,000 and an unused line fee equal to 0.25% of the unused portion of the loan. Borrowings under the Credit Facility are secured by a first priority interest in the inventories, equipment, accounts receivable and investment properties of Mad Catz, Inc. (“MCI”) and by a pledge of all of the capital stock of the Company’s subsidiaries and is guaranteed by the Company. The Company is required to meet a quarterly covenant based on the Company’s net income before interest, taxes, depreciation and amortization (EBITDA). The Company was in compliance with this covenant as of December 31, 2006.

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

Stock options entitle the holder to purchase, at the end of a vesting period, a specified number of shares of the Company’s common stock at a price per share set at the grant date. Stock-based compensation cost related to stock options is measured based on several criteria including, but not limited to, the valuation model used and associated input factors such as expected term of the award, stock price volatility, dividend rate and risk-free interest rate. The input factors to be used in the valuation model are based on subjective future expectations combined with management judgment. The Company estimates the fair value of awards granted using the Black-Scholes option pricing model, which was the same model previously used for the pro forma information required under SFAS No. 123.

Stock-based compensation expense for the three and nine months ended December 31, 2006 was calculated at the date of grant using the Black-Scholes option-pricing model based on the following weighted average assumptions (annualized percentages):

	Three Months Ended December 31, 2006	Nine months Ended December 31, 2006
Dividend yield	0.0%	0.0%
Expected volatility (1)	72% - 76%	72% - 76%
Risk-free interest rate (2)	4.78% - 4.85%	4.73% - 4.85%
Expected term (3)	2-4 years	2-4 years

(1)	After consideration of both its implied volatility and historical volatility, the Company determined its historical volatility to be the most accurate estimate of future volatility and therefore utilizes this measure. The expected volatility is estimated based on the historical volatility (using daily pricing) of the Company’s stock.
(2)	The risk-free interest rate is determined based on a constant U.S. Treasury security rate with a contractual life that approximates the expected term of the stock options.
(3)	The expected term of options granted is estimated based on a number of factors, including historical exercise experience, the vesting term of the award, the expected volatility of the Company’s stock and an employee’s average length of service.

SFAS No. 123R requires the recognition of stock-based compensation for the number of awards that are ultimately expected to vest. As a result recognized stock compensation for stock options granted in during the 3 months ended December 31, 2006 was reduced for estimated forfeitures prior to vesting based on a historical annual forfeiture rate of approximately 4%. Estimated forfeitures will be reassessed at each balance sheet date and may change based on new facts and circumstances. Prior to April 1, 2006, actual forfeitures were accounted for as they occurred for purposes of required pro forma stock compensation disclosures.

The weighted average grant date fair value of stock options granted during the three and nine months ended December 31, 2006 was $0.29 and $0.24, respectively. Unrecognized compensation cost was $282,000 as of December 31, 2006. No options were exercised during the nine months ended December 31, 2006 and 2005. The aggregate intrinsic value of the Company’s fully vested options was approximately $282,000 at December 31, 2006.

Summary of Plan and Plan Activity

The Company’s stock option plan (the “Plan”) allows the Company to grant options to purchase common stock to employees, officers and directors. A maximum of six million shares of common stock may be issued pursuant to options granted under the Plan. Options granted under the Plan generally expire five years from the date of grant and generally vest over a period of two years with one-third vesting immediately. During the three months ended December 31, 2006, 1,162,500 options were granted to employees and officers. These options vest over four years (excluding 25,000 options which vest immediately) and subject to shareholder approval, expire ten years from the date of grant. Without shareholder approval, these options will expire five years from the date of grant. The Company recorded stock-based compensation expense of $26,000 in connection with these options. In addition, 356,667 fully-vested options held by several of the grantees were cancelled at the time of the new option grant.

The Company’s options are denominated in Canadian dollars. For convenience, per share amounts stated below have been translated to U.S. dollars at the rate of exchange in effect at the balance sheet date. A summary of option activity from April 1, 2006 through December 31, 2006 is presented as follows:

Stock options outstanding:	Options	Weighted- Average Exercise Price	Weighted Average Remaining Contractual Life in Years
Outstanding at April 1, 2006	2,099,333	$0.99
Options granted	—
Options exercised	—
Options cancelled	(521,000)	1.22

Outstanding at June 30, 2006	1,578,333	0.97	1.7
Options granted	1,497,500	0.41
Options exercised	—
Options cancelled	(358,666)	0.85

Outstanding at September 30, 2006	2,717,167	$0.68	6.3
Options granted	1,162,500	0.48
Options exercised	—
Options cancelled	(484,667)	1.15

Outstanding at December 31, 2006	3,395,000	$0.52	8.1

Exercisable at December 31, 2006	2,257,500	$0.55	7.2

Pre- SFAS No. 123R Pro Forma Accounting Disclosure

During the three and nine months ended December 31, 2005, the Company did not grant any options. For disclosure purposes under SFAS 123, the Company estimated the fair value of awards granted in prior periods, consistent with the current methodology utilizing the Black-Scholes option pricing model. The Company estimated the option term, dividend yield, volatility and risk-free interest rate assumptions consistent with the current methodology. The following table reflects pro forma net earnings and earnings per share for the three months and nine months ended December 31, 2005 under the disclosure only provisions of SFAS 123, as if the fair value method had been applied to all outstanding and unvested options (in thousands except per share data):

	Three Months Ended December 31, 2005	Nine months Ended December 31, 2005
Net income (loss) as reported	$5	$(3,328)
Stock based compensation using the fair value method	(26)	(99)

Pro forma net loss	$(21)	$(3,427)

Net income (loss) per common share:
Basic and diluted net income (loss) per share—as reported	$0.00	$(0.06)

Basic and diluted net income (loss) per share—pro forma	$0.00	$(0.06)

(7) Commitments and Contingencies

Leases

The Company is obligated under certain non-cancelable operating leases, primarily for warehouses and office space. Total future minimum lease commitments under operating leases as of December 31, 2006 are as follows (in thousands):

Fiscal Year Ending March 31:
2007 (remaining 3 months)	$286
2008	999
2009	683
2010	111

$2,079

Royalty and License Agreements

The Company has license agreements to utilize existing design and utility technology with its products. The Company also has royalty agreements for use of licensed trademarks and celebrity endorsements. These agreements have royalty and license fees based on different percentages of certain types of sales or a predetermined amount per unit. Royalty and license expenses were $1,169,000 and $571,000 for the three months ended December 31, 2006 and 2005, respectively and $3,078,000 and $1,491,000 for the nine months ended December 31, 2006 and 2005, respectively. The minimum amount due under royalty and license agreements for the remainder of fiscal year 2007 is approximately $127,000, which includes several new agreements for distribution of licensed product.

Legal Proceedings

On February 10, 2003, Electro Source, LLC (“Electro Source”) filed a complaint against MCI, and Fire International, Ltd. (“Fire”), as well as other defendants, in the Superior Court in Los Angeles County, California entitled, Electro Source, LLC v. Fire International, Ltd., et al., Case No. BC 290076. On or about November 18, 2003, Electro Source amended its complaint to add the Company as a defendant. In its amended complaint, Electro Source asserted claims against the Company and MCI alleging misappropriation of trade secrets, conspiracy to defraud, interference with contractual relationship and interference with prospective economic advantage in connection with Fire’s agreement to supply MCI with product to be marketed under the GameShark brand and for the termination of Fire’s alleged prior business relationship with Electro Source. Electro Source moved for a temporary restraining order to prevent MCI from marketing or otherwise distributing the GameShark products. After a hearing on the matter, the Court denied Electro Source’s motion and refused to enter the temporary restraining order. On February 17, 2005, MCI filed a cross-complaint against Electro Source alleging false advertising, state and federal unfair competition, libel per se, and trade libel arising out of certain advertisements and internet statements. On July 29, 2005, the Court denied the Company’s motions for summary judgment, and on August 26, 2005, the Court denied the Company’s motion for summary adjudication as to the plaintiff’s claim for intentional interference with contract. Trial in this matter was held between May 15, 2006 and June 9, 2006. On June 19, 2006, the jury rendered a verdict on MCI’s cross-complaint finding that the advertisement and other statements in question did not satisfy the legal elements of defamation. On June 21, 2006, the jury rendered a verdict finding that MCI was not liable for any alleged misappropriation of trade secrets. On June 23, 2006 the jury rendered a verdict finding that MCI was not liable for conspiracy to defraud or intentional interference with prospective economic advantage. Following the jury verdicts, the only remaining claim against MCI was a claim for interference with contract, which could not be decided because the jury deadlocked on the issue of whether a contract existed between Fire and Electro Source. The judge declared a mistrial with respect to this issue. A new trial on the issue of whether a contract existed between Electro Source and Fire, whether such contract was breached and whether MCI interfered with any such contract was scheduled for March 1, 2007. On January 31, 2007, the Company, Fire, Electro Source and all other parties to the lawsuit executed a Settlement and Mutual Releases Agreement settling all remaining claims in the matter. The Company’s obligations under the settlement are (i) to pay to Electro Source $100,000 (which was accrued in the Company’s consolidated financial statements at December 31, 2006); (ii) to enter into an amendment of the Company’s Exclusive Distribution Agreement with Fire extending the agreement with respect only to PlayStation 2 and Nintendo DS/DS Lite cheat code products through March 31, 2012, which amendment requires Fire to sell PlayStation 2 and Nintendo DS/DS Lite cheat code products only to the Company and requires the Company to buy such products only from Fire, with no minimum purchase requirement; and (iii) to remit to an escrow $1.50 and $1.00, respectively, of the amount the Company would otherwise be required to pay to Fire for each PlayStation 2 and Nintendo DS/DS Lite cheat code the Company purchases from Fire or a Fire affiliate.

On or about May 2, 2005, MCI was served with a lawsuit filed by Freedom Wave LLC in the United States District Court for the Central District of California entitled, Freedom Wave LLC. v. Mad Catz, Inc. et al., Case No CV5 2954NM (PLAx). The complaint alleges that certain MCI products infringe U.S. patent numbers 6,878,066 (“ ‘066 Patent”) and 6,280,327 (“ ‘327 Patent”). MCI answered, denying the allegation in the complaint. The ‘327 patent was under reexamination by the patent and trademark office, and the parties have agreed that until the reexamination was complete, the case should be dismissed, without prejudice to Freedom Wave refiling its claims at a later date. The reexamination has been completed and on November 14, 2006 Freedom Wave LLC refiled the lawsuit against the Company. The case is in the early stages with trial set for December 18, 2007. The Company believes its products do not infringe any valid claim of the ‘327 or ‘066 patents and intends to vigorously defend against these claims. While the Company intends to vigorously defend this matter, there can be no guarantee that the Company will ultimately prevail or that damages will not be assessed against it. An adverse determination by the Court or jury could require payment of damages and seriously impact the Company’s revenues and its ability to continue to distribute some product.

On July 14, 2005, the Company was served with a lawsuit filed in the United States District Court for the District of Texas, Marshall Division entitled Konami Corporation v. Roxor Games, Inc., Case No. 02-05cv-173. The complaint alleged that the Company’s MC Groovz Dance Craze product violates U.S. patent number 6,410,835. On January 10, 2006, the Company received a letter from Konami Corporation asserting that Pump It Up:Exceed, which the Company distributes on behalf of Mastiff, LLC, also infringes the claims of the 6,410,835 patent and demanded that the Company cease all sales and offers to sell Pump It Up:Exceed. On October 26, 2006, the Company and Konami executed a settlement agreement under which the parties agreed that the lawsuit would be dismissed with prejudice in exchange for payments to Konami totaling $300,000. This amount was accrued in the Company’s consolidated financial statements at September 30, 2006.

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

Comprehensive income (loss) for the three and nine months ended December 31, 2006 and 2005 consists of the following components (in thousands):

	Three Months Ended December 31,		Nine months Ended December 31,
	2006	2005	2006	2005
Net income (loss)	$3,689	$5	$3,009	$(3,328)
Foreign currency translation adjustment	(970)	(182)	426	851

Comprehensive income (loss)	$2,719	$(177)	$3,435	$(2,477)

The foreign currency translation adjustments are not adjusted for income taxes as they relate to indefinite investments in non-U.S. subsidiaries.

(9) Basic and Diluted Net Income (Loss) per Share

Shares used in basic net income (loss) per share are computed using the weighted average number of common shares outstanding during each period. Shares used in diluted net income (loss) per share include the potentially dilutive effect of common shares issuable upon the exercise of in-the-money stock options. The reconciliation of shares used to calculate basic and diluted net income (loss) per share consists of the following (in thousands, except share and per share data):

	Three Months Ended December 31,		Nine Months Ended December 31,
	2006	2005	2006	2005
Net income (loss)	$3,689	$5	$3,009	$(3,328)

Shares used in basic and diluted net income (loss) per share computation:
Weighted average common shares outstanding—basic	54,244,383	54,244,383	54,244,383	54,244,383
Dilutive potential common shares	584,655	43,087	134,204	—

Weighted average common shares outstanding—diluted	54,829,038	54,287,470	54,378,587	54,244,383

Basic and diluted net income (loss) per share	$0.07	$0.00	$0.06	$(0.06)

Because the Company incurred a loss for the nine months ended December 31, 2005, the effect of dilutive securities totaling 351,845 have been excluded from the diluted net loss per share computation as their impact would be antidilutive.

(10) Geographic Data

The Company’s sales are attributed to the following geographic regions (in thousands):

	Three months ended December 31,		Nine months ended December 31,
	2006	2005	2006	2005
Net sales:
United States	$26,133	$33,652	$57,254	$60,696
Europe	8,193	7,553	17,495	15,807
Canada	2,132	3,732	5,529	6,875
Other countries	–	52	109	147

	$36,458	$44,989	$80,387	$83,525

Revenue is attributed to geographic regions based on the location of the customer. During the three months ended December 31, 2006, two customers individually accounted for at least 10% of the Company’s gross sales, one accounted for 30% and the second for 20% of the Company’s gross sales for a combined total of 50% of gross sales. During the three months ended December 31, 2005, three customers individually accounted for at least 10% of the Company’s gross sales, one accounted for 26%, one accounted for 18% and one accounted for 11% of the Company’s gross sales for a combined total of 55% of gross sales.

The Company’s property and equipment, goodwill and intangible assets are attributed to the following geographic regions (in thousands):

	December 31, 2006	March 31, 2006
Property and equipment:
United States	$1,628	$2,224
Other Countries	155	198
Canada	3	5

	1,786	2,427

Goodwill and intangible assets:
United States	2,031	2,634
Canada	22,398	22,363

	24,429	24,997

	$26,215	$27,424

(11) Differences Between Accounting Principles Generally Accepted in the United States and in Canada

The consolidated financial statements to which these notes relate have been prepared in accordance with U.S. GAAP. In certain respects, U.S. GAAP differs from accounting principal generally accepted in Canada (“Canadian GAAP”). Reconciliation of net income determined in accordance with U.S. GAAP to net income determined under Canadian GAAP follows (in thousands, except per share data):

	Three months ended December 31,		Nine months ended December 31,
	2006	2005	2006	2005
Net income (loss), as reported	$3,689	$5	$3,009	$(3,328)
Stock-based compensation—options grants	—	(26)	—	(99)

Net income (loss) in accordance with Canadian GAAP	$3,689	$(21)	$3,009	$(3,427)

Net income (loss) per share in accordance with Canadian GAAP, basic and diluted	$0.07	$0.00	$0.06	$(0.06)

The area of material difference between United States and Canadian GAAP and their impact on the consolidated financial statements of the Company is described below:

Stock-Based Compensation—Option Grants

Under U.S. GAAP, during the three and nine months ended December 31, 2005 the Company accounted for its stock-based employee compensation plan using the intrinsic value method under the recognition and measurement principles of APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and related Interpretations. For purposes of Canadian GAAP, under the transitional provisions of the Canadian Institute of Chartered Accountants (CICA) Handbook Section 3870 (Section 3870), “Stock-based Compensation and Other Stock-based Payments,” the Company would have adopted the fair value method of accounting for stock options on a retroactive basis, with prior periods restated. As of April 1, 2006, the Company adopted SFAS 123R and as a result there is no difference in accounting for stock options between U.S. GAAP and Canadian GAAP during the three and nine months ended December 31, 2006.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

This section contains forward-looking statements involving risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors including those described under Forward-looking Statements herein and in “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended March 31, 2006 and in Part II Other Information – Item 1A. Risk Factors in this Quarterly Report on Form 10-Q. The following discussion should be read in conjunction with our consolidated financial statements and related notes included in this Form 10-Q and in our Annual Report on Form 10-K for the fiscal year ended March 31, 2006.

Overview

Our Business

We are a leading provider of video game accessories and software marketed under the Mad Catz and GameShark brands. We design, manufacture (primarily through third parties in Asia), market and distribute accessories for all major video game platforms, including the Microsoft Xbox and Xbox 360; Nintendo GameCube, Wii, Game Boy Advance, Game Boy Advance SP, DS, DS Lite, N64 and Micro; and Sony PlayStation, PlayStation 2, PlayStation 3 and PSP. In addition, we design, manufacture (primarily through third parties in Asia), market and distribute accessories for the Apple iPod. Our products include video game accessories of all types, such as control pads, steering wheels, joysticks, memory cards, video cables, light guns, dance pads, microphones, car adapters and carry cases. We also market game enhancement software, distribute video game software and related accessories and publish video game titles.

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

Transition to Next-Generation Consoles

Our industry is cyclical and we believe it is now in a transition stage entering into the next cycle. The transition began with the release of Microsoft’s Xbox 360 in November 2005 and we expect it to continue with releases by Sony and Nintendo in all territories by the early 2007, with a total of three new video game consoles being introduced into the market. Upon release of the Xbox 360 we were a licensee with rights to officially market a range of accessories compatible with the Xbox 360. We intend to develop and market a range of accessories that are compatible with the new console systems to be introduced by Sony and Nintendo, as well as continue to provide accessories to the significant installed base of current consoles in the marketplace. The transition of consoles provides an opportunity for us to market products to the value-oriented consumer. Until we have had an opportunity to fully evaluate the technology used by the first party manufacturers, we will be unable to determine the extent to which we will be able to design and manufacture accessories that are compatible with all of the new video game consoles.

Foreign Currency

During the third quarter of fiscal 2007, approximately 28% of total net sales were transacted outside of the United States. The majority of our international business is presently conducted in currencies other than the U.S. dollar. As such, we are exposed to translation adjustments when converting, under the current rate method, our foreign subsidiaries’ functional currency financial statements to U.S. dollar, which is our reporting currency. Translation adjustments are reported as accumulated other comprehensive income in the shareholders’ equity section of the balance sheet; whereas, foreign currency transaction gains and losses both unrealized and realized, arising from normal business operations are credited to or charged against earnings in the period incurred. As a result, fluctuations in the value of the currencies in which business is conducted relative to the U.S. dollar or the subsidiaries respective functional currencies will cause currency transaction gains and losses, which we have experienced in the past and continue to experience. Due to the substantial volatility of currency exchange rates, among other factors, we cannot predict the effect of exchange rate fluctuations upon future operating results. There can be no assurances that we will not experience currency losses in the future. During the nine months of fiscal 2007 and in fiscal 2006, we did not hedge against foreign currency exposure and we cannot predict the effect foreign currency fluctuations will have on us during the remainder of fiscal 2007.

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

We have not made any significant changes in the methodology or assumptions used to establish our inventory reserves as reported during the past three fiscal years. We do not believe there is a reasonable likelihood that there will be a significant change in the future methodology or assumptions we use to calculate our inventory reserves. However, if our estimates regarding market value are inaccurate, or changes in customer or consumer demand affect specific products in an unforeseen manner, we may be exposed to additional increases in our inventory reserves that could be material. A 10% change in our actual inventory reserves at December 31, 2006, would have affected net earnings by approximately $0.1 million for both the three and nine months ended December 31, 2006.

Software Development Costs

Software development costs primarily consist of payments made to independent software developers under development agreements. We account for software development costs in accordance with SFAS No. 86, “Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed,” which provides for the capitalization of certain software development costs incurred after technological feasibility of the software is established or for development costs that have alternative future uses. Under our current practice of developing new products, the technological feasibility of the underlying software is not established until substantially all product development is complete and the first playable version is delivered. There were no capitalized software development costs as of December 31, 2006.

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

Royalty-based payments that are paid in advance are generally capitalized and expensed to cost of sales at the greater of the contractual or effective royalty rate based on net product sales. With regard to payments made to independent software developers and co-publishing affiliates, we are generally subject to development risk prior to the general release of the product. Accordingly, payments that are due prior to completion of the product are generally expensed as research and development as the services are incurred. Payments due after the general release of the product (primarily royalty-based in nature) are generally expensed as cost of sales at the higher of the contractual or effective royalty rate based on net product sales.

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

RESULTS OF OPERATIONS

Net Sales

From a geographical perspective, our net sales for the three and nine months ended December 31, 2006 and 2005 were as follows (in thousands):

	Three months ended December 31,
	2006	% of total	2005	% of total	$ Change	% Change
United States	$26,133	72%	$33,652	75%	$(7,519)	(22.3)%
Europe	8,193	22%	7,553	17%	640	8.5%
Canada	2,132	6%	3,732	8%	(1,600)	(42.9)%
Other countries	—	0%	52	0%	(52)	(100.0)%

Consolidated net sales	$36,458	100%	$44,989	100%	$(8,531)	(19.0)%

	Nine months ended December 31,
	2006	% of total	2005	% of total	$ Change	% Change
United States	$57,254	71%	$60,696	73%	$(3,442)	(5.7)%
Europe	17,495	22%	15,807	19%	1,688	10.7%
Canada	5,529	7%	6,875	8%	(1,346)	(19.6)%
Other countries	109	0%	147	0%	(38)	(25.9)%

Consolidated net sales	$80,387	100%	$83,525	100%	$(3,138)	(3.8)%

For the three months ended December 31, 2006, consolidated net sales decreased 19.0% as compared to the three month period ended December 31, 2005. Net sales decreased in the United States and Canada primarily due to the discontinuation of low margin and unprofitable products. In addition, net sales were lower due to the softness in the games market during the platform transition to the Xbox 360, PlayStation 3 and the Wii. The Company does not currently have a license to manufacture wireless control pads for the Xbox 360, a significant market segment and as a result, sales of control pads decreased as a percentage of sales. In the United States sales of products for the PlayStation 2 and Xbox declined, partially offset by the increase sales of products for the Xbox 360 and the Wii. In Europe, net sales in local currency were flat compared to the prior year, however reported sales in U.S. dollars increased due to favorable exchange rates. European sales increased during the quarter due to expansion in major European markets such as Spain and France, offset by a decrease in sales of software products.

For the nine months ended December 31, 2006, consolidated net sales decreased 3.8% as compared to the nine months ended December 31, 2005. The decrease in net sales is primarily due to the overall softness in the games market in anticipation of the next-generation platforms and discontinuation of low margin and unprofitable products offset by an increase in sales of video game software products and licensed products.

Our sales by product group for the three and nine months ended December 31, 2006 and 2005 were as follows:

	Three months ended December 31,
	2006	2005
PlayStation 2	26%	31%
PlayStation 3	2%	0%
Xbox	9%	23%
Xbox 360	19%	1%
GameCube	12%	12%
Handheld Consoles(a)	15%	16%
All others	17%	17%

Total	100%	100%

	Nine months ended December 31,
	2006	2005
PlayStation 2	30%	32%
PlayStation 3	1%	0%
Xbox	11%	24%
Xbox 360	16%	1%
GameCube	11%	12%
Handheld Consoles(a)	15%	15%
All others	16%	16%

Total	100%	100%

(a)	Handheld consoles include Sony PSP and Nintendo Game Boy Advance, Game Boy Advance SP, DS, DS Lite and Micro.

Our sales by product category for the three and nine months ended December 31, 2006 and 2005 were as follows:

	Three months ended December 31,
	2006	2005
Control pads	40%	48%
Bundles	12%	14%
Software(b)	8%	11%
Accessories	16%	6%
Steering wheels	5%	7%
Memory	4%	5%
All others	15%	9%

Total	100%	100%

	Nine months ended December 31,
	2006	2005
Control pads	41%	48%
Bundles	11%	14%
Software(b)	14%	12%
Accessories	13%	6%
Steering wheels	6%	6%
Memory	4%	5%
All others	11%	9%

Total	100%	100%

(b)	Software includes game enhancement software in addition to published and distributed video game software with related accessories.

Gross Profit

Gross profit is defined as net sales less cost of sales. Cost of sales consists of product costs, cost of licenses and royalties, cost of freight-in and freight-out and distribution center costs, including depreciation and other overhead.

The following table presents net sales, cost of sales and gross profit for the three and nine months ended December 31, 2006 and 2005 (in thousands):

	Three months ended December 31,
	2006	% of Net Sales	2005	% of Net Sales	$ Change	% Change
Net sales	$36,458	100.0%	$44,989	100.0%	$(8,531)	(19.0)%
Cost of sales	25,980	71.3%	38,323	85.2%	(12,343)	(32.2)%

Gross profit	$10,478	28.7%	$6,666	14.8%	$3,812	57.2%

	Nine months ended December 31,
	2006	% of Net Sales	2005	% of Net Sales	$ Change	% Change
Net sales	$80,387	100.0%	$83,525	100.0%	$(3,138)	(3.8)%
Cost of sales	60,390	75.1%	70,483	84.4%	(10,093)	(14.3)%

Gross profit	$19,997	24.9%	$13,042	15.6%	$6,955	53.3%

Gross profit for the three months ended December 31, 2006 increased 57.2%, while gross profit as a percentage of net sales, or gross profit margin, increased from 14.8% to 28.7%. The increase in gross profit margin was primarily due to a reduction in sales of low margin and unprofitable products and an increase in sales of higher margin products, including licensed products, which increased profit margin by approximately 10 percentage points. In addition, the prior year gross profit margin was negatively impacted by a one-time payment of $2 million for early termination of a long-term purchase commitment, resulting in a decrease in profit margin in the prior year of approximately 4 percentage points. A reduction in freight expense due to a higher mix of direct imports to customers and renegotiated shipping rates in addition to reduced distribution costs increased profit margin by approximately 2 percentage points. These increases in profit margin were offset by additional royalty and license expenses, which decreased profit margin by approximately 2 percentage points.

Gross profit for the nine months ended December 31, 2006 increased 53.3%, while gross profit as a percentage of net sales, or gross profit margin, increased from 15.6% to 24.9%. The increase in gross profit margin was due to the reduction in sales of low margin and unprofitable products and an increase in sales of higher margin products, which increased profit margin by approximately 5 percentage points, a reduction in freight expense due to a higher mix of direct imports to customers and renegotiated shipping rates which increased profit margin by approximately 2 percentage points and a reduction in distribution costs which increased profit margin by approximately 1 percentage point. In addition, there was a reduction in inventory write-downs to market value over the prior year which increased current year gross margin by approximately 1 percentage point, as well as the prior year early termination payment which decreased prior year gross profit margin by approximately 2 percentage points. These increases in margin were offset by additional royalty and license expenses, which decreased profit margin by approximately 2 percentage points.

Operating Expenses

Operating expenses for the three and nine months ended December 31, 2006 and 2005 were as follows (in thousands):

	Three months ended December 31,
	2006	% of Net Sales	2005	% of Net Sales	$ Change	% Change
Sales and marketing	$2,404	6.6%	$4,332	9.6%	$(1,928)	(44.5)%
General and administrative	2,003	5.5%	2,023	4.5%	(20)	(1.0)%
Research and development	375	1.0%	229	0.5%	146	63.8%
Amortization of intangible assets	201	0.6%	201	0.5%	0	0%

Total operating expenses	$4,983	13.7%	$6,785	15.1%	$(1,802)	(26.6)%

	Nine months ended December 31,
	2006	% of Net Sales	2005	% of Net Sales	$ Change	% Change
Sales and marketing	$6,997	8.7%	$9,705	11.6%	$(2,708)	(27.9)%
General and administrative	6,340	7.9%	5,674	6.8%	666	11.7%
Research and development	1,079	1.3%	1,188	1.4%	(109)	(9.2)%
Amortization of intangible assets	603	0.8%	603	0.7%	0	0%

Total operating expenses	$15,019	18.7%	$17,170	20.6%	$(2,151)	(12.5)%

Sales and Marketing Expenses. Sales and marketing expenses consist primarily of payroll, commissions, participation at trade shows and travel costs for our worldwide sales and marketing staff, advertising expense and costs of operating our GameShark.com website. The decrease in sales and marketing expense of 44.5% for the three months ended December 31, 2006 is primarily due to less cooperative advertising expense due to a change in customer mix, additional cooperative advertising funds granted to customers in the prior year and decreased sales and advertising, as well as lower payroll due to reduced headcount, offset by slightly higher trade show costs. The decrease in sales and marketing expense of 27.9% for the nine months ended December 31, 2006 is primarily due to reduced cooperative advertising expense and lower payroll and travel due to reduced headcount in the United States, offset by an increase in advertising expense in connection with the launch of a new software product and additional headcount in Europe.

General and Administrative. General and administrative expenses include salaries and benefits for our executive and administrative personnel, facilities costs and professional services, such as legal and accounting. The decrease in general and administrative expenses of 1.0% for the three months ended December 31, 2006 is primarily due to a decrease in payroll due to reduced headcount and a decrease in outside consultant fees, offset by additional legal expenses related to the progression and settlement of existing cases, an increase in executive salaries and director fees and higher audit fees. The increase in general and administrative expenses of 11.7% for the nine months ended December 31, 2006 is primarily due to additional legal expenses, increased audit fees and stock-based compensation related to stock options, increased executive salaries and director fees, offset in part by decreased payroll due to reduced headcount and a decrease in outside consultant fees.

Research and Development. Research and development expenses include the costs of developing and enhancing new and existing products in addition to the costs of developing software products. The increase in research and development expenses for the three months ended December 31, 2006 of 63.8% relates primarily to development stage technology acquired during the quarter, offset by a decrease in new game development. For the nine months ended December 31, 2006 research and development expenses decreased 9.2% due primarily to decreased software development expenses, offset by the write-off of certain software development costs for a product which is not being marketed and the expense related to the acquired in-process research and development costs.

Amortization of Intangible Assets. Amortization of intangible assets results from our acquisition of GameShark in January 2003. Intangible assets with defined useful lives are being amortized over the estimated useful life of the assets ranging from 3 to 7 years.

Interest Expense, Foreign Exchange Gain (Loss) and Other Income

Interest expense, foreign exchange gain (loss) and other income for the three and nine months ended December 31, 2006 and 2005 were as follows (in thousands):

	Three months ended December 31,
	2006	% of Net Sales	2005	% of Net Sales	$ Change	% Change
Interest expense	$(342)	0.9%	$(437)	1.0%	$(95)	(21.7)%
Foreign exchange gain (loss)	$140	0.4%	$(676)	1.5%	$816	120.7%
Other income	$118	0.3%	$211	0.5%	$(93)	(44.1)%

	Nine months ended December 31,
	2006	% of Net Sales	2005	% of Net Sales	$ Change	% Change
Interest expense	$(906)	1.1%	$(1,056)	1.3%	$(150)	(14.2)%
Foreign exchange gain (loss)	$303	0.4%	$(707)	0.9%	$1,010	142.9%
Other income	$247	0.3%	$426	0.5%	$(179)	(42.0)%

The decrease in interest expense during the three and nine months ended December 31, 2006 is attributable to lower bank loan balances during the periods, offset by increases in the interest rate. The foreign exchange gains in the three and nine months ended December 31, 2006 results from the change of the U.S. dollar and relate to the revaluation of intercompany payables arising from product purchases at our foreign subsidiaries.

Other income primarily consists of advertising income from our GameShark.com website and royalties paid by an unrelated third party to distribute our products in Australia. The decrease in other income is primarily due to decreased purchases from the unrelated third party distributor in Australia.

Income Tax Expense (Benefit)

Income tax expense (benefit) for the three and nine months ended December 31, 2006 and 2005 was as follows (in thousands):

Three months ended December 31,
2006	Effective Tax Rate	2005	Effective Tax Rate	$ Change	% Change
$1,722	31.8%	$(1,026)	100.5%	$2,748	267.8%

Nine months ended December 31,
2006	Effective Tax Rate	2005	Effective Tax Rate	$ Change	% Change
$1,613	34.9%	$(2,137)	39.1%	$3,750	175.5%

Income tax expense increased due to the income earned for the three and nine months ended December 31, 2006, as compared to the losses incurred during the same periods of the prior fiscal year. The effective tax rate is a blended rate for different jurisdictions in which we operate.

Net Income (Loss)

Net income (loss) for the three and nine months ended December 31, 2006 and 2005 was as follows (in thousands):

Three months ended December 31,
2006	% of Net Sales	2005	% of Net Sales	$ Change
$3,689	10.1%	$5	0.0%	$3,684

Nine months ended December 31,
2006	% of Net Sales	2005	% of Net Sales	$ Change
$3,009	3.7%	$(3,328)	(4.0%)	$6,337

The increase in net income for the three and nine months ended December 31, 2006 resulted from the changes referred to above.

Liquidity and Capital Resources

Sources of Liquidity

	As of and for the nine months ended December 31,		Change
(in thousands)	2006	2005
Cash	$3,133	$3,455	$(321)

Percentage of total assets	4.1%	3.9%
Cash used in operating activities	$(3,279)	$(9,071)	$5,792
Cash used in investing activities	(270)	(1,258)	988
Cash provided by financing activities	5,127	13,323	(8,196)
Effects of foreign exchange on cash	(52)	(624)	572

Net increase in cash	$1,526	$2,370

At December 31, 2006, available cash was approximately $3.1 million compared to cash of approximately $1.6 million at March 31, 2006 and $3.5 million at December 31, 2005. Our primary sources of liquidity include a revolving line of credit (as discussed below under Cash Flows from Financing Activities), cash on hand at the beginning of the year and cash flows generated from operations.

Cash Flows from Operating Activities

Our cash flows from operating activities have typically included the collection of customer receivables generated by the sale of our products, offset by payments to vendors for materials and manufacture of our products. For the nine months ended December 31, 2006, cash used in operating activities was $3.3 million compared to cash used of $9.1 million for the nine months ended December 31, 2005. Cash used in operating activities was primarily the result of an increase in accounts receivable, offset by smaller inventory purchases resulting in a reduction in inventories.

Cash Flows from Investing Activities

Cash used in investing activities was $0.3 million during the nine months ended December 31, 2006 and $1.3 million during the nine months ended December 31, 2005. Investing activities consist of capital expenditures to support our operations.

Cash Flows from Financing Activities

Cash provided by financing activities during the nine months ended December 31, 2006 was a result of increased borrowings under our line of credit. For the nine months ended December 31, 2006, cash provided by financing activities was $5.1 million compared to cash provided of $13.3 million in the nine months ended December 31, 2005. We are focused on effectively managing our overall liquidity position by continuously monitoring expenses and managing our accounts receivable collection efforts.

We maintain a Credit Facility (the “Credit Facility”) with Wachovia Capital Finance Corporation (Central) (“Wachovia”) which allows us to borrow up to $35 million under a revolving line of credit, subject to the availability of eligible collateral (accounts receivable and inventories), which changes throughout the year. On October 30, 2006, we agreed with Wachovia to extend the term of the Credit Facility until October 30, 2009. The line of credit accrues interest on the daily outstanding balance at the U.S. prime rate plus 0.25% per annum, and must be repaid in United States dollars. In addition, we are required to pay a monthly service fee of $1,000 and an unused line fee equal to 0.25% of the unused portion of the loan. Borrowings under the Credit Facility are secured by a first priority security interest in the inventories, equipment, accounts receivable and investment properties of Mad Catz, Inc., our primary operating subsidiary (“MCI”), and a pledge in favor of Wachovia of all of the shares of capital stock of our subsidiaries. The Credit Facility is guaranteed by us and requires us to adhere to specified financial operating guidelines. See Note 5 to the consolidated financial statements included in Item 1. Financial Statements, elsewhere in this Form 10-Q.

At December 31, 2006 the outstanding balance on our line of credit was $13.7 million and our weighted average annualized interest rate during the nine-month period ended December 31, 2006 was 8.4%. We are required to meet a covenant based on our net income before interest, taxes, depreciation and amortization (EBITDA) to access the line of credit. As of December 31, 2006 we were in compliance with this loan covenant.

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

Contractual Obligations and Commitments

The following summarizes our minimum contractual obligations as of December 31, 2006 (in thousands):

	Payments Due
	Total	Less Than 1 Year	1-3 Years	3-5 Years
Bank loan (excludes interest)	$13,708	$13,708	$—	$—
Operating leases	2,079	535	1,544	—
Royalty & license guaranteed commitments	127	127	—

Total	$15,914	$14,370	$1,544	$—

As of December 31, 2006 and March 31, 2006, we did not have any relationships with unconsolidated entities or financial parties, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As such, we are not exposed to any financing, liquidity, market, or credit risk that could arise if we had engaged in such relationships.

EBITDA

EBITDA, a non-GAAP financial measure, represents net income before interest, taxes, depreciation and amortization. EBITDA is not intended to represent cash flows for the period, nor is it being presented as an alternative to operating income or net income as an indicator of operating performance and should not be considered in isolation or as a substitute for measures of performance prepared in accordance with generally accepted accounting principles. As defined, EBITDA is not necessarily comparable to other similarly titled captions of other companies due to potential inconsistencies in the method of calculation. We believe, however, that in addition to the performance measures found in our financial statements, EBITDA is a useful financial performance measurement for assessing our operating performance. Our management uses EBITDA as a measurement of operating performance in comparing our performance on a consistent basis over prior periods, as it removes from operating results the impact of our capital structure, including the interest expense resulting from our outstanding debt, and our asset base, including depreciation and amortization of our capital and intangible assets.

	Three months ended December 31,		Nine months ended December 31,
(in thousands)	2006	2005	2006	2005
Net income (loss)	$3,689	$5	$3,009	$(3,328)
Adjustments:
Interest expense	342	437	906	1,056
Income tax expense (benefit)	1,722	(1,026)	1,613	(2,137)
Depreciation and amortization	493	483	1,508	1,410

EBITDA	$6,246	$(101)	$7,036	$(2,999)

Forward-Looking Statements

Certain statements in this Quarterly Report on Form 10-Q or in other materials we have filed or will file with the SEC (as well as information included in oral statements or other written statements made or to be made by us) contain or may contain “forward-looking statements” within the meaning of Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements may address, among other things, our strategy for growth, business development, market and competitive position, financial results, expected revenue, expense levels in the future and the sufficiency of our existing assets to fund future operations and capital spending needs. These statements relate to our expectations, hopes, beliefs, anticipations, commitments, intentions and strategies regarding the future, and may be identified by the use of words or phrases such as “believe,” “expect,” “anticipate,” “should,” “plan,” “estimate,” and “potential,” among others.

Forward-looking statements are not guarantees of performance and are subject to important factors and events that could cause our actual business, prospects and results of operations to differ materially from the historical information contained in this Form 10-Q, and from those that may be expressed or implied by the forward-looking statements contained in the this Form 10-Q and in other reports or public statements made by us. Readers are cautioned that actual results could differ materially from the anticipated results or other expectations expressed in these forward-looking statements for the reasons detailed in Part I – Item 1A. – Risk Factors of our most recent Annual Report on Form 10-K, and in Part II Other Information – Item 1A. Risk Factors of this Quarterly Report on

Form 10-Q. The fact that some risk factors may be the same or similar to our past reports filed with the Securities and Exchange Commission means only that the risks are present in multiple periods. We believe that many of the risks listed here and detailed in our other SEC filings are part of doing business in the industry in which we operate, and will likely be present in all periods reported. The fact that certain risks are endemic to the industry does not lessen their significance.

The forward-looking statements contained in this report and in other reports or public statements made by us are made as of the date of this report, any other report we file with the SEC or any other public statement made by us and we assume no obligation to update them or to update the reasons why actual results could differ from those projected in such forward-looking statements except as may be required by law. Among others, risks and uncertainties that may affect our business, financial condition, performance, development and results of operations include:

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

Foreign Currency Exchange Rate Risk

A majority of our international business is presently conducted in currencies other than the U.S. dollar and may be exposed to financial market risk resulting from fluctuations in foreign currency exchange rates, particularly the Chinese Yuan, the British pound sterling, the Euro and the Canadian dollar. Foreign currency transaction gains and losses arising from normal business operations are credited to or charged against earnings in the period incurred. As a result, fluctuations in the value of the currencies in which we conduct our business relative to the U.S. dollar will cause currency transaction gains and losses, which we have experienced in the past and continue to experience. Due to the difficulty in determining and obtaining predictable cash flow forecasts in our foreign operations based on the overall challenging economic environment and associated contract structures, we do not currently utilize any derivative financial instruments to hedge foreign currency risks. The volatility of the Chinese Yuan, the British pound sterling, the Euro and the Canadian dollar (and any other applicable currencies) is monitored frequently. If appropriate, we may enter into hedging transactions in order to mitigate our risk from foreign currency fluctuations. Due to the substantial volatility of currency exchange rates, among other factors, we cannot predict the effect of exchange rate fluctuations upon future operating results. There can be no assurances that we will not experience currency losses in the future. We estimate that an immediate 10% adverse change in foreign exchange rates would decrease our reported net income by approximately $1.4 million for the nine months ended December 31, 2006.

Interest Rate Risk.

We are exposed to interest rate risk on borrowings under the Credit Facility. Funds advanced to us pursuant to the Credit Facility bear interest at the U.S. prime rate plus 0.25%. We do not hedge our exposures to interest rate risk. We estimate that an increase of 100 basis points in the interest rate under our Credit Facility would not materially impact reported net income for the three and nine months ended December 31, 2006.

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

Evaluation of Disclosure Controls and Procedures

As required by Securities and Exchange Commission Rules 13a-15(a) and 13a-15(e), we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on the foregoing, our Chief Executive Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level.

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

On February 12, 2007, we entered into an employment agreement (the “Employment Agreement”), effective January 16, 2007, with Stewart Halpern, our Chief Financial Officer, which more fully documented the terms of his employment described in an offer letter previously reported. Under the Employment Agreement, Mr. Halpern will receive an annual base salary of $225,000. Mr. Halpern shall receive a bonus of up to 10% of his base salary following successful completion of a ninety-day introductory period and will participate in any other bonus plans adopted for senior executives by the Compensation Committee of our Board of Directors. Mr. Halpern is also entitled to receive all rights and benefits for which he is eligible under our standard benefits and compensation plans. Mr. Halpern was granted an option to purchase up to 220,000 shares of our common stock at an exercise price equal to its fair market value on Mr. Halpern’s start date, as determined in accordance with our stock option plan. Under the Employment Agreement, Mr. Halpern’s option to purchase 100,000 of such shares will terminate if he does not successfully complete the introductory period described above. The options are subject to the terms and conditions of our stock option plan and a stock option agreement approved by our Board of Directors. The options will vest and become exercisable in accordance with our stock option plan and the discretion of our Board of Directors, subject to Mr. Halpern’s continued employment. His employment is at-will. However, if we terminate his employment during the employment period for any reason other than for cause or death or disability, or if Mr. Halpern resign for good reason (as defined in the Employment Agreement), then Mr. Halpern will be entitled to a severance payment of one full year of regular base pay, in addition to any other severance benefits that may be negotiated. Payment of any severance compensation is conditioned upon Mr. Halpern’s execution of a release agreement. A copy of the Employment Agreement is attached hereto as Exhibit 10.1 and incorporated herein by reference.

Item 6.

10.1	Employment Agreement between Mad Catz Interactive, Inc. and Stewart Halpern, dated January 16, 2007.

31.1	Certification of Registrant’s Chief Executive pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Registrant’s Chief Financial Office pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Registrant’s Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Registrant’s Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002.

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

MAD CATZ INTERACTIVE, INC.

February 13, 2007	/s/ DARREN RICHARDSON
Darren Richardson
President and Chief Executive Officer

MAD CATZ INTERACTIVE, INC.

February 13, 2007	/s/ STEWART HALPERN
Stewart Halpern
Chief Financial Officer