Form 10-K
period 2007-03-31
MAD CATZ INTERACTIVE INC
filed 2007-06-29
CIK 1088162

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2007

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

The aggregate market value of the voting and non-voting common stock held by non-affiliates based on the closing sale price of common stock as reported on the American Stock Exchange on September 30, 2006, the last business day of the second fiscal quarter was $28,700,223.

There were 54,244,383 shares of the registrant’s common stock issued and outstanding as of June 8, 2007.

DOCUMENTS INCORPORATED BY REFERENCE

Part II and Part III incorporates information by reference from the registrant’s definitive proxy statement to be filed with the Securities and Exchange Commission in connection with the solicitation of proxies for the Registrant’s 2007 Annual Meeting of Shareholders.

MAD CATZ INTERACTIVE, INC.

ANNUAL REPORT ON FORM 10-K

FOR THE FISCAL YEAR ENDED MARCH 31, 2007

FORWARD LOOKING STATEMENTS

This Annual Report on Form 10-K and the documents incorporated by reference herein, contain forward-looking statements, including forward looking statements as defined in the Ontario Securities Act, which are prospective and reflect management’s expectations regarding our business, operations, financial performance and business prospects and opportunities. Forward-looking statements are often, but not always, identified by the use of words such as “seek”, “anticipate,” “plan,” “estimate,” “expect” and “intend” and statements that an event or result “may,” “will,” “should,” “could” or “might” occur or be achieved and other similar expressions together with the negative of such expressions. These forward-looking statements reflect management’s current beliefs and expectations and are based on information currently available to management. Forward-looking statements are subject to significant risks, uncertainties, assumptions and other factors, any of which could cause actual results, performance or achievements to differ materially from the results discussed or implied in the forward-looking statements. More detailed information about these risks, uncertainties, assumptions and other factors is provided under Item 1A “Risk Factors”. Investors should not place undue reliance on such forward-looking statements. We assume no obligation to update or alter such forward-looking statements whether as a result of new information, future events or otherwise except as required by law.

Mad Catz, the Mad Catz logo and GameShark are registered trademarks of Mad Catz, Inc.

Unless otherwise indicated all dollar references herein are in U.S. dollars.

PART I

Item 1.	Business

In this annual report on Form 10-K, “Mad Catz Interactive, Inc.,” “Mad Catz,” the “Company,” “we,” “us” and “our” refer to Mad Catz Interactive, Inc. and all of our consolidated subsidiaries.

Mad Catz Interactive, Inc. was incorporated under the Canada Business Corporations Act on August 25, 1993 under the name Patch Ventures Inc. and in 1994 acquired all of the issued and outstanding shares of Legacy Manufacturing Corporation and changed its name to Legacy Storage Systems International Inc. In 1996, our Company changed its name to Tecmar Technologies International Inc. At that time, our principal business consisted of designing and developing data storage systems for networks and workstations and marketing such systems to computer original equipment manufacturers and distributors through several operating subsidiaries.

In 1998, we completed the sale of our operating business, Tecmar Technologies International, Inc., and changed our name to Xencet Investments Inc. To meet the listing requirements of the Toronto Stock Exchange, we acquired all of the outstanding securities of Games Trader Inc., a corporation incorporated under the laws of the Ontario, Canada that sold previously played video games. In connection with the acquisition, we changed our name to Games Trader Inc and later changed our name to GTR Group Inc. in 1999.

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

Corporate Structure

We have several operating subsidiaries: (i) MCI, (ii) 1328158 Ontario Inc. (“MCC”), a corporation incorporated under the laws of Canada that sells our Mad Catz and GameShark product lines in Canada under the name Mad Catz Canada, and (iii) Mad Catz Europe, Limited (“MCE”), a corporation incorporated under the laws of England and Wales that sells our Mad Catz product lines in Europe. We also beneficially own, directly or indirectly, all of the issued and outstanding shares of Mad Catz Interactive Asia Limited (“MCIA”), a corporation incorporated under the laws of Hong Kong engaged in the design, contract manufacture and, to a lesser degree, sales of Mad Catz products. We also beneficially own, directly or indirectly, all of the issued and outstanding shares of the following inactive companies: FX Unlimited Inc., a corporation incorporated under the laws of Delaware, Xencet USA, Inc., a corporation incorporated under the laws of Delaware, Singapore Holdings Inc., a corporation incorporated under the laws of Delaware and Mad Catz Limited, a corporation incorporated under the laws of England and Wales.

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

Overview

We design, manufacture (primarily through third parties in Asia), market and distribute accessories for all major video game platforms, including the Microsoft Xbox 360 and Xbox; Nintendo Wii, GameCube, DS Lite, DS, Game Boy Advance SP, Game Boy Advance, and Micro; Sony PlayStation 3, PlayStation 2, PlayStation and PSP. Our accessories are marketed primarily under the Mad Catz and GameShark brands; we also produce for selected customers a limited range of products which are marketed on a “private label” basis. Our products include video game accessories, such as control pads, steering wheels, joysticks, memory cards, video cables, light guns, dance pads, microphones, car adapters and carry cases. We also market video game enhancement software and publish video games.

Our Products

The typical life cycle of successful video game accessories is similar to the life cycle of video game consoles, which generally ranges from two to ten years. Factors such as competition for access to retail shelf space, changing technology, consumer preferences and seasonality could result in shortening the life cycle for older products, increasing the importance of our ability to release new products on a timely basis. We must frequently introduce new products and revisions to existing products in order to generate new revenues and/or to replace declining revenues from older products. The complexity of new video game systems has resulted in longer development cycles and the need to carefully monitor and manage the product development process.

In fiscal 2007, approximately 38% of our gross sales were derived from products designed for use with Sony’s videogame platforms and handheld products. Sony launched the PlayStation 3 in North America and Japan in late 2006 and in Europe in early 2007. Sony launched the PlayStation 2 in the United States in 2000. In March 2005, Sony entered the North American handheld market with the launch of the Sony PSP handheld video game system, MP3 player and movie player. The PSP launched in Europe in September 2005. In fiscal 2007, products designed for use with the PlayStation 2 accounted for approximately 27% of our gross sales. Sony continues to manufacture and market its PlayStation 2 video game console and has made public statements that it expects the PlayStation 2 to have a life cycle of 10 years, in line with the original PlayStation video game console. In fiscal 2007, products designed for use with the PlayStation 3 accounted for approximately 4% of our gross sales. The PlayStation 3 is backward compatible for games but not accessories. As was the case for PlayStation 2, we have launched unlicensed accessories for the PlayStation 3, in anticipation of the incremental demand for PlayStation 3 accessories. In fiscal 2007, approximately 7% of our gross sales were derived from products designed for use with the PSP.

In fiscal 2007, approximately 27% of our gross sales were derived from products designed for use with Microsoft’s videogame platforms. Microsoft’s Xbox 360 console was launched in North America in November 2005, with launches in Europe and Japan following in December 2005. The Xbox 360 was the successor to Microsoft’s Xbox video game console, which was launched in 2001. In fiscal 2007 sales of Xbox 360 products accounted for approximately 16% of our gross sales and sales of Xbox-compatible products accounted for approximately 11% of our gross sales. As expected, Microsoft discontinued marketing the Xbox during 2006. The Xbox 360 is backward compatible for some games but not accessories. As such, we have entered into a license agreement (titled Xenon Game Peripheral) to produce wired accessories for the Xbox 360.

In fiscal 2007, approximately 20% of our gross sales were derived from products designed for use with Nintendo’s videogame platforms and handheld products. Nintendo’s Wii console was launched in North America in November 2006, with launches in Japan and Europe following in December 2006. The Wii console was the successor to Nintendo’s GameCube console, launched in the United States in 2001. In fiscal 2007, approximately 2% of our gross sales were derived from the sale of products designed for use with the Wii console. Although Nintendo is expected to discontinue marketing the GameCube platform in 2007, we continue to sell products for the GameCube console. In fiscal 2007, approximately 11% of our gross sales were derived from the sale of products designed for use with the GameCube console. The Wii is backward compatible for GameCube games but is not backward compatible for accessories. As was the case for GameCube, we have launched unlicensed accessories for the Wii, in anticipation of the incremental demand for Wii accessories. Nintendo’s Game Boy Advance SP was launched in 2003 and continues to be available in the market. Gross sales of our products designed for this handheld video game system accounted for approximately 1% of our gross sales in fiscal 2007. In 2004 Nintendo launched a new handheld system, the Nintendo DS, and in 2006 Nintendo launched the Nintendo DS Lite. Sales of products compatible with these DS systems accounted for approximately 6% of our gross sales in fiscal 2007.

The United States market has been transitioning from the PlayStation 2, Xbox and GameCube generation of consoles to the PlayStation 3, Xbox 360 and Wii generation consoles since the launch of the Microsoft Xbox 360 in November 2005 and PlayStation 3 and Wii consoles through late 2006. Based on experience from prior transitions, it is expected that the industry’s transition period may result in a challenging and competitive business environment as sales of products relating to the old generation of consoles decrease in anticipation of the new generation of consoles.

Video game console prices typically are reduced as the products mature in the market place and as the launch of new consoles is anticipated. In the United States, the PlayStation 2 and Xbox game consoles launched with a retail price of $299 and GameCube launched with a retail price of $199. After successive price decreases, the PlayStation 2 system currently retails for $129, Xbox is discontinued and GameCube’s current retail price is $99. Lower console prices usually result in higher unit sales of console systems. Management believes that the more price sensitive “late adopter” consumer, that waits for these price reductions before purchasing a system, is also more likely to purchase value-priced accessories. To date there have been no announcements of imminent price reductions on the new generation of consoles.

Mad Catz Strategy

During fiscal 2007, the Company’s key initiatives included: developing new video game accessories for the current and next generation consoles, including a line of products for the Sony PlayStation 3 and Nintendo Wii; expanding our product line for the Microsoft Xbox 360; extending and expanding our portfolio of licenses with the addition of high profile licenses including Gears of War; continuing to expand our publishing and distribution of additional video games and software products with the launch of Real World Golf in North America and the Xbox360 Live Arcade Stick and software bundle; continuing to expand sales in the European market; and acquiring InAir Personal Sound Technology to develop and launch a range of new audio products.

In fiscal 2008, we are focused on:

•	continuing the discipline in working capital management and product placement profitability;

•	expanding our European distribution footprint;

•	expanding our portfolio of licensed properties;

•	launching our first products based on the InAir personal audio technology;

•	continuing our efforts to maintain compliance with environmental regulations in all of the jurisdictions in which we do business;

•	continuing to pursue video game publishing opportunities, with a particular emphasis on hardware-software bundles; and

•	identifying strategic opportunities for the expansion of products in adjacent and compatible categories that will best optimize the Company’s infrastructure.

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

We currently do not have any license agreements with Sony or Nintendo. At present, all of our current and historic product portfolio can be produced without a license from Sony or Nintendo. However, there is no guarantee that Sony or Nintendo will not alter their technologies to make unlicensed product offerings more difficult, cost prohibitive or impossible to produce. In the event that future Sony or Nintendo video game platforms are developed as “closed systems” that cannot be reversed engineered, we would not be able to produce, manufacture and market accessories for those platforms without access to the applicable first-party proprietary information. Moreover, if Sony or Nintendo enters into license agreements with companies other than us for these new “closed systems,” we would be placed at a substantial competitive disadvantage.

We have a peripheral and compatibility license from Microsoft covering specific product categories, including wired control pads, steering wheels, arcades sticks, flight sticks and dance mats for the Xbox 360 console. The license excludes light guns, cheat cards, memory units, wireless products and hard drives. The license will expire in May 2008. This agreement had a two-year term which ended in May 2007, but which automatically renews for successive one-year periods unless either party provides written notice of its intention to terminate the license at least 90 days prior to the end of the current term.

From time to time, we acquire intellectual property licenses to augment the commercial appeal of our core products. We must obtain a license agreement before exploiting such intellectual property.

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

Distribution

Our products are sold to many of the world’s largest retailers of interactive entertainment products on a direct basis without the use of intermediaries or distributors. We also appoint distributors in certain territories to service retail accounts not dealt with on a direct basis. We maintain a direct sales force in the United States, Canada and Europe. Direct shipping programs with certain customers, whereby the customer receives and takes title of the products directly in Hong Kong, are managed by our Asian operation. We operate a leased 95,000 square foot distribution center in Mira Loma, California which services North American customers and utilize an outsourced distribution center and related logistics solution for the European market. All freight is handled by outsourced transportation companies. We operate information systems, including electronic data interchange (EDI) and integrated warehouse management systems, to remain compliant with the requirements of our mass market retailers.

Principal Markets

The Company operates as one business segment, which is the design, manufacture (primarily through third parties in Asia), marketing and distribution of video game accessories and software. In fiscal 2007, approximately 71% of our gross sales were generated by customers whose retail stores are located in the United States, 22% in Europe, 6% in Canada, and less than 1% in other countries, including Australia, Japan, Korea, New Zealand, and Singapore. In fiscal 2006, approximately 72% of our gross sales were generated by customers whose retail stores are located in the United States, 19% in Europe, 9% in Canada, and less than 1% in other countries. In fiscal 2005, approximately 82% of our gross sales were generated by customers whose retail stores are located in the United States, 10% in Europe, 8% in Canada, and less than 1% in other countries.

Customers

Our products are sold by many of the largest video game retailers in the world including Army-Air Force Exchange Service (AAFES), Best Buy, Blockbuster Video, Circuit City, GameStop, Hollywood Video, Meijer, Target and Wal-Mart in the United States; Best Buy, Blockbuster Video, GameStop/EB Games, Toys R Us and Wal-Mart in Canada; and ASDA, Argos, Auchan, Carrefour, Curry’s, Dixons, Game, GameStation, GameStop, Karstadt, Media Markt, Micromania, PC World, ProMarkt, and Saturn in Europe.

In fiscal 2007, two of our customers individually accounted for at least 10% of our gross sales. These customers, GameStop and Wal-Mart, together accounted for approximately 51% of our gross sales in fiscal 2007. In fiscal 2006, three of our customers individually accounted for at least 10% of our gross sales. These customers, GameStop (including sales to both GameStop and EB Games prior to their merger, and to the combined company after the merger), Wal-Mart and Target accounted for approximately 60% of our gross sales in fiscal 2006. In fiscal 2005, four of our customers individually accounted for at least 10% of our gross sales. These customers, Wal-Mart, EB Games, GameStop and Target accounted for approximately 70% of our gross sales in fiscal 2005.

Competitive Environment

The primary markets in which we sell our products are the United States, Europe and Canada. These markets are highly competitive, and we expect that we may face increased competition if additional companies enter these markets. Historically, price has been a significant competitive factor for interactive video game accessories. We believe that the other principal competitive factors that historically have affected retailer and consumer choice include value, product features, ease of use and installation, realism in simulation, name brand recognition, product styling and whether the product is licensed. Additional competitive factors from the perspective of the major retailers include margins, service, support, merchandising and promotional support, reliable and timely delivery, track record and electronic data interchange capability. We seek to differentiate our products through superior product design, packaging, product innovation, licensing, and branding.

Our principal competitors for video game accessories include first-party manufacturers Microsoft, Nintendo and Sony, and third-party manufacturers including Accessories 4 Technology, ALS, Bensussen Deutsch, Big Ben, Core Gamer, Datel, Electro Source, Gamester, Intec, Joytech, Logic3, Logitech, Naki, NYKO, Solutions2Go, Speedvision, and Thrustmaster.

We believe that our products are targeted to a broad demographic group, and are complementary with consumers of Microsoft, Nintendo and Sony video game consoles. We believe that the major factors that will provide us with continued viability and competitive edge are licenses, low-cost products, quality, service, brands and retail relationships.

Employees

At March 31, 2007, we had 128 full-time employees in the following locations:

Location
United States	74
Hong Kong	23
China	21
United Kingdom	7
France	2
Canada	1

Total	128

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

Our executive officers and their ages as of June 28, 2007, are as follows:

Name	Position	Age
Darren Richardson	President, Chief Executive Officer and Director of Mad Catz Interactive, Inc. and MCI	46
Stewart Halpern	Chief Financial Officer of Mad Catz Interactive, Inc. and MCI	50
Whitney Peterson	Vice President Corporate Development and General Counsel of MCI	42
Jon Middleton	Vice President Business Development of MCI	35

Darren Richardson has been our President and Chief Executive Officer since April 2004 and was elected to our Board of Directors in August 2005. Prior to his appointment as our President and Chief Executive Officer, Mr. Richardson served as our Executive Vice President since October 1997 and President and Chief Operating Officer of MCI since August 1999. Mr. Richardson also served in several senior management capacities with Games Trader, including Chief Operating Officer, and Vice President of Business Development, responsible for sales and marketing with a focus on new account development. He has a Master of Business Administration degree from Trinity College, Dublin and a Bachelor of Commerce degree from the University of Wollongong, Australia.

Stewart Halpern has been our Chief Financial Officer since January 2007. Prior to joining us, Mr. Halpern served as Head of Finance of Rockstar Games, a division of Take Two Interactive Software, Inc., a publicly traded videogame publisher, since 2005. Prior to his service with Rockstar Games, from 2002 to 2005, Mr. Halpern was Managing Director, Entertainment Equity Research at RBC Capital Markets, where he covered the videogame and entertainment industries. In addition, Mr. Halpern has held sell-side research positions at Banc of America Securities and ING Barings Furman Selz LLC, and, previously served for eight years in the investment banking department at Credit Suisse First Boston. Mr. Halpern also served for three years as the Chief Financial Officer of Rush Communications. Mr. Halpern earned a Bachelor of Science in Administrative Sciences from Yale College. He also earned a Masters of Public and Private Management degree from Yale School of Management.

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

Jon Middleton has been Vice President Business Development for MCI since April 2004. Prior to joining MCI, Mr. Middleton was founder and Chief Executive Officer of Eight Cylinders, Inc., a videogame developer and broadband tools designer which was acquired by On2 Technologies in 2000. At On2 Technologies, Mr. Middleton led all international business development. Prior to founding Eight Cylinders, Mr. Middleton led business development and game publishing activities for Pulse Entertainment, a PC games publisher. Mr. Middleton graduated from Boston College with dual Bachelors’ of English and Communication.

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

The vast majority of our sales are generated from a small number of customers. Our top two customers accounted for approximately 50% of our gross sales in fiscal 2007 and our top three customers accounted for 52% of our gross sales in fiscal 2006. In fiscal 2007, our two largest customers were GameStop and Wal-Mart. Our top ten customers accounted for approximately 82% of gross sales in fiscal 2007, 75% in fiscal 2006 and 78% in fiscal 2005.

We do not have long-term agreements with these or other significant customers and our agreements with these customers do not require them to purchase any specific number or amount of our products. As a result, agreements with respect to pricing, returns, cooperative advertising or special promotions, among other things, are subject to periodic negotiation with each customer. No assurance can be given that these or other customers will continue to do business with us or that they will maintain their historical levels of business. The loss of any of our significant customers could have a material adverse effect on our business, results of operations, financial condition and liquidity. In addition, the uncertainty of product orders can make it difficult to forecast our sales and allocate our resources in a manner consistent with actual sales, and our expense levels are based in part on our expectations of future sales. If our expectations regarding future sales are inaccurate, we may be unable to reduce costs in a timely manner to adjust for sales shortfalls.

One or more of our largest customers may directly import or manufacture private-label products that are identical or very similar to our products. This could cause a significant decline in our sales and profitability.

Video game accessories are widely available from manufacturers and other suppliers around the world. Each of our largest customers has substantially greater resources than we do, and has the ability to directly import or manufacture private-label video game accessories from manufacturers and other suppliers, including from some of our own subcontract manufacturers and suppliers. Our customers may believe that higher profit margins can be achieved if they implement a direct import or private-label program, reducing sales of our products. As a consequence, our sales and profitability could decline significantly.

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

We must frequently change our product mix to respond to changes in the market. If we fail to introduce new products, our sales and profitability could be harmed.

We generate our revenues from a number of frequently updated and enhanced “active products.” We define active products as products that have maintained a minimum level of average gross sales per quarter. Each product may be configured and sold in a number of different stock keeping units. Each year we introduce new products and discontinue a similar number of products to maintain an optimal number of active products that we believe best supports our customers and the market. If we do not introduce new products in a timely and efficient manner and in accordance with our operating plans, our results of operations, financial condition and liquidity could be negatively and materially affected.

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

Our business is dependent upon the continued development of new and enhanced videogame platforms by first-party manufacturers, such as Sony, Microsoft and Nintendo, and videogames by software publishers, including but not limited to, Electronic Arts, Activision, THQ, Ubisoft and Take-Two Interactive Software. Our business could suffer if any of these parties fail to develop new or enhanced videogame platforms or popular game and entertainment titles for current or future generation platforms. If a platform is withdrawn from the market or fails to sell, we may be forced to liquidate our inventories or accept returns resulting in significant losses.

New video game platforms and development for multiple consoles create additional technical and business model uncertainties that could impact our business.

Our revenues are derived primarily from the sale of video game accessories for use with proprietary video game platforms, such as the Sony PlayStation 2, PlayStation 3 and PSP; the Microsoft Xbox and Xbox 360; the

Nintendo Wii, GameCube, Game Boy Advance, Game Boy Advance SP, and DS. The success of our products is significantly affected by commercial acceptance of new video game platforms and the life cycle of older platforms. In addition, we anticipate that the research and development expenses incurred to develop compatible accessories for new and updated video game platforms may impact our profitability.

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

A significant proportion of our revenues are derived from products that are reverse engineered. First party manufacturers continually update their video game platforms to correct problems in the operating systems and reduce costs. These manufacturers also expend significant resources to create next generation video game platforms. During the development of such product updates and new video game platforms, manufacturers may implement changes to the design of the new video game platforms that render our products inoperable. If our products become inoperable on one or more video game platform, our sales may be significantly reduced. Moreover, we may have excess inventories of products that do not operate properly with new gaming platforms, which would limit our growth and harm our business, results of operations, financial condition and liquidity.

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

We also expect that our manufacturing operations will be affected by other new environmental laws and regulations on an ongoing basis. Although we cannot predict the ultimate impact of any such new laws and regulations, they will likely result in additional costs or decreased revenue, and could require that we re-design or change how we manufacture our products, any of which could have a material adverse effect on our business. For example, the European Union Directive 2002/96/EC on waste electrical and electronic equipment, known as the WEEE Directive, requires producers of certain electrical and electronic equipment, including RFID readers, to be financially responsible for specified collection, recycling, treatment and disposal of past and present covered products placed on the market in the European Union. The European Union Directive 2002/95/EC on the restriction of the use of hazardous substances in electrical and electronic equipment, known as the RoHS Directive, restricts the use of certain hazardous substances, including lead, in covered products that are put on the market on or after July 1, 2006. Pursuant to WEEE legislation to be enacted by individual countries, we may be required to register as a WEEE producer in some European Union countries. With respect to the RoHS Directive, we work with our suppliers to design and manufacture products for sale in the European Union that comply with the RoHS Directive.

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

If we do not accurately forecast demand for particular products, we could incur additional costs or experience manufacturing delays, which would reduce our gross margins or cause us to lose sales.

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

On May 12, 2005, we entered into a license agreement with Microsoft Corporation under which we were granted the right to manufacture market and sell certain peripheral products for the Xbox 360 video game console (“Xbox 360 Agreement”). The products produced pursuant to the Xbox 360 Agreement are license dependent products. The initial term of the Xbox 360 Agreement expired in May 2007, but automatically renewed for a one-year term on May 12, 2007. The agreement will continue to automatically renew for successive one-year periods unless either party provides written notice of its intention to terminate the license at least 90 days prior to the end of the current term. The license is currently scheduled to expire in May 2008. Should the Xbox 360 Agreement expire, be terminated for cause or fail to be renewed, our product offerings may be limited thereby significantly reducing our revenues.

The collectibility of our receivables depends on the continued viability and financial stability of our retailers and distributors.

Due to the concentration of our sales to large high-volume customers, we maintain individually significant accounts receivable balances with these customers. As of March 31, 2007, our 10 largest accounts receivable balances accounted for approximately 80% of total accounts receivable, and as of March 31, 2006 our two largest accounts receivables balances accounted for 57% of total accounts receivables. We generally do not require any collateral from our customers to secure payment of these accounts receivable. However, we do seek to control credit risk through ongoing credit evaluations of our customers’ financial condition and by purchasing credit insurance on European retail accounts receivable balances. If any of our major customers were to default in the payment of their obligations to us, our business, financial condition, operating results and cash flows could be adversely affected.

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

Our sources of manufacturing and distribution capabilities could be adversely affected by ongoing tensions between the Chinese and Taiwanese governments. The Chinese government has threatened military action against Taiwan unless Taiwan adopts a plan for unifying with China. As of yet, Taiwan has not indicated that it intends to propose or adopt a reunification plan. Any military action on the part of China could lead to sanctions or military action by the United States and/or European countries, which could materially affect our sales to those countries and our operations in China.

There are also uncertainties regarding the interpretation and enforcement of laws, rules and policies in China. The Chinese legal system is based on written statutes, and prior court decisions have limited precedential value. In addition, many laws and regulations are relatively new and the Chinese legal system is still evolving, resulting in sporadic and inconsistent enforcement and interpretation. The Chinese judiciary is relatively inexperienced in enforcing the laws that exist, leading to additional uncertainty as to the outcome of any litigation. Even where adequate laws exist in China, it may be impossible to obtain swift and equitable enforcement of such laws, or to obtain enforcement of a judgment by a court in a different jurisdiction.

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

We have offices and sales throughout the world. Our registered office and a sales office are in Canada. Our operational headquarters is in San Diego, California. We also have offices in the United Kingdom, China and Hong Kong. Approximately 77% of our gross sales in fiscal year 2007 were generated by customers whose retail locations are in North America, and a substantial majority of our products are manufactured by third parties in Hong Kong and China. The geographical distances between our operations create a number of logistical and communications challenges. These challenges include managing operations across multiple time zones, directing the manufacture and delivery of products across long distances, coordinating procurement of components and raw materials and their delivery to multiple locations, and coordinating the activities and decisions of the management team, which is based in a number of different countries.

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

If our products are copied or “knocked-off,” our sales of these products may be materially reduced and our profitability may be negatively affected.

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

In addition to cash flow generated from sales of our products, we finance our operations with a $35.0 million Credit Facility (the “Credit Facility”) provided by Wachovia Capital Finance Corporation (Central) (“Wachovia”), formerly Congress Financial Corporation (Central), an unrelated party. The Credit Facility was renewed in 2006 extending the expiration until October 30, 2009. If we are unable to comply with the restrictive and financial covenants contained in the Credit Facility, Wachovia may declare the outstanding borrowings under the facility immediately due and payable. In such an event, our liquidity will be materially adversely affected, which could in turn have a material adverse impact on our future financial position and results of operations. We would be required to obtain additional financing from other sources. We cannot predict whether or on what terms additional financing might be available. If we are required to seek additional financing and are unable to obtain it, we may have to change our business and capital expenditure plans, which would have a materially adverse affect our future results of operations.

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

Our accounts receivable represented 24%, 17% and 22% of our total assets as of March 31, 2007, 2006 and 2005, respectively. As a result of the substantial amount and concentration of our accounts receivable, if any of our major customers fails to timely pay us amounts owed, we could suffer a significant decline in cash flow and liquidity which could negatively affect our ability to make payments under our Credit Facility and which, in turn, could adversely affect our ability to borrow funds to purchase inventory to sustain or expand our current sales volume. Accordingly, if any of our major customers fails to timely pay us amounts owed, our sales and profitability may decline.

Increases in interest rates may increase our interest expense and adversely affect our profitability and cash flow and our ability to service indebtedness.

We depend, in a significant part, on borrowings under the Credit Facility to finance our operations. At March 31, 2007, the outstanding balance under the Credit Facility was $1.3 million. The interest rate applicable to the Credit Facility varies based on the U.S. prime rate plus 0.25%. The variable rate debt outstanding under the Credit Facility had a weighted average annual interest rate of approximately 8.4% for the year ended March 31, 2007. Increases in the interest rate under the Credit Facility will increase our interest expense, which could harm our profitability and cash flow.

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

We are in the process of reviewing and evaluating our internal control over financial reporting in order to satisfy the requirements of Section 404 of the Sarbanes-Oxley Act and the related regulations, which will require annual management assessments of the effectiveness of our internal controls over financial reporting beginning with our Annual Report on Form 10-K for our 2008 fiscal year and a report by our independent registered public accounting firm addressing these assessments beginning with our Annual Report on Form 10-K for our 2009 fiscal year if we remain a non-accelerated filer until such time, or our 2008 fiscal year if we become designated as an accelerated filer prior to such time. We cannot be certain that the measures we have taken to assess, document, improve and validate through testing the adequacy of our internal control process over financial reporting will ensure that we maintain such adequate controls over our financial reporting process in the future. Failure to implement required new controls could cause us to fail to meet reporting obligations, which in turn could cause current and potential shareholders to lose confidence in our financial reporting.

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

Our current business strategy emphasizes the continued addition of new retail accounts, increasing product penetration within existing accounts, introduction of new products and entry into new product categories while focusing on maximizing the profitability of each sale. Sales to customers that did not have recorded sales in the prior 12 months accounted for approximately 2% of gross sales in fiscal 2007, 5% in fiscal 2006 and 3% in fiscal 2005. North American sales represented approximately 77% of our total gross sales in fiscal 2007, 81% in fiscal 2006 and 90% in fiscal 2005. European sales accounted for approximately 22% of gross sales in fiscal 2007, 19% in fiscal 2006, and 10% in fiscal 2005. There can be no assurance that we will achieve future growth in net sales or that we will be able to maintain our present levels of net sales or profitability.

We are constantly looking for opportunities to grow our business and diversify our product line. We cannot assure that any of our new endeavors will be successful.

The industry in which we compete is highly competitive. As a result we look for opportunities to grow our business. From time to time, we expand into related or new revenue streams to diversify and grow our business.

Examples include the distribution of non-video game related accessories, such as for the iPod, and the development and publishing of new software titles. No assurance can be given that we will be successful in developing or growing these products lines or that we will be successful in such ventures.

If we fail to successfully manage the expansion of our business, our sales may not increase commensurately with our capital investments, which would cause our profitability to decline.

We are expanding our product offerings and plan to continue the diversification of our product line. Our new product offerings, including our complete lines of products for each of the next generation gaming systems, have required and will continue to require significant resources and management’s close attention. In offering new products, our resources are likely to be strained because we have less experience in the new product categories. Our failure to successfully manage our planned product expansion could result in our sales not increasing commensurately with our capital investments, causing a decline in our profitability.

We may pursue acquisitions, which would subject our business to additional risks.

We may expand our operations or product offerings through the acquisition of additional businesses, products or technologies. A recent example is the acquisition of InAir Personal Sound Technology. There can be no assurance that we will be able to identify, acquire or profitably manage additional businesses or successfully integrate any acquired businesses, products or technologies into our Company without substantial expenses, delays or other operational or financial problems. Acquisitions involve a number of risks, including:

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

Possible increase in value to Chinese currency vis-à-vis U.S. currency could have a material impact on the cost of our products.

Historically China’s currency, the CNY, has been pegged to the U.S. dollar. On July 21, 2005 the government of China announced that the exchange rate of the CNY was appreciating against the U.S. dollar and that the CNY would thereafter have a more flexible exchange rate within a 0.3% band that would float against a basket of unidentified foreign currencies. On May 18, 2007, the People’s Bank of China updated this policy and announced its decision to enlarge the floating band of the CNY trading prices against the U.S. dollar in the inter-bank spot foreign exchange market from 0.3% to 0.5%. The administrative rules governing the floating band of the CNY trading prices against non-US dollar currencies in the inter-bank spot foreign exchange market and the spread between the CNY/U.S. dollar selling and buying prices quoted by the foreign exchange-designated banks remain unchanged.

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

Volatility in the mass-market and consumer electronic retail sectors could have a material adverse effect on our sales.

We sell our products through a network of domestic and international mass-market and consumer electronics retailers, as well as some distributors, and our success depends on the continued viability and financial stability of these customers. The retail industry has historically been characterized by significant volatility, including periods of widespread financial difficulties and consolidations, and the emergence of alternative distribution channels. While we attempt to minimize the risks associated with this industry volatility, there is always a risk that one or more of our customers will experience economic difficulties or be acquired by competitors. If any of our customers cease doing business, it could have a material adverse effect on our sales and could significantly harm our business, financial condition and operating results.

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

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

MCI leases office space for its headquarters at 7480 Mission Valley Road, Ste. 101, San Diego, California, 92108-4406. The lease was amended on August 3, 2005 to add approximately 2,000 square feet, bringing the total office space to 16,000 square feet. Concurrent with taking the additional space, MCI extended the lease by three years. The lease will expire on August 31, 2008.

MCI also leases a 95,000 square foot warehouse located at 12160 Philadelphia Street, Mira Loma, California, 91752-1188. On February 21, 2006, MCI amended the lease to extend the term through June 30, 2009.

MCI leased business premises for MCC located at 2425 Matheson Blvd. E., 8th Floor, Mississauga, Ontario, Canada L4W 5K4. The lease expired on May 31, 2007 and was not renewed.

MCE leases business premises in the United Kingdom located at Office Unit 31 Shenley Pavilions, Shenley Wood, Milton Keynes, Buckinghamshire MK5 6LB. The lease will terminate on August 21, 2008.

MCE also leases business premises in France located at ZAC Paris Rive Gauche, 118-122, avenue de France, France 75013. On December 2, 2006, MCE amended the lease to extend the term through February 28, 2009.

MCIA leases business premises located at 138 ShaTin Rural Committee Road, Unit 1717-21, 17th Floor, Grand Central Plaza, Tower 2, ShaTin, New Territories, Hong Kong. On July 11, 2006, MCIA amended the lease to extend the term through September 30, 2008.

MCIA leases business premises in China located at Level 17, Jinwei Building, 4051 Jiabing Road, Luohu District, Shenzhen, Guangdong Province, PRC. The lease expires on February 14, 2010.

Management believes that our leased facilities are adequate for the near term. At present management is unaware of any environmental issues affecting any of our premises.

Item 3.	Legal Proceedings

On or about May 2, 2005, MCI was served with a lawsuit filed by Freedom Wave LLC in the United States District Court for the Central District of California entitled, Freedom Wave LLC. v. Mad Catz, Inc. et al., Case No CV5 2954NM (PLAx). The complaint alleges that certain MCI products infringe U.S. patent numbers 6,878,066 (“ ‘066 Patent”) and 6,280,327 (“ ‘327 Patent”). MCI answered, denying the allegation in the complaint. The ‘327 patent was under reexamination by the patent and trademark office, and the parties agreed that until the reexamination was complete, the case should be dismissed, without prejudice to Freedom Wave refiling its claims at a later date. The reexamination has been completed and on November 14, 2006 Freedom Wave LLC refiled the lawsuit against the Company. The parties are engaging in discovery and the case is set for trial on December 18, 2007. The Company believes its products do not infringe any valid claim of the ‘327 or ‘066 Patents and intends to vigorously defend against these claims. While the Company intends to vigorously defend this matter, there can be no guarantee that the Company will ultimately prevail or that damages will not be assessed against it. An adverse determination by the Court or jury could require payment of damages and seriously impact the Company’s revenues and its ability to continue to distribute some product.

Item 4.	Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended March 31, 2007.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock commenced trading on the Toronto Stock Exchange (“TSX”) in December 1995 under the symbol “GTR.” Our common stock began trading on the American Stock Exchange (“AMEX”) in the United States in September 1999 under the symbol “GIG.” In September 2001, our common stock began trading on both the AMEX and the TSX under the symbol “MCZ” to reflect our name change to Mad Catz Interactive, Inc. The following table sets forth, for the fiscal quarters indicated, the high and low market prices for the Company’s common stock on the AMEX and TSX:

	American Stock Exchange (U.S. $)		Toronto Stock Exchange (Canadian $)
	High	Low	High	Low
Fiscal 2007
Fourth Quarter	$0.89	$0.57	$0.98	$0.64
Third Quarter	0.71	0.47	0.80	0.52
Second Quarter	0.56	0.30	0.63	0.34
First Quarter	0.58	0.35	0.68	0.40
Fiscal 2006
Fourth Quarter	0.79	0.51	0.91	0.57
Third Quarter	0.99	0.64	1.18	0.75
Second Quarter	1.17	0.64	1.44	0.75
First Quarter	1.73	1.02	2.16	1.25

Holders

The closing sales price of our common stock on the American Stock Exchange was $1.41 on June 22, 2007 and there were approximately 225 shareholders of record of our common stock as of that date.

Dividends

We have never declared or paid any dividends and do not expect to pay any dividends in the foreseeable future.

Issuer Purchases of Equity Securities

Neither our Company nor any affiliated purchaser repurchased any of our equity securities during fiscal 2007.

The graph below compares the cumulative total shareholder return on the Common Stock of the Company from March 31, 2002 through and including March 31, 2007 with the cumulative total return on the S&P/TSX Composite Total Return Index, the AMEX Market Index and the stocks included in the Hemscott database under the Standard Industrial Code 3944 (Games & Toys, except Bicycles). The graph assumes the investment of $100 in the Company’s Common Stock and in each of the indexes on March 29, 2002 and reinvestment of all dividends. Unless otherwise specified, all dates refer to the last day of each year presented. The stock price information shown on the graph below is not necessarily indicative of future price performance.

	Fiscal Year Ended
	3/31/2002	3/31/2003	3/31/2004	3/31/2005	3/31/2006	3/31/2007
Mad Catz Interactive, Inc.	$100.00	$58.88	$67.29	$151.40	$52.34	$77.57
SIC Code Index	100.00	101.83	101.22	109.01	102.34	132.18
AMEX Market Index	100.00	95.50	134.97	141.40	173.54	186.62
S&P/TSX Composite Total Return	100.00	82.40	113.49	129.30	166.16	185.03

Companies included in the Standard Industrial Code 3944 peer group include: Action Products International, Inc.; Corgi International Ltd. ADS; Exx Inc. (Class A and Class B Shares); GameTech International, Inc.; Gaming Partners International Corporation; Grand Toys International Limited; Hasbro, Inc.; Jakks Pacific, Inc.; LeapFrog Enterprises, Inc.; Mad Catz Interactive, Inc.; Mattel, Inc., and RCZ Corporation.

Item 6.	Selected Financial Data

The summary of financial information set forth below is derived from and should be read in conjunction with the financial statements and notes thereto included elsewhere in this Annual Report on Form 10-K.

We report our financial statements in thousands of U.S. dollars, and have prepared our financial statements contained in this Form 10-K in accordance with generally accepted accounting principles (“GAAP”) in the United States, which vary in certain significant respects from GAAP in Canada. See Note 13 to the consolidated financial statements included in Item 8. Financial Statements and Supplementary Data, elsewhere in this Form 10-K, for a reconciliation of net income for fiscal years ended March 31, 2007, 2006 and 2005, determined in accordance with GAAP in the United States to the net income determined in accordance with GAAP in Canada.

	Years Ended March 31,
	2007	2006	2005	2004	2003
	(in thousands of U.S. dollars, except share and per share data)
Consolidated Statements of Operations Data:
Net sales	$99,721	$100,768	$112,071	$102,143	$91,658
Cost of sales	74,703	88,147	85,225	80,607	71,503

Gross profit	25,018	12,621	26,846	21,536	20,155
Operating expenses:
Sales and marketing	8,923	12,252	10,053	11,166	8,835
General and administrative	8,244	7,915	6,998	6,459	6,160
Research and development	1,406	1,605	897	1,079	936

Total operating expenses	18,573	21,772	17,948	18,704	15,931

Operating income (loss)	6,445	(9,151)	8,898	2,832	4,224
Interest expense, net	(1,109)	(1,395)	(1,203)	(1,330)	(1,758)
Foreign exchange gain (loss), net	256	(765)	(582)	91	(94)
Other income	338	484	202	98	47

Income (loss) before income taxes	5,930	(10,827)	7,315	1,691	2,419
Provision for income taxes	(2,225)	4,174	(2,733)	(629)	(788)

Net income (loss)	$3,705	$(6,653)	$4,582	$1,062	$1,631

Net income (loss) per share—basic	$0.07	$(0.12)	$0.09	$0.02	$0.03

Net income (loss) per share—diluted	$0.07	$(0.12)	$0.08	$0.02	$0.03

Shares used in calculation:
Basic	54,244,383	54,244,383	53,506,289	53,286,248	53,070,890
Diluted	55,036,591	54,244,383	54,481,162	53,983,127	53,689,972
Consolidated Selected Balance Sheet Data:
Cash	$2,350	$1,607	$1,085	$1,728	$1,234
Working capital	14,351	6,089	15,601	9,959	7,758
Goodwill and intangible assets, net	19,331	24,997	24,893	24,206	22,784
Total assets	55,218	68,735	79,136	65,923	65,591
Bank loan	1,345	8,581	12,100	15,182	17,077
Total shareholders’ equity	37,227	36,852	42,903	36,056	32,424

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

	Years Ended March 31,
	2007	2006	2005	2004	2003
	(in thousands of US dollars)
Net income (loss)	$3,705	$(6,653)	$4,582	$1,062	$1,631
Adjustments:
Interest expense	1,109	1,395	1,203	1,330	1,758
Provision for income taxes	2,225	(4,174)	2,733	629	788
Depreciation and amortization of capital assets	1,152	1,100	1,048	1,027	1,137
Amortization of intangible assets	786	804	804	804	36

EBITDA	$8,977	$(7,528)	$10,370	$4,852	$5,350

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Overview

Our Business

We are a leading provider of video game accessories and software primarily marketed under the Mad Catz and GameShark brands; we also produce for selected customers a limited range of products which are marketed on a “private label” basis. We design, manufacture (primarily through third parties in Asia), market and distribute accessories for all major video game platforms, including the Microsoft Xbox 360 and Xbox; Nintendo Wii, GameCube, DS Lite, DS, Game Boy Advance SP, Game Boy Advance, and Micro; Sony PlayStation 3, PlayStation 2, PlayStation and PSP. Our products include video game accessories, such as control pads, steering wheels, joysticks, memory cards, video cables, light guns, dance pads, microphones, car adapters and carry cases. We also market video game enhancement software and publish video games.

Seasonality and Fluctuation of Sales

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

Transition to Next-Generation Consoles

Our industry is cyclical and we believe it is still transitioning into the next cycle, which began with the release of Microsoft’s Xbox 360 in November 2005 and continued with the North American releases of Sony’s PlayStation 3 and Nintendo’s Wii at the end of 2006. In fiscal 2007, we launched a range of accessories compatible with the Xbox 360, PlayStation 3 and Wii video game consoles as well as continued to provide accessories to the significant installed base of current consoles in the marketplace. To date, our ability to release certain products on the new video game consoles has been restricted by technological requirements.

Foreign Currency

Approximately 29% of our annual sales are transacted outside the United States. The majority of our international business is presently conducted in currencies other than the U.S. dollar. Foreign currency transaction gains and losses arising from normal business operations are credited to or charged against earnings in the period incurred. As a result, fluctuations in the value of the currencies in which we conduct our business relative to the U.S. dollar will cause currency transaction gains and losses, which we have experienced in the past and continue to experience. Due to the substantial volatility of currency exchange rates, among other factors, we cannot predict the effect of exchange rate fluctuations upon future operating results. There can be no assurances that we will not experience currency losses in the future. In fiscal 2007 and fiscal 2006, we did not hedge against foreign currency exposure and we cannot predict the effect foreign currency fluctuations will have on us during fiscal 2008.

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

Revenue Recognition

We generate revenue from the sale of our products, including interactive software licensed from third party developers. We recognize revenue based on the applicable provisions of Staff Accounting Bulletin No. 104, Revenue Recognition and on the criteria set forth in Statement of Position 97-2, Software Revenue Recognition. Accordingly, we recognize revenue when each of the following have occurred (1) there is persuasive evidence that an arrangement with our customer exists, which is generally a customer purchase order, (2) the products are delivered, which generally occurs when the products are shipped and risk of loss has been transferred to the customer, (3) the selling price is fixed or determinable and (4) collection of the customer receivable is deemed probable. Our payment arrangements with customers typically provide net 30 and 60-day terms.

Revenues from sales to authorized resellers are subject to terms allowing price protection, certain rights of return and allowances for customer marketing programs. Reserves for price protection are recorded when the price protection program is offered to the customer. Allowances for estimated future returns and customer marketing programs are provided for upon revenue recognition. Such amounts are estimated and periodically adjusted based on historical and anticipated rates of returns, inventory levels and other factors and are recorded as either a reduction of revenue or operating expense in accordance with EITF 01-9, Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor’s Products).

Customer Marketing Programs

We record allowances for customer marketing programs, including certain rights of return, price protection, volume-based cash incentives and cooperative advertising. The estimated cost of these programs is accrued as either a reduction to revenue or as an operating expense in the period we have sold the product or committed to the program. Significant management judgments and estimates must be used to determine the cost of these programs in any accounting period.

We grant limited rights of return for certain products. Estimates of expected future product returns are based on analyses of historical returns and information regarding inventory levels and the demand and acceptance of our products by the end consumer.

Consistent with industry standards and practices, on a product-by-product basis by customer, we allow price protection credits to be issued to retailers in the event of a subsequent price reduction. In general, price protection refers to the circumstances when we elect to decrease the price of a product as a result of reduction in competitive prices and issue credits to our customers to protect the customers from lower profit margins on their then current inventory of the product. The decision to effect price reductions is influenced by retailer inventory levels, product lifecycle stage, market acceptance, competitive environment and new product introductions. Credits are issued based upon the number of units that customers have on hand at the date of the price reduction. Upon our offer of a price protection program, reserves for the estimated amounts to be reimbursed to qualifying customers are established. Reserves are recorded based on analyses of qualified inventories on hand with retailers and distributors.

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

Our customer base is highly concentrated and a deterioration of a significant customer’s financial condition, or a decline in the general economic conditions could cause actual write-offs to be materially different from the estimated allowance. As of March 31, 2007, one customer represented 45% of total accounts receivable. The customers comprising the ten highest outstanding trade receivable balances accounted for approximately 80% of total accounts receivables as of March 31, 2007. If any of these customer’s receivable balances should be deemed uncollectible, we would have to make adjustments to our allowance for doubtful accounts, which could have an adverse affect on our financial condition and results of operations in the period the adjustments are made.

Inventory Reserves

We value inventories at the lower of cost or market value. If the estimated market value is determined to be less than the recorded cost of the inventory, a provision is made to reduce the carrying amount of the inventory item. Determination of the market value may be complex, and therefore, requires management to make assumptions and to apply a high degree of judgment. In order for management to make the appropriate determination of market value, the following items are commonly considered: inventory turnover statistics, inventory quantities on hand in our facilities and customer inventories, unfilled customer order quantities, forecasted consumer demand, current retail prices, competitive pricing, seasonality factors, consumer trends, and performance of similar products or accessories. Subsequent changes in facts or circumstances do not result in the reversal of previously recorded reserves.

We have not made any significant changes in the methodology or assumptions used to establish our inventory reserves as reported during the past three fiscal years. We do not believe there is a reasonable likelihood that there will be a significant change in the future methodology or assumptions we use to calculate our inventory reserves. However, if our estimates regarding market value are inaccurate, or changes in consumer demand affect specific products in an unforeseen manner, we may be exposed to additional increases in our inventory reserves that could be material.

Software Development Costs

Software development costs primarily consist of payments made to independent software developers under development agreements. We account for software development costs in accordance with SFAS No. 86, Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed, which provides for the capitalization of certain software development costs incurred after technological feasibility of the software is established or for development costs that have alternative future uses. Under our current practice of developing new products, the technological feasibility of the underlying software is not established until substantially all product development is complete and the first playable version is delivered. The software development costs that have been capitalized to date have been insignificant.

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

Valuation of Goodwill

In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS No. 142”), we perform an annual impairment review at the reporting unit level during the fourth quarter of each fiscal year or more frequently if we believe indicators of impairment are present. SFAS No. 142 requires that goodwill and certain intangible assets be assessed for impairment using fair value measurement techniques. Specifically, goodwill impairment is determined using a two-step process. The first step of the goodwill impairment test is used to identify potential impairment by comparing the fair value of a reporting unit with its carrying amount, including goodwill. If the fair value of a reporting unit exceeds its carrying amount, goodwill of the reporting unit is considered not impaired and the second step of the impairment test is unnecessary. If the carrying amount of a reporting unit exceeds its fair value, the second step of the goodwill impairment test is performed to measure the amount of impairment loss, if any. The second step of the goodwill impairment test compares the implied fair value of the reporting unit’s goodwill with the carrying amount of that goodwill. If the carrying amount of the reporting unit’s goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to that excess. We performed step one of the annual goodwill impairment test in the fourth quarter of fiscal years 2007, 2006 and 2005 and determined that the fair value of our reporting unit exceeded its net book value. Therefore, step two was not required.

RESULTS OF OPERATIONS

Fiscal Year Ended March 31, 2007 Compared to Fiscal Year Ended March 31, 2006

Net Sales

From a geographical perspective, our net sales for the fiscal years ended March 31, 2007 and 2006 were as follows (in thousands):

	Year Ended March 31, 2007		Year Ended March 31, 2006		$ Change	% Change
	Net sales	% of total	Net sales	% of total
United States	$71,092	71%	$72,172	72%	$(1,080)	(1.5)%
Europe	22,163	22%	19,373	19%	2,790	14.4%
Canada	6,355	7%	8,892	9%	(2,537)	(28.5)%
Other countries	111	0%	331	0%	(220)	(66.5)%

Consolidated net sales	$99,721	100%	$100,768	100%	$(1,047)	(1.0)%

Net sales in fiscal 2007 decreased 1% from fiscal 2006. Net sales in the United States decreased $1.1 million over the prior year due primarily due to our discontinuation of low margin and unprofitable products and overall softness in the games market during the platform transition to the Xbox 360, PlayStation 3 and the Wii. The Company does not currently have a license to manufacture wireless control pads for the Xbox 360, a significant market segment and as a result, sales of control pads decreased both in absolute dollars and as a percentage of sales. In the United States sales of products for the PlayStation 2 and Xbox declined, partially offset by increase in sales of products for the Xbox 360 and the Wii and the introduction of products for the PlayStation 3.

Net sales in Europe increased $2.8 million due to expansion in major European markets such as Spain and France, partially offset by a decrease in sales of our software products.

Net sales in Canada declined by $2.5 million primarily due to a decline in core product sales (primarily non-licensed control pads) to existing customers, as well as the Company’s elimination of low margin and unprofitable product placements.

Our sales by quarter were as follows (in thousands):

	Year Ended March 31, 2007		Year Ended March 31, 2006
	Net sales	% of total	Net sales	% of total
1st quarter	$18,141	18%	$14,792	15%
2nd quarter	25,788	26%	23,744	23%
3rd quarter	36,458	37%	44,989	45%
4th quarter	19,334	19%	17,243	17%

Total	$99,721	100%	$100,768	100%

In fiscal 2007, first quarter sales included the launch of the Real World Golf 2 video game and accessory, third quarter sales included the Gears of War faceplate accessory and fourth quarter sales included the launch of our wireless control pads for PlayStation 3. In fiscal 2006, second quarter sales included the launch of the licensed NFL control pads and third quarter sales included the European release of the Real World Golf video game and accessory.

Our sales by product group are as follows:

	Year Ended March 31,
	2007	2006
PlayStation 2	27%	32%
PlayStation 3	4%	0%
Xbox	11%	22%
Xbox 360	16%	4%
GameCube	11%	12%
Wii	2%	0%
Handheld Consoles (a)	14%	15%
All others	15%	15%

Total	100%	100%

(a)	Handheld consoles include Sony PSP and Nintendo Game Boy Advance, Game Boy Advance SP, DS, DS Lite and Micro.

Our sales by product category are as follows:

	Year Ended March 31,
	2007	2006
Control pads	41%	48%
Bundles	10%	13%
Software (b)	13%	12%
Accessories	13%	6%
Steering wheels	5%	7%
Memory	3%	5%
All others	15%	9%

Total	100%	100%

(b)	Software includes video game enhancement software in addition to video games with related accessories.

Gross Profit

Gross profit is defined as net sales less cost of sales. Cost of sales consists of product costs, cost of licenses and royalties, cost of freight-in and freight-out and distribution center costs, including depreciation and other overhead. Also included in cost of sales is the amortization of intangible assets resulting from our acquisition of GameShark in January 2003, which are being amortized over the estimated useful life of the assets ranging from three to seven years.

The following table presents net sales, cost of sales and gross profit for fiscal years ended March 31, 2007 and 2006 (in thousands):

	Year Ended March 31,				$ Change	% Change
	2007		2006
	Amount	% of Net Sales	Amount	% of Net Sales
Net sales	$99,721	100.0%	$100,768	100.0%	$(1,047)	(1.0)%
Cost of sales	74,703	74.9%	88,147	87.5%	(13,444)	(15.3)%

Gross profit	$25,018	25.1%	$12,621	12.5%	$12,397	98.2%

Gross profit in fiscal 2007 increased 98.2% from fiscal 2006, and gross profit as a percentage of net sales, or gross profit margin, increased to 25.1% in fiscal 2007 from 12.5% in fiscal 2006. The increase in gross profit margin was largely due to a reduction in sales of low margin and unprofitable products and an increase in sales of higher margin products, which increased profit margin by approximately 7 percentage points. A reduction in freight expense due to a higher mix of direct imports to customers and renegotiated shipping rates as well as reduced distribution costs increased profit margin by approximately 3 percentage points. Reductions in inventory write-downs and price protections increased current year profit margin by approximately 3 percentage points. In addition, the prior year gross profit margin was negatively impacted by a one-time payment of $2 million for early termination of a long-term purchase commitment, which decreased profit margin in the prior year by approximately 2 percentage points. These increases in profit margin were partially offset by a reduction in cost credits received due to a decrease in goods returned and additional royalty and license expense in fiscal 2007, which decreased profit margin by approximately 2 percentage points.

Operating Expenses

Operating expenses for fiscal years ended March 31, 2007 and 2006 were as follows (in thousands):

	March 31, 2007	% of Net Sales	March 31, 2006	% of Net Sales	$ Change	% Change
Sales and marketing	$8,923	8.9%	$12,252	12.1%	$(3,329)	(27.2)%
General and administrative	8,244	8.3%	7,914	7.9%	330	4.2%
Research and development	1,406	1.4%	1,605	1.6%	(199)	(12.4)%

Total operating expenses	$18,573	18.6%	$21,771	21.6%	$(3,198)	(14.7)%

Sales and Marketing Expenses. Sales and marketing expenses consist primarily of payroll, commissions, participation at trade shows and travel costs for our worldwide sales and marketing staff, advertising and costs of operating our GameShark.com website. The decrease in sales and marketing expenses resulted primarily from less cooperative advertising expense due to a change in customer mix in contrast to additional cooperative advertising funds granted to customers in the prior year, and lower payroll and travel due to reduced headcount in the United States, partially offset by an increase in advertising expense in connection with the launch of a new software product and additional payroll due to increased headcount in Europe.

General and Administrative. General and administrative expenses include salaries and benefits for our executive and administrative personnel, facilities costs and professional services, such as legal and accounting. The increase in general and administrative expenses is primarily due to additional legal expenses, increased executive salaries and director fees, increased audit fees and stock-based compensation related to stock options due to the adoption of Statement of Financial Accounting Standards No. 123 (revised 2004) Share-Based Payment (“SFAS 123R”), offset in part by decreased payroll due to reduced headcount in the United States and a decrease in outside consultant fees.

Research and Development. Research and development expenses include the costs of developing and enhancing new and existing products in addition to the costs of developing software products. The decrease in research and development is primarily a result of decreased software development expenses, partially offset by acquired in-process research and development costs in connection with the InAir Personal Sound Technology and the write-off of certain software development costs for a product which is not being marketed.

Interest Expense, Foreign Exchange Gain (Loss) and Other Income

Interest expense, foreign exchange gain (loss) and other income for fiscal years ended March 31, 2007 and 2006 was as follows (in thousands):

	March 31, 2007	% of Net Sales	March 31, 2006	% of Net Sales	$ Change	% Change
Interest expense	$(1,109)	1.1%	$(1,395)	1.4%	$286	20.5%
Foreign exchange gain (loss)	$256	0.3%	$(765)	0.8%	$1,021	133.5%
Other income	$338	0.3%	$484	0.5%	$(146)	(30.2)%

Interest expense in fiscal 2007 decreased from the prior year due to lower bank loan balances during 2007 compared to 2006. The foreign exchange gain in fiscal 2007 compared to foreign exchange losses in fiscal 2006 results from the change in currency fluctuations against the U.S. dollar during the year. Other income primarily consists of advertising income from our GameShark.com website and royalties paid by an unrelated third party to distribute our products in Australia. The decrease in other income is primarily due to decreased sales to the unrelated third party distributor.

Provision for Income Taxes

Income tax expense (benefit) for fiscal years ended March 31, 2007 and 2006 was as follows (in thousands):

March 31, 2007	Effective Tax Rate	March 31, 2006	Effective Tax Rate	$ Change	% Change
$2,225	37.5%	$(4,174)	38.6%	$6,399	153.3%

The Company’s effective tax rate is a blended rate for different jurisdictions in which the Company operates. The decrease in effective tax rate in fiscal 2007 versus fiscal 2006 is a direct reflection of having a higher mix of business in lower tax rate jurisdictions.

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

Our sales by product group are as follows:

	Year Ended March 31,
	2006	2005
PlayStation 2	32%	30%
Xbox	22%	23%
GameCube	12%	15%
Handheld Consoles (a)	15%	12%
Xbox 360	4%	0%
PlayStation	2%	4%
All others	13%	16%

Total	100%	100%

(a)	Handheld consoles include Nintendo Game Boy Advance, Game Boy Advance SP, DS and Micro and Sony PSP.

Our sales by product category are as follows:

	Year Ended March 31,
	2006	2005
Control pads	48%	46%
Bundles	13%	14%
Software (b)	12%	11%
Steering wheels	7%	10%
Memory	5%	5%
All others	15%	14%

Total	100%	100%

(b)	Software includes game enhancement software in addition to video games with related accessories.

Gross Profit

Gross profit is defined as net sales less cost of sales. Cost of sales consists of product costs, cost of licenses and royalties, cost of freight-in and freight-out and distribution center costs, including depreciation and other overhead. Also included in cost of sales is the amortization of intangible assets resulting from our acquisition of GameShark in January 2003, which are being amortized over the estimated useful life of the assets ranging from three to seven years.

The following table presents net sales, cost of sales and gross profit for fiscal years ended March 31, 2006 and 2005 (in thousands):

	Year Ended March 31,				$ Change	% Change
	2006		2005
	Amount	% of Net Sales	Amount	% of Net Sales
Net sales	$100,768	100.0%	$112,071	100.0%	$(11,303)	(10.1)%
Cost of sales	88,147	87.5%	85,225	76.0%	2,922	3.4%

Gross profit	$12,621	12.5%	$26,846	24.0%	$(14,225)	(53.0)%

Gross profit in fiscal 2006 decreased 53.0% from fiscal 2005, and gross profit as a percentage of net sales, or gross profit margin, decreased to 12.5% in fiscal 2006 from 24.0% in fiscal 2005. The decrease in gross profit margin was due in part to a $2 million payment in the third quarter of fiscal 2006 for the early termination of a long-term purchase commitment, which reduced gross margin by approximately 2 percentage points; write-downs to market value of excess inventory of specific United States products including exclusively distributed software and non-core product bundles, which reduced gross margin by approximately 2 percentage points; inventory adjustments for damaged and destroyed products which reduced gross margin by approximately 1 percentage point; price protection on specific products under agreements with certain customers in the United States, which reduced gross margin by approximately 3 percentage points; additional customer discounts granted in an effort to expand our European customer base, which reduced gross margin by approximately 1 percentage point; and competitive pricing and additional royalty and licensing product costs, which reduced gross margin by approximately 3 percentage points.

Operating Expenses

Operating expenses for fiscal years ended March 31, 2006 and 2005 were as follows (in thousands):

	March 31, 2006	% of Net Sales	March 31, 2005	% of Net Sales	$ Change	% Change
Sales and marketing	$12,252	12.1%	$10,053	9.0%	$2,199	21.9%
General and administrative	7,914	7.9%	6,998	6.2%	916	13.1%
Research and development	1,605	1.6%	897	0.8%	708	78.9%

Total operating expenses	$21,771	21.6%	$17,948	16.0%	$3,823	21.3%

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

Interest Expense, Foreign Exchange Loss and Other Income

Interest expense, foreign exchange loss and other income for fiscal years ended March 31, 2006 and 2005 was as follows (in thousands):

	March 31, 2006	% of Net Sales	March 31, 2005	% of Net Sales	$ Change	% Change
Interest expense	$1,395	1.4%	$1,203	1.1%	$192	16.0%
Foreign exchange loss	$765	0.8%	$582	0.5%	$183	31.4%
Other income	$(484)	0.5%	$(202)	0.2%	$282	139.6%

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

Provision for Income Taxes

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

Impact of Recently Issued Accounting Standards

In July 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109 (“FIN 48”), which clarifies the accounting for uncertainty in tax positions. FIN 48 prescribes a recognition threshold and measurement process for recording in the financial statements uncertain tax provisions taken or expected to be taken in a tax return. Additionally, FIN 48 provides guidance on the de-recognition, classification, accounting in interim periods and disclosure requirements for uncertain tax positions. The accounting provisions of FIN 48 is effective for the Company beginning April 1, 2007. We are evaluating the impact, if any, the adoption of FIN 48 will have on our consolidated financial statements.

In September 2006, the FASB issued Statement of Financial Accounting Standard (“SFAS”) No. 157, Fair Value Measurements, which provides a single definition of fair value, a framework for measuring fair value, and expanded disclosures concerning fair value. Previously, different definitions of fair value were contained in various accounting pronouncements creating inconsistencies in measurement and disclosures. SFAS No. 157 applies under those previously issued pronouncements that prescribe fair value as the relevant measure of value, except Statement No. 123(R) and related interpretations and pronouncements that require or permit measurement similar to fair value but are not intended to measure fair value. This pronouncement is effective for fiscal years beginning after November 15, 2007. We do not expect the adoption of SFAS No. 157 to have a material impact on our consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—Including an Amendment of FASB Statement No. 115. This standard permits an entity to choose to measure many financial instruments and certain other items at fair value. Most of the provisions in SFAS No. 159 are elective; however, the amendment to SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities, applies to all entities with available-for-sale and trading securities. The fair value option established by SFAS No. 159 permits all entities to choose to measure eligible items at fair value at specified election dates. A business entity will report unrealized gains and losses on items for which the fair value option has been elected in earnings (or another performance indicator if the business entity does not report earnings) at each subsequent reporting date. The fair value option: (a) may be applied instrument by instrument, with a few exceptions, such as investments otherwise accounted for by the equity method; (b) is irrevocable (unless a new election date occurs); and (c) is applied only to entire instruments and not to portions of instruments. SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. As of March 31, 2007 we do not have any investments in securities and we do not expect the adoption of SFAS No. 159 to have a material impact on our consolidated financial statements.

Liquidity and Capital Resources

Sources of Liquidity

Historically we have funded our operations primarily from cash generated from operations, a revolving line of credit (as discussed below) and proceeds from employee stock option exercises. At March 31, 2007, available cash was approximately $2.4 million compared to cash of approximately $1.6 million at March 31, 2006 and $1.1 million at March 31, 2005.

We maintain a Credit Facility (the “Credit Facility”) with Wachovia Capital Finance Corporation (Central) (“Wachovia”) which allows us to borrow up to $35 million under a revolving line of credit subject to the availability of eligible collateral (accounts receivable and inventories), which changes throughout the year. On October 30, 2006, the Company and Wachovia extended the term of the Credit Facility until October 30, 2009. The line of credit accrues interest on the daily outstanding balance at the U.S. prime rate plus 0.25% per annum, and must be repaid in United States dollars. At March 31, 2007 the interest rate was 8.5%. The Company is also required to pay a monthly service fee of $1,000 and an unused line fee equal to 0.25% of the unused portion of the loan. Borrowings under the Credit Facility are secured by a first priority interest in the inventories, equipment, accounts receivable and investment properties of Mad Catz, Inc. (“MCI”) and by a pledge of all of the capital stock of the Company’s subsidiaries and is guaranteed by the Company. See Note 6 to the consolidated financial statements included in Item 8. Financial Statements and Supplementary Data, elsewhere in this Form 10-K.

Net cash provided by operating activities was approximately $8.4 million, $6.6 million and $3.8 million for the years ended March 31, 2007, 2006 and 2005, respectively. Net cash provided by operating activities in 2007 reflects net income for the year and a reduction in inventories and income taxes receivable, offset by a decrease in accounts payable and an increase in accounts receivable. Net cash provided by operating activities in 2006 reflects net loss for the year, a decrease in accounts receivable, other receivables and inventories, and increases in accounts payable and accrued liabilities, partially offset by an increase in income taxes receivable. Net cash provided by operating activities in 2005 reflects net income for the year and an increase in accounts payable, offset by an increase in inventories, other receivables and deferred tax assets.

Net cash used in investing activities was approximately $0.4 million, $1.7 million and $1.4 million for the years ended March 31, 2007, 2006 and 2005, respectively. Net cash used in investing activities in each of these years consisted of capital expenditures to support our operations.

Net cash used in financing activities was approximately $7.3 million, $3.5 million and $2.5 million for the years ended March 31, 2007, 2006 and 2005, respectively. Net cash used in financing activities in each of these years consisted of net repayments under our line of credit, offset in part by proceeds from the issuance of our common stock upon the exercise of stock options in fiscal 2005. For the year ended March 31, 2007, cash used in financing activities was in fiscal 2005. We are focused on effectively managing our overall liquidity position by continuously monitoring expenses and managing our accounts receivable collection efforts.

At March 31, 2007 the outstanding balance on our line of credit was $1.3 million and our weighted average annual interest rate during fiscal 2007 was 8.4%. We are required to meet a quarterly covenant based on the Company’s net income before interest, taxes, depreciation and amortization (EBITDA). The Company was in compliance with this covenant as of March 31, 2007.

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

Contractual Obligations and Commitments

The following summarizes our contractual payment obligations at March 31, 2007:

	Payments Due ($000’s)
	Total	Less Than 1 Year	1-3 Years	3-5 Years
Bank loan (excludes interest—see footnote 6 of Notes to Consolidated Financial Statements)	$1,345	$1,345	$—	$—
Operating leases	2,351	1,238	1,113	—
Royalty & license guaranteed commitments	398	398	—	—

Total	$4,094	$2,981	$1,113	$—

As of March 31, 2007 and 2006, we did not have any relationships with unconsolidated entities or financial parties, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As such, we are not exposed to any financing, liquidity, market, or credit risk that could arise if we had engaged in such relationships.

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

Foreign Currency Exchange Rate Risk

A majority of our international business is presently conducted in currencies other than the U.S. dollar and may be exposed to financial market risk resulting from fluctuations in foreign currency exchange rates, particularly the CNY, the Pound Sterling, the Euro and the Canadian dollar. Foreign currency transaction gains and losses arising from normal business operations are credited to or charged against earnings in the period incurred. As a result, fluctuations in the value of the currencies in which we conduct our business relative to the U.S. dollar will cause currency transaction gains and losses, which we have experienced in the past and continue to experience. Due to the difficulty in determining and obtaining predictable cash flow forecasts in our foreign operations based on the overall challenging economic environment and associated contract structures, we do not currently utilize any derivative financial instruments to hedge foreign currency risks. The volatility of the CNY, the Pound Sterling, the Euro and the Canadian dollar (and any other applicable currencies) will be monitored frequently throughout the coming year. If appropriate, we may enter into hedging transactions in order to mitigate our risk from foreign currency fluctuations. Due to the substantial volatility of currency exchange rates, among other factors, we cannot predict the effect of exchange rate fluctuations upon future operating results. There can be no assurances that we will not experience currency losses in the future. We estimate that an immediate 10% adverse change in foreign exchange rates would decrease our reported net income by approximately $0.9 million for the year ended March 31, 2007.

Interest Rate Risk.

We are exposed to interest rate risk on borrowings under the Credit Facility. Funds advanced to us pursuant to the Credit Facility bear interest at the U.S. prime rate plus 0.25%. We do not hedge our exposures to interest rate risk. We estimate that an increase of 100 basis points in the interest rate under our Credit Facility would decrease our reported net income by approximately $0.1 million for the year ended March 31, 2007.

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

Item 9B.	Other Information.

None

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Certain information with respect to the executive officers of the Company is set forth in the section entitled “Executive Officers of the Registrant” in Part I of this Annual Report on Form 10-K.

The information required by this item with respect to the directors of the Company is incorporated herein by reference to the information under the caption “Election of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance” contained in the Company’s Management Proxy Circular for the Company’s 2007 Annual Meeting of Shareholders (the “Proxy Statement”).

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

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

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

(2) Financial Statement Schedules

Years ended March 31, 2007, 2006 and 2005—Schedule II Valuation and Qualifying Accounts

Schedules not listed above have been omitted because information required to be set forth therein is not applicable or is shown in the financial statements or notes thereto.

(3) Exhibits (numbered in accordance with Item 601 of Regulation S-K)

The following exhibits are filed or incorporated by reference into this report.

3.1	Articles of Incorporation and Amendments thereto. (1)

3.2	By-Laws of the Company, as amended to date. (2)

10.1	Guarantee from 1328158 Ontario Inc, to Congress Financial Corporation (Canada), dated September 25, 2000. (3)

10.2	General Security Agreement among and between Mad Catz, Inc., FX Unlimited, Inc., and Congress Financial Corporation (Central), dated September 25, 2000. (3)

10.3	Guarantee from Mad Catz, Inc. to Congress Financial Corporation (Central), dated September 25, 2000. (3)

10.4	Amended and Restated General Security Agreement by and among Mad Catz Inc., FX Unlimited, Inc. and Congress Financial Corporation (Central), dated as of November 30, 2001. (4)

10.5*	Amended and Restated Incentive Stock Option Plan of Mad Catz Interactive, Inc. (4)

10.6*	Form of Incentive Stock Option Plan. (4)

10.7*	Employment Agreement between Mad Catz, Inc. and Darren Richardson, dated May 18, 2000. (5)

10.8*	Amendment to Employment Agreement between Mad Catz Interactive, Inc. and Darren Richardson, dated April 1, 2004. Portions of this exhibit (indicated by asterisks) have been omitted pursuant to a request for confidential treatment pursuant to Rule 24b-2 under the Securities Exchange Act of 1934. (6)

10.9	Xenon Game Peripheral Licensing Certification Agreement, made and entered into on May 12, 2005, by and between the Company and Microsoft Corporation. Portions of this exhibit (indicated by asterisks) have been omitted pursuant to a request for confidential treatment pursuant to Rule 24b-2 under the Securities Exchange Act of 1934. (7)

10.10	Second Amended and Restated Loan Agreement dated as of October 30, 2006 by and between Wachovia Capital Finance Corporation (Central), formerly known as Congress Financial Corporation (Central), an Illinois corporation and Mad Catz, Inc. (8)

10.11*	Employment Agreement between Mad Catz Interactive, Inc. and Stewart Halpern, dated January 16, 2007. (9)

21.1	Subsidiaries of the Company. (7)

23.1	Consent of KPMG LLP, Independent Registered Public Accounting Firm.

23.2	Consent of BDO Stoy Hayward LLP, Independent Registered Public Accounting Firm.

31.1	Certifications of Registrant’s Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certifications of Registrant’s Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certifications of Registrant’s Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002. These certifications are being furnished solely to accompany this Annual Report on Form 10-K and are not being filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and are not to be incorporated by reference into any filing of the Company.

32.2	Certifications of Registrant’s Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002. These certifications are being furnished solely to accompany this Annual Report on Form 10-K and are not being filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and are not to be incorporated by reference into any filing of the Company.

(1)	This document was filed as an exhibit to the Registrant’s Annual Report on Form 20-F filed with the Securities and Exchange Commission for the fiscal year ended March 31, 2001 and incorporated herein by reference.
(2)	This document was filed as an exhibit to the Registrant’s Registration Statement on Form 20-F, dated June 1, 1999, filed with the Securities and Exchange Commission on June 3, 1999 and incorporated herein by reference.
(3)	This document was filed as an exhibit to the Registrant’s Annual Report on Form 20-F filed with the Securities and Exchange Commission for the fiscal year ended March 31, 2000 and incorporated herein by reference.
(4)	This document was filed as an exhibit to the Registrant’s Annual Report on Form 20-F filed with the Securities and Exchange Commission for the fiscal year ended March 31, 2002 and incorporated herein by reference.
(5)	This document was filed as an exhibit to the Registrant’s Annual Report on Form 20-F filed with the Securities and Exchange Commission for the fiscal year ended March 31, 2003 and incorporated herein by reference.
(6)	This document was filed as an exhibit to the Registrant’s Annual Report on Form 20-F filed with the Securities and Exchange Commission for the fiscal year ended March 31, 2004 and incorporated herein by reference.
(7)	This document was filed as an exhibit to the Registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission for the fiscal year ended March 31, 2005 and incorporated herein by reference.
(8)	This document was filed as an exhibit to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 3, 2006 and incorporated herein by reference.
(9)	This document was filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission for the quarterly period ended December 31, 2006 and incorporated herein by reference.
*	Denotes management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MAD CATZ INTERACTIVE, INC.

By:	/s/ DARREN RICHARDSON
Darren Richardson
President and Chief Executive Officer

Date: June 28, 2007

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ DARREN RICHARDSON Darren Richardson	President and Chief Executive Officer (Principal Executive Officer)	June 28, 2007

/s/ STEWART HALPERN Stewart Halpern	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	June 28, 2007

/s/ GEOFREY MYERS Geofrey Myers	Director	June 28, 2007

/s/ THOMAS BROWN Thomas Brown	Director	June 28, 2007

/s/ ROBERT MOLYNEUX Robert Molyneux	Director	June 28, 2007

/s/ WILLIAM WOODWARD William Woodward	Director	June 28, 2007

INDEX TO CONSOLIDATED

FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Mad Catz Interactive, Inc.:

We have audited the accompanying consolidated balance sheets of Mad Catz Interactive, Inc. and subsidiaries (the Company) as of March 31, 2007 and 2006, and the related consolidated statements of operations, shareholders’ equity and comprehensive income (loss), and cash flows for each of the years in the three-year period ended March 31, 2007. In connection with our audits of the consolidated financial statements, we have also audited financial statement Schedule II. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits. We did not audit the financial statements of Mad Catz Europe, Limited, a wholly owned subsidiary, as of March 31, 2006 and for the two-year period ended March 31, 2006, which statements reflect total assets constituting 10% and total revenues constituting 19% in 2006, of the related consolidated totals. Those statements were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it related to the 2006 amounts included for Mad Catz Europe, Limited, is based solely on the report of the other auditors.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits and the report of other auditors provide a reasonable basis for our opinion.

In our opinion, based on our audits and the report of other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Mad Catz Interactive, Inc. and subsidiaries as of March 31, 2007 and 2006, and the results of their operations and their cash flows for each of the years in the three-year period ended March 31, 2007, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement Schedule II, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in note 2 of the consolidated financial statements, effective April 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123(R), Share-Based Payments, and Securities and Exchange Commission Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements on Current Year Financial Statements.

/s/ KPMG LLP

San Diego, California

June 28, 2007

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders of Mad Catz Europe Limited

We have audited the accompanying balance sheet of Mad Catz Europe Limited as of March 31, 2006 and the related statement of income for the year ended March 31, 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Mad Catz Europe Limited at March 31, 2006, and the results of its operations for the year ended March 31, 2006, in conformity with accounting principles generally accepted in the United Kingdom.

/s/ BDO Stoy Hayward LLP

Reading, United Kingdom

June 21, 2006

MAD CATZ INTERACTIVE, INC.

Consolidated Balance Sheets

March 31, 2007 and 2006

(in thousands of U.S. dollars, except share data)

	2007	2006
Assets
Current assets:
Cash	$2,350	$1,607
Accounts receivable, net of allowances of $3,583 and $5,198 at March 31, 2007 and 2006, respectively	14,405	12,024
Other receivables	74	429
Inventories	12,804	18,390
Income taxes receivable	—	1,275
Deferred tax assets	2,009	2,586
Other current assets	700	1,661

Total current assets	32,342	37,972
Deferred tax assets	1,801	3,339
Deferred financing fees	86	—
Property and equipment, net	1,658	2,427
Intangible assets, net	1,848	2,634
Goodwill	17,483	22,363

Total assets	$55,218	$68,735

Liabilities and Shareholders’ Equity
Current liabilities:
Bank loan	$1,345	$8,581
Accounts payable	13,509	19,502
Accrued liabilities	2,653	3,800
Income taxes payable	484	—

Total current liabilities	17,991	31,883
Shareholders’ equity:
Common stock, no par value, unlimited shares authorized; 54,244,383 shares issued and outstanding at March 31, 2007 and 2006	47,105	46,746
Accumulated other comprehensive income	2,615	7,116
Accumulated deficit	(12,493)	(17,010)

Total shareholders’ equity	37,227	36,852

Total liabilities and shareholders’ equity	$55,218	$68,735

See accompanying notes to consolidated financial statements.

MAD CATZ INTERACTIVE, INC.

Consolidated Statements of Operations

Years ended March 31, 2007, 2006 and 2005

(in thousands of U.S. dollars, except share and per share data)

	2007	2006	2005
Net sales	$99,721	$100,768	$112,071
Cost of sales	74,703	88,147	85,225

Gross profit	25,018	12,621	26,846
Operating expenses:
Sales and marketing	8,923	12,252	10,053
General and administrative	8,244	7,915	6,998
Research and development	1,406	1,605	897

Total operating expenses	18,573	21,772	17,948

Operating income (loss)	6,445	(9,151)	8,898
Interest expense, net	(1,109)	(1,395)	(1,203)
Foreign exchange gain (loss), net	256	(765)	(582)
Other income	338	484	202

Income (loss) before income taxes	5,930	(10,827)	7,315
Provision for income taxes	(2,225)	4,174	(2,733)

Net income (loss)	$3,705	$(6,653)	$4,582

Net income (loss) per share:
Basic	$0.07	$(0.12)	$0.09

Diluted	$0.07	$(0.12)	$0.08

Number of shares used in per share computations:
Basic	54,244,383	54,244,383	53,506,289

Diluted	55,036,591	54,244,383	54,481,162

See accompanying notes to consolidated financial statements.

MAD CATZ INTERACTIVE, INC.

Consolidated Statements of Shareholders’ Equity and Comprehensive Income (Loss)

Years ended March 31, 2007, 2006 and 2005

(in thousands of U.S. dollars, except share data)

	Common Stock
	Shares	Amount	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Shareholders’ Equity
Balance at March 31, 2004	53,462,716	$46,038	$4,957	$(14,939)	$36,056
Stock option exercises	781,667	603	—	—	603
Stock-based compensation	—	(12)	—	—	(12)
Tax benefit from exercise of stock options	—	117	—	—	117
Comprehensive income:
Net income	—	—	—	4,582	4,582
Foreign currency translation adjustment	—	—	1,557	—	1,557

Total comprehensive income					6,139

Balance at March 31, 2005	54,244,383	46,746	6,514	(10,357)	42,903
Comprehensive loss:
Net loss	—	—	—	(6,653)	(6,653)
Foreign currency translation adjustment	—	—	602	—	602

Total comprehensive loss					(6,051)

Balance at March 31, 2006	54,244,383	46,746	7,116	(17,010)	36,852
Cumulative effect of adjustments from the adoption of SAB 108, net of taxes	—	—	(4,880)	812	(4,068)
Stock-based compensation	—	359	—	—	359
Comprehensive income:
Net income	—	—	—	3,705	3,705
Foreign currency translation adjustment	—	—	379	—	607

Total comprehensive income					4,312

Balance at March 31, 2007	54,244,383	$47,105	$2,615	$(12,493)	$37,227

See accompanying notes to consolidated financial statements.

MAD CATZ INTERACTIVE, INC.

Consolidated Statements of Cash Flows

Years ended March 31, 2007, 2006 and 2005

(in thousands of U.S. dollars)

	2007	2006	2005
Cash flows from operating activities:
Net income (loss)	$3,705	$(6,653)	$4,582
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	1,938	1,904	1,852
Amortization of deferred financing fees	8	—	—
(Gain) loss on sale or disposals of property and equipment	2	(5)	41
Tax benefit of stock options exercised	—	—	117
Stock-based compensation	359	—	(12)
Foreign exchange (gains) losses	(256)	765	582
Provision (benefit) for deferred income taxes	1,592	(1,711)	(1,167)
Changes in operating assets and liabilities:
Accounts receivable	(1,366)	5,334	(824)
Other receivables	355	1,375	(1,356)
Inventories	5,973	8,318	(9,970)
Other current assets	973	(766)	602
Accounts payable	(6,071)	360	7,968
Accrued liabilities	(517)	412	908
Income taxes receivable/payable	1,746	(2,765)	514

Net cash provided by operating activities	8,441	6,568	3,837

Cash flows from investing activities—purchases of property and equipment	(385)	(1,703)	(1,402)

Cash flows from financing activities:
Repayment of bank loan	(7,236)	(3,519)	(3,082)
Payment of financing fees	(94)	—	—
Proceeds from issuance of common stock	—	—	558

Net cash used in financing activities	(7,330)	(3,519)	(2,524)

Effects of foreign exchange on cash	17	(824)	(554)

Net increase (decrease) in cash	743	522	(643)
Cash, beginning of year	1,607	1,085	1,728

Cash, end of year	$2,350	$1,607	$1,085

Supplemental cash flow information:
Income taxes paid	$186	$270	$3,613

Interest paid	$1,148	$1,407	$1,094

Supplemental disclosures of noncash investing and financing activities:
Fair value of assets acquired in acquisition:
Property and equipment	$5	$—	$—
In process research and development	121	—	—

Note payable issued for acquisition	$126	$—	$—

See accompanying notes to consolidated financial statements.

MAD CATZ INTERACTIVE, INC.

Notes to Consolidated Financial Statements

(in U.S. dollars)

(1) Organization and Description of Business

Mad Catz Interactive, Inc. (the “Company”) is a corporation incorporated under the Canada Business Corporations Act. The Company has the following operating subsidiaries: (i) Mad Catz, Inc. (“MCI”), a corporation incorporated under the laws of Delaware that acts as the Company’s primary subsidiary (ii) 1328158 Ontario Inc. (“MCC”), a corporation incorporated under the laws of Canada that sells the Company’s Mad Catz and GameShark product lines in Canada under the name Mad Catz Canada (iii) Mad Catz Europe, Limited (“MCE”), a corporation incorporated under the laws of England and Wales that sells the Company’s Mad Catz product lines in Europe. The Company also beneficially owns, directly or indirectly, all of the issued and outstanding shares of Mad Catz Interactive Asia Limited (“MCIA”), a corporation incorporated under the laws of Hong Kong that is engaged in the design, contract manufacture and, to a lesser degree, sales of Mad Catz products. The Company also beneficially owns, directly or indirectly, all of the issued and outstanding shares of the following companies that are currently inactive: FX Unlimited Inc., a corporation incorporated under the laws of Delaware, Xencet USA, Inc., a corporation incorporated under the laws of Delaware, Singapore Holdings Inc., a corporation incorporated under the laws of Delaware and Mad Catz Limited, a company incorporated under the laws of England and Wales.

The Company’s products are designed, manufactured (primarily through third parties), marketed and distributed for all major console based video game systems. The Company’s products include video game accessories of all types, such as control pads, steering wheels, joysticks, memory cards, video cables, light guns, dance pads, microphones, car adapters and carry cases. The Company also markets video game enhancement software and publishes video games.

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

Concentration of Credit Risk

Credit risk is primarily concentrated in accounts receivable. The Company generally does not require collateral on accounts receivable because a majority of its customers are large, well capitalized, established retail entities with operations throughout the United States, Canada and Europe. The Company maintains an allowance for doubtful accounts. For the year ended March 31, 2007, sales to the two largest customers constituted 51% of gross sales and represented 45% of accounts receivable at March 31, 2007. For the year ended March 31, 2006 sales to the three largest customers constituted 60% of gross sales and represented 64% of accounts receivable at March 31, 2006. Accounts receivable balances generally are in proportion to the net sales percentages for the Company’s largest customers.

Fair Value of Financial Instruments

The carrying values of the Company’s financial instruments, including cash, accounts receivable, other receivables, income taxes receivable, accounts payable, accrued liabilities and income taxes payable approximate their fair values due to the short maturity of these instruments. The carrying value of the bank loan approximates its fair value as the interest rate and other terms are that which is currently available to the Company.

Revenue Recognition

The Company evaluates the recognition of revenue based on the applicable provisions of Staff Accounting Bulletin No. 104, Revenue Recognition and on the criteria set forth in Statement of Position 97-2, Software Revenue Recognition. Accordingly, the Company recognizes revenue when (1) there is persuasive evidence that an arrangement with the customer exists, which is generally a customer purchase order, (2) the products are delivered, which occurs when the products are shipped and risk of loss has been transferred to the customer, (3) the selling price is fixed or determinable and (4) collection of the customer receivable is deemed probable. Our payment arrangements with customers typically provide net 30 and 60-day terms.

Revenues from sales to authorized resellers are subject to terms allowing price protection, certain rights of return and allowances for volume rebates and cooperative advertising. Allowances for price protection are recorded when the price protection program is offered. Allowances for estimated future returns andcooperative advertising are provided for upon recognition of revenue. Such amounts are estimated and periodically adjusted based on historical and anticipated rates of returns, inventory levels and other factors and are recorded as either operating expenses or as a reduction of sales in accordance with Emerging Issues Task Force Issue 01-9, Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor’s Products).

Allowance for Doubtful Accounts and Other Allowances

Accounts receivable are recorded net of an allowance for doubtful accounts and other sales related allowances. When evaluating the adequacy of the allowance for doubtful accounts, the Company analyzes known uncollectible accounts, the aging of accounts receivable, historical bad debts, customer credit-worthiness and current economic trends.

Other sales related allowances include those for sales returns, price protection, and cooperative advertising. When estimating future product returns, the Company makes an assessment of the rate and lag period by which customers will return the Company’s products by considering historical trends and information regarding inventory levels and demand and acceptance of the Company’s products by the end consumer. Allowances for price protection, cooperative advertising and volume rebates are based upon programs negotiated with specific customers.

Inventories

Raw materials, packaging materials and accessories are valued at the lower of cost, determined by the first-in, first-out method, or market. Finished goods are valued at the lower of cost or market, with cost being determined on an average cost basis using the first-in, first-out method. The Company regularly reviews inventory quantities on hand and in the retail channel in order to recognize any loss of utility in the period incurred. During the year ended March 31, 2006 approximately $1.6 million of inventory related to a specific product was written down to market value.

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

Goodwill

The Company has recorded goodwill in connection with acquisitions completed in prior periods. Statement of Financial Accounting Standards (“SFAS”) No. 142, Goodwill and Other Intangible Assets, prohibits amortization of goodwill and intangible assets with indefinite useful lives but instead requires testing for impairment at least annually. The Company reviews its goodwill for impairment as of the end of each fiscal year or when an event or a change in facts and or circumstances indicates the fair value of a reporting unit may be below its carrying amount. The Company has completed its annual assessment of impairment in accordance with SFAS No. 142, which did not indicate any impairment of goodwill as of March 31, 2007, 2006 and 2005.

Impairment of Long-Lived Assets

In accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, long-lived assets, such as property and equipment and purchased intangibles subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset. Assets to be disposed of would be separately presented in the balance sheet and reported at the lower of the carrying amount or fair value less costs to sell, and are no longer depreciated. The assets and liabilities of a disposal group classified as held for sale would be presented separately in the appropriate asset and liability sections of the balance sheet.

Software Development Costs

Software development costs primarily consist of payments made to independent software developers under development agreements. The Company accounts for software development costs in accordance with SFAS No. 86, Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed, which provides for the capitalization of certain software development costs incurred after technological feasibility of the software is established or for development costs that have alternative future uses. Under the Company’s current practice of developing new products, the technological feasibility of the underlying software is not established until substantially all product development is complete and the first playable version is delivered. There were no capitalized software development costs as of March 31, 2007 or 2006.

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

Advertising

Advertising costs are expensed as incurred and amounted to $3,879,000, $5,836,000 and $4,385,000 in 2007, 2006 and 2005, respectively. Cooperative advertising with retailers is recorded when revenue is recognized and such amounts are included in sales and marketing expense if there is a separate identifiable benefit with an fair value. Otherwise, such costs are recognized as a reduction of sales.

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

Net Income (Loss) per Share

Basic net income (loss) per share is computed by dividing the net income (loss) for the period by the weighted average number of common shares outstanding during the period. Diluted net income (loss) per share is computed by dividing net income (loss) for the period by the weighted average number of common shares outstanding, increased by potentially dilutive securities. Potentially dilutive securities are calculated using the treasury stock method and represent incremental shares issuable upon exercise of outstanding stock options. However, potentially dilutive securities are not included in the denominator of the diluted earnings per share calculation when inclusion of such shares would be anti-dilutive.

The following table sets forth the computation of diluted weighted average common and potential common shares outstanding for the years ended March 31, 2007, 2006 and 2005:

	Years ended March 31,
	2007	2006	2005
Basic weighted average common shares outstanding	54,244,383	54,244,383	53,506,289
Effect of dilutive securities:
Options	792,208	—	974,873

Diluted weighted average common and potential common shares outstanding	55,036,591	54,244,383	54,481,162

Weighted average stock options to purchase of 1,193,262, 289,949 and 300,651 shares for the years ended March 31, 2007, 2006 and 2005, respectively, were excluded from calculation because of their anti-dilutive effect.

Stock-Based Compensation

On April 1, 2006, the Company adopted SFAS No. 123R, Share-Based Payment (“SFAS No. 123R”) and began recording compensation expense associated with share-based awards made to employees and directors based upon their grant date fair value. The Company recognizes these compensation costs on a straight-line basis over the requisite service period of the award, which ranges from zero to four years. Prior to April 1, 2006, the Company accounted for stock-based awards to employees using the intrinsic value method in accordance with Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations, and therefore no related compensation expense was recorded for awards granted with no intrinsic value. The Company elected the modified prospective transition method provided for under SFAS No. 123R, and therefore has not restated results for prior periods.

The fair value of each option award is estimated on the date of grant using the Black-Scholes option valuation model, which was the same model previously used for the pro forma information required under SFAS No. 123, using the assumptions noted in the following table. The expected life of the options is based a number of factors, including historical exercise experience, the vesting term of the award, the expected volatility of the Company’s stock and an employee’s average length of service. The expected volatility is estimated based on the historical volatility (using daily pricing) of the Company’s stock. The risk-free interest rate is determined based on a constant U.S. Treasury security rate with a contractual life that approximates the expected term of the stock options. In accordance with SFAS No. 123, the Company reduces the calculated Black-Scholes value by applying a forfeiture rate, based upon historical pre-vesting option cancellations. Estimated forfeitures will be reassessed at each balance sheet date and may change based on new facts and circumstances.

Year Ended March 31, 2007
Assumptions:
Expected volatility	72% – 76%
Risk-free interest rate	4.73% – 4.85%
Forfeitures	4%
Dividend yield	—
Expected term	2 – 4 years

As a result of the adoption of SFAS No. 123R, the Company’s net income for the year ended March 31, 2007 has been reduced by stock-based compensation expense, net of taxes, of approximately $0.2 million.

The following table reflects pro forma net income (loss) and net income (loss) per share for the years ended March 31, 2006 and 2005, under the disclosure only provisions of SFAS No. 123, as if the fair value method had been applied to all outstanding and unvested options in each period (in thousands, except per share data):

	Years Ended March 31,
	2006	2005
Net income (loss) as reported	$(6,653)	$4,582
Stock based compensation using the fair value method	(121)	(245)

Pro forma net income (loss)	$(6,774)	$4,337

Net income per common share:
Basic—as reported	$(0.12)	$0.09

Basic—pro forma	$(0.12)	$0.08

Diluted—as reported	$(0.12)	$0.08

Diluted—pro forma	$(0.12)	$0.08

Assumptions:
Expected volatility	—	79%
Risk-free interest rate	—	2.9% – 4.0%
Dividend yield	—	0.0%
Expected term	—	3 years

No options were granted during fiscal 2006. Prior to April 1, 2006, actual forfeitures were accounted for as they occurred for purposes of required pro forma stock compensation disclosures.

Comprehensive Income (Loss)

Comprehensive income (loss) consists of net income (loss) and certain changes in equity that are excluded from net income (loss). Accumulated other comprehensive income represents net unrealized gains and losses from foreign currency translation adjustments.

Reclassifications

Certain prior period amounts have been reclassified to conform to the current year presentation.

Adoption of SAB 108

In September 2006 the SEC released Staff Accounting Bulletin No. 108 (“SAB 108”), Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements, which provides interpretive guidance on the SEC’s views the process of quantifying the materiality of financial statement misstatements. Under SAB 108 registrants are required to consider both a “rollover” method which focuses primarily on the income statement impact of misstatements and the “iron curtain” method which focuses primarily on the balance sheet impact of misstatements. Prior to SAB 108, the Company evaluated misstatements under the rollover method. The transition provisions of SAB 108 permit a registrant to adjust beginning retained earnings for the cumulative effect of immaterial errors related to prior years which are material under either the iron curtain or rollover method. The Company was required to adopt SAB 108 in the current fiscal year. Upon adoption, the Company recorded (i) a decrease in accounts payable of $400,000 for excess balances, (ii) a decrease in accrued expenses of $383,000 for excess audit and 10-K filing fees, (iii) a decrease in accounts receivable allowances of $539,000 for excess sales related reserves, (iv) a decrease in goodwill and accumulated other comprehensive income (foreign currency translation adjustment) of $4,880,000 to adjust for the incorrect historical translation of the goodwill balance, and a decrease in deferred tax assets of $510,000 related to the tax effect of these four errors. These corrections resulted in a net decrease in accumulated deficit of $812,000 and a decrease in accumulated other comprehensive income of $4,880,000 to correct errors that were considered immaterial under the Company’s previous method of evaluating materiality. The first three errors arose in fiscal 2006 and the fourth error occurred from 1999 through 2006.

Recent Accounting Pronouncements

In July 2006, the Financial Accounting Standards Board issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109 (“FIN 48”), which clarifies the accounting for uncertainty in tax positions. FIN 48 prescribes a recognition threshold and measurement process for recording in the financial statements uncertain tax provisions taken or expected to be taken in a tax return. Additionally, FIN 48 provides guidance on the de-recognition, classification, accounting in interim periods and disclosure requirements for uncertain tax positions. The accounting provisions of FIN 48 will be effective for the Company beginning April 1, 2007. The Company is evaluating the impact, if any, the adoption of FIN 48 will have on its consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, which provides a single definition of fair value, a framework for measuring fair value, and expanded disclosures concerning fair value. Previously, different definitions of fair value were contained in various accounting pronouncements creating inconsistencies in measurement and disclosures. SFAS No. 157 applies under those previously issued pronouncements that prescribe fair value as the relevant measure of value, except Statement No. 123(R) and related interpretations and pronouncements that require or permit measurement similar to fair value but are not intended to measure fair value. This pronouncement is effective for fiscal years beginning after November 15, 2007. The Company does not expect the adoption of SFAS No. 157 to have a material impact on its consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—Including an Amendment of FASB Statement No. 115. This standard permits an entity to choose to measure many financial instruments and certain other items at fair value. Most of the provisions in SFAS No. 159 are elective; however, the amendment to SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities, applies to all entities with available-for-sale and trading securities. The fair value option established by SFAS No. 159 permits all entities to choose to measure eligible items at fair value at specified election dates. A business entity will report unrealized gains and losses on items for which the fair value option has been elected in earnings (or another performance indicator if the business entity does not report earnings) at each subsequent reporting date. The fair value option: (a) may be applied instrument by instrument, with a few exceptions, such as investments otherwise accounted for by the equity method; (b) is irrevocable (unless a new election date occurs); and (c) is applied only to entire instruments and not to portions of instruments. SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. At March 31, 2007 the Company had no investments in securities and the Company does not expect the adoption of SFAS No. 159 to have a material impact on its consolidated financial statements.

(3) Inventories

Inventories consist of the following (in thousands):

	March 31,
	2007	2006
Raw materials	$1,618	$1,078
Finished goods	11,186	17,312

Inventories	$12,804	$18,390

(4) Property and Equipment

Property and equipment consist of the following (in thousands):

	March 31,
	2007	2006
Molds	$3,597	$3,513
Computer equipment and software	1,859	2,236
Manufacturing and office equipment	641	580
Furniture and fixtures	247	318
Assets not yet in service	—	163
Leasehold improvements	364	418

	6,708	7,228
Less: Accumulated depreciation and amortization	(5,050)	(4,801)

Property and equipment, net	$1,658	$2,427

Depreciation and amortization expense totaled $1,152,000, $1,100,000, and $1,048,000 for the years ended March 31, 2007, 2006 and 2005, respectively.

(5) Intangible Assets and Goodwill

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

	Cost	Accumulated Amortization	2007 Net Book Value	2006 Net Book Value	Useful life (years)
Trademarks	$4,112	$2,350	$1,762	$2,350	7
Copyrights	514	428	86	188	5
Website	457	457	—	96	4

Intangible assets	$5,083	$3,235	$1,848	$2,634

Amortization of these GameShark related intangible assets is recorded as a component of cost of sales and amounted to $786,000 for the year ended March 31, 2007. For each of the years ended March 31, 2006 and 2005, annual amortization totaled $804,000.

The Company has recorded goodwill in connection with acquisitions completed in prior periods. Through March 31, 2006, goodwill was incorrectly recorded in Canadian dollars and translated into U.S. dollars at the prevailing exchange rate at the end of each reporting period. Fluctuations in the exchange rate between these two currencies at the time of translation resulted in changes to the amount of goodwill reported in the consolidated financial statements. On April 1, 2006 the Company corrected this error through a SAB 108 cumulative effect adjustment to record the goodwill at its historical value in U.S. dollars, in accordance with FAS No. 52 “Foreign Currency Translation”. As a result goodwill was reduced to $17,483,000 and accumulated other comprehensive income was reduced to $2,236,000.

(6) Bank Loan

The Company has a Credit Facility with Wachovia Capital Finance Corporation (Central) (“Wachovia”) to borrow up to $35 million under a revolving line of credit subject to the availability of eligible collateral (accounts receivable and inventories), which changes throughout the year. On October 30, 2006, the Company and Wachovia extended the term of the Credit Facility until October 30, 2009. The line of credit accrues interest on the daily outstanding balance at the U.S. prime rate plus 0.25% per annum. At March 31, 2007, the interest rate was 8.5%. The Company is also required to pay a monthly service fee of $1,000 and an unused line fee equal to 0.25% of the unused portion of the loan. Borrowings under the Credit Facility are secured by a first priority interest in the inventories, equipment, accounts receivable and investment properties of Mad Catz, Inc. (“MCI”) and by a pledge of all of the capital stock of the Company’s subsidiaries and is guaranteed by the Company. The Company is required to meet a quarterly covenant based on the Company’s net income before interest, taxes, depreciation and amortization (EBITDA). The Company was in compliance with this covenant as of March 31, 2007.

(7) Shareholders’ Equity

The Company’s stock option plan (the “Plan”) allows the Company to grant options to purchase common stock to employees, officers and directors. A maximum of six million shares of common stock may be issued pursuant to options granted under the Plan. Options granted under the Plan prior to fiscal 2007 generally expired five years from the date of grant and generally vested over a period of two years with one-third vesting immediately. During the year ended March 31, 2007, 2,880,000 options were granted to employees and officers. These options expire ten years from the date of grant, subject to shareholder approval. Without shareholder approval, these options will expire five years from the date of grant. The vesting period of the options granted during fiscal 2007 is four years for 1,357,500 of the options. The remaining 1,522,500 options vested immediately upon grant. The Company recorded stock-based compensation expense of $359,000 in connection with these options in fiscal 2007. In addition, 356,667 fully-vested options held by several of the grantees were cancelled at the time of the new option grant.

The Company’s options are denominated in Canadian dollars. For convenience, per share amounts stated below have been translated to U.S. dollars at the rate of exchange in effect at the balance sheet date. A summary of option activity for the years ended March 31, 2007, 2006 and 2005 is presented as follows:

	2007		2006		2005
	Options	Weighted average exercise price	Options	Weighted average exercise price	Options	Weighted average exercise price
Outstanding, beginning of year	2,099,333	$0.99	2,268,983	$0.98	3,291,150	$1.18
Granted	2,880,000	0.45	—		600,000	0.75
Exercised	—		—		(781,667)	0.77
Expired/cancelled	(1,373,833)	1.08	(169,650)	1.44	(840,500)	2.13

Outstanding, end of year	3,605,500	$0.54	2,099,333	$0.99	2,268,983	$0.98

Exercisable, end of year	2,248,000	$0.55	1,899,333	$1.00	1,768,467	$1.03

The following summarizes information about stock options outstanding as of March 31, 2007:

	Options outstanding			Options exercisable
Range of exercise price	Number outstanding	Weighted average remaining contractual life in years	Weighted average exercise price	Number exercisable	Weighted average exercise price
$0.40 – 0.68	2,880,000	9.5	$0.45	1,522,500	$0.40
$0.78 – 1.00	606,666	2.0	0.81	606,666	0.81
$1.13 – 1.38	118,834	0.4	1.13	118,834	1.13

	3,605,500	8.0	$0.54	2,248,000	$0.55

The weighted average remaining contractual term of options outstanding and options exercisable at March 31, 2007 was 8.0 years and 7.0 years, respectively. The aggregate intrinsic value of the Company’s fully vested options was approximately $678,000 at March 31, 2007. The total number of in-the-money stock options exercisable at March 31, 2007 was 2,089,166. As of March 31, 2007, the total unrecognized compensation cost related to unvested options was $342,000, which is expected to be recognized over a weighted-average period of 3.58 years.

The weighted average per share fair value of the options granted during the years ended March 31, 2007 and 2005 were $0.25 and $0.45, respectively. No options were granted in fiscal 2006.

At March 31, 2007, 3,926,123 shares of common stock are reserved for issuance under the Plan and 320,623 options are available for future grant.

(8) Income Taxes

Domestic and foreign income (loss) before income taxes and details of income tax expense (benefit) are as follows (in thousands):

	Years Ended March 31,
	2007	2006	2005
Income (loss) before income taxes:
Domestic (U.S.)	$3,865	$(12,516)	$5,096
Foreign	2,065	1,689	2,219

	$5,930	$(10,827)	$7,315

Income tax expense (benefit):
Current:
Federal (U.S.)	$19	$(2,402)	$2,503
State (U.S.)	20	(420)	663
Foreign	596	359	734

Total current	635	(2,463)	3,900

Deferred:
Federal (U.S.)	1,200	(1,340)	(859)
State (U.S.)	354	(481)	(179)
Foreign	36	110	(129)

Total deferred	1,590	(1,711)	(1,167)

Income tax expense (benefit)	$2,225	$(4,174)	$2,733

The difference between reported income tax expense (benefit) and the amount computed by multiplying income (loss) before income taxes by the Company’s applicable Canadian statutory tax rate of approximately 36% is reconciled as follows (in thousands):

	Years Ended March 31,
	2007	2006	2005
Income tax expense (benefit) using the Company’s Canadian statutory tax rates	$2,142	$(3,911)	$2,642
Income taxed in jurisdictions other than Canada	(263)	(608)	(346)
Temporary differences not tax-benefited	346	345	437

	$2,225	$(4,174)	$2,733

The sources of significant temporary differences that give rise to the deferred tax assets and liabilities are as follows (in thousands):

	March 31,
	2007	2006
Deferred tax assets—current:
Inventories	$701	$1,391
Accounts receivable	238	537
Deferred fees	275	553
Tax loss carryforwards	856	578
Other	88	78

Net deferred tax assets—current	$2,158	$3,137

Deferred tax assets—noncurrent:
Tax loss carryforwards	$14,620	$17,131
Property and equipment	373	368
Goodwill and intangibles	1,210	1,197
Unclaimed scientific research expenditures	248	246
Depreciation and amortization	519	290
Other	335	320

	17,305	19,552
Less valuation allowance	15,308	15,934

Net deferred tax assets—noncurrent	$1,997	$3,618

Deferred tax liabilities—current:
Federal liability on state tax loss	$51	$36
Accruals and reserves	98	515

Net deferred tax liabilities—current	$149	$551

Deferred tax liabilities—noncurrent:
Federal liability on state tax loss	$152	$276
Other	44	3

Net deferred tax liabilities—noncurrent	$196	$279

MCI has U.S. federal tax losses of approximately $4,504,000, which may be carried forward to reduce future years’ taxable income. These losses expire in 2026. The tax-effected losses are included in deferred tax assets—current and noncurrent.

MCI has U.S. federal Alternative Minimum Tax (“AMT”) credits of approximately $127,000, which may be carried forward to reduce future years’ taxable income. These credits are included in deferred tax assets—noncurrent, and have an indefinite carry over period.

MCI also has California state losses of approximately $8,302,000 which may be carried forward to reduce future years’ taxable income. These losses expire in 2017. The tax-effected losses are included in deferred tax assets—current and noncurrent.

The valuation allowance for deferred tax assets as of March 31, 2007 and 2006 was $15,308,000 and $15,934,000, respectively. The net change in the total valuation allowance for the year ended March 31, 2007 was a decrease of $626,000. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income in each tax jurisdiction during the periods in which temporary differences in those jurisdictions become deductible. Management considers the scheduled reversal of deferred liabilities, projected future taxable income, and tax planning strategies in making this assessment.

The valuation allowance is entirely attributable to deferred tax assets of Mad Catz Interactive, Inc. (“MCII”), the Canadian holding company, and its Canadian subsidiary, MCC. The components of the valuation allowance are as follows (in thousands):

	March 31,
	2007	2006
Tax loss carryforwards	$13,349	$13,996
Property and equipment	373	368
Goodwill and intangibles	1,210	1,197
Unclaimed scientific research expenditures	248	246
Other	128	127

	$15,308	$15,934

MCII is a corporate entity, which has no revenue or other income, and incurs corporate-related expenses. Taxable losses are incurred each year and MCII has a history of operating losses. MCC is a sales office, which generated a minimal pre-tax book income in the two most recent years, but has a history of losses in prior years, and is projected to generate minimal taxable income in future years. These circumstances are not anticipated to change and therefore we do not expect MCII or MCC to generate sufficient taxable income in the foreseeable future to enable either entity to utilize the tax loss carryforwards. Consequently, the realization of the deferred tax assets of MCII and MCC is unlikely, and as a result, valuation allowances are required.

With regard to all other deferred tax assets, the Company believes that it is more likely than not that the results of future operations will generate sufficient taxable income to realize the benefit, and therefore no valuation allowance has been provided for these assets.

The total capital and non-capital income tax losses of MCII and MCC as of March 31, 2007 of $13,349,000 included within the amount of the deferred tax assets—noncurrent, is based upon the total tax loss carry-forward amount in Canadian dollars of Cdn. $42,702,000, translated into U.S. dollars at the March 31, 2007 exchange rate (1 Canadian dollar = 0.86547 U.S. dollar) and tax-effected at a 36.12% estimated rate.

MCII has non-capital income tax losses of approximately Cdn. $19,024,000, which may be carried forward to reduce future years’ taxable income. These losses expire as follows (in thousands):

	Canadian $	U.S. $
2008	5,818	5,035
2009	3,512	3,039
2010	3,842	3,325
2011 to 2013	—	—
2014	2,591	2,243
2015	1,188	1,028
2016 to 2025	—	—
2026	1,095	948
2027	978	847

	$19,024	$16,465

MCC has non-capital income tax losses of approximately Cdn. $20,526,000, which may be carried forward to reduce future years’ taxable income. These losses expire as follows (in thousands):

	Canadian $	U.S. $
2008	11,378	9,847
2009	8,479	7,338
2010	59	52
2011 to 2013	—	—
2014	379	328
2015	231	200

	$20,526	$17,765

MCII also has the following net capital tax losses of approximately Cdn. $3,152,000 (U.S. $2,728,000), which are available indefinitely to offset capital gains (in thousands):

	Canadian $	U.S. $
	$3,152	$2,728

Total loss carryforwards	$42,702	$36,958
Tax-effected rate	36.12%	36.12%

Deferred tax asset—noncurrent—tax loss carryforwards	$15,424	$13,349

MCII does not record deferred income taxes on the undistributed earnings of its non-Canadian subsidiaries based upon the Company’s intention to permanently reinvest undistributed earnings. MCII may be subject to income and withholding taxes if earnings of the non-Canadian subsidiaries were distributed.

(9) Commitments and Contingencies

Leases

The Company is obligated under certain non-cancelable operating leases, primarily for warehouses and office space. Rent expense for operating leases was approximately $1,168,000, $1,159,000 and $1,033,000 for the years ended March 31, 2007, 2006 and 2005, respectively. Annual future minimum rental payments required under operating leases as of March 31, 2007 are as follows (in thousands):

Year ending March 31:
2008	$1,238
2009	882
2010	231

$2,351

Royalty and License Agreements

The Company has license agreements to utilize existing design and utility technology with its products. The Company also has royalty agreements for use of licensed trademarks and celebrity endorsements. These agreements have royalty and license fees based on different percentages of certain types of sales or a predetermined amount per unit. Royalty and license expenses were $3,537,000, $2,802,000 and $2,376,000 for the years ended March 31, 2007, 2006 and 2005, respectively. The minimum amount due under royalty and license agreements for fiscal year 2008 is approximately $398,000.

Legal Proceedings

On February 10, 2003, Electro Source, LLC (“Electro Source”) filed a complaint against MCI, and Fire International, Ltd. (“Fire”), as well as other defendants, in the Superior Court in Los Angeles County, California entitled, Electro Source, LLC v. Fire International, Ltd., et al., Case No. BC 290076. On or about November 18, 2003, Electro Source amended its complaint to add the Company as a defendant. In its amended complaint, Electro Source asserted claims against the Company and MCI alleging misappropriation of trade secrets, conspiracy to defraud, interference with contractual relationship and interference with prospective economic advantage in connection with Fire’s agreement to supply MCI with product to be marketed under the GameShark brand and for the termination of Fire’s alleged prior business relationship with Electro Source. Electro Source moved for a temporary restraining order to prevent MCI from marketing or otherwise distributing the GameShark products. After a hearing on the matter, the Court denied Electro Source’s motion and refused to enter the temporary restraining order. On February 17, 2005, MCI filed a cross-complaint against Electro Source alleging false advertising, state and federal unfair competition, libel per se, and trade libel arising out of certain advertisements and internet statements. On July 29, 2005, the Court denied the Company’s motions for summary judgment, and on August 26, 2005, the Court denied the Company’s motion for summary adjudication as to the plaintiff’s claim for intentional interference with contract. Trial in this matter was held between May 15, 2006 and June 9, 2006. On June 19, 2006, the jury rendered a verdict on MCI’s cross-complaint finding that the advertisement and other statements in question did not satisfy the legal elements of defamation. On June 21, 2006, the jury rendered a verdict finding that MCI was not liable for any alleged misappropriation of trade secrets. On June 23, 2006 the jury rendered a verdict finding that MCI was not liable for conspiracy to defraud or intentional interference with prospective economic advantage. Following the jury verdicts, the only remaining claim against MCI was a claim for interference with contract, which could not be decided because the jury deadlocked on the issue of whether a contract existed between Fire and Electro Source. The judge declared a mistrial with respect to this issue. A new trial on the issue of whether a contract existed between Electro Source and Fire, whether such contract was breached and whether MCI interfered with any such contract was scheduled for March 1, 2007. On January 31, 2007, the Company, Fire, Electro Source and all other parties to the lawsuit executed a Settlement and Mutual Releases Agreement settling all remaining claims in the matter. The

Company’s obligations under the settlement are (i) to pay to Electro Source $100,000 which was paid in February 2007; (ii) to enter into an amendment of the Company’s Exclusive Distribution Agreement with Fire extending the agreement with respect only to PlayStation 2 and Nintendo DS/DS Lite cheat code products through March 31, 2012, which amendment requires Fire to sell PlayStation 2 and Nintendo DS/DS Lite cheat code products only to the Company and requires the Company to buy such products only from Fire, with no minimum purchase requirement; and (iii) to remit to an escrow $1.50 and $1.00, respectively, of the amount the Company would otherwise be required to pay to Fire for each PlayStation 2 and Nintendo DS/DS Lite cheat code the Company purchases from Fire or a Fire affiliate.

On or about May 2, 2005, MCI was served with a lawsuit filed by Freedom Wave LLC in the United States District Court for the Central District of California entitled, Freedom Wave LLC. v. Mad Catz, Inc. et al., Case No CV5 2954NM (PLAx). The complaint alleges that certain MCI products infringe U.S. patent numbers 6,878,066 (“ ‘066 Patent”) and 6,280,327 (“ ‘327 Patent”). MCI answered, denying the allegation in the complaint. The ‘327 patent was under reexamination by the patent and trademark office, and the parties agreed that until the reexamination was complete, the case should be dismissed, without prejudice to Freedom Wave refiling its claims at a later date. The reexamination has been completed and on November 14, 2006 Freedom Wave LLC refiled the lawsuit against the Company. The parties are engaging in discovery and the case is set for trial on December 18, 2007. The Company believes its products do not infringe any valid claim of the ‘327 or ‘066 Patents and intends to vigorously defend against these claims. While the Company intends to vigorously defend this matter, there can be no guarantee that the Company will ultimately prevail or that damages will not be assessed against it. An adverse determination by the Court or jury could require payment of damages and seriously impact the Company’s revenues and its ability to continue to distribute some product.

On July 14, 2005, the Company was served with a lawsuit filed in the United States District Court for the District of Texas, Marshall Division entitled Konami Corporation v. Roxor Games, Inc., Case No. 02-05cv-173. The complaint alleged that the Company’s MC Groovz Dance Craze product violates U.S. patent number 6,410,835. On January 10, 2006, the Company received a letter from Konami Corporation asserting that Pump It Up:Exceed, which the Company distributes on behalf of Mastiff, LLC, also infringes the claims of the 6,410,835 patent and demanded that the Company cease all sales and offers to sell Pump It Up:Exceed. On October 26, 2006, the Company and Konami executed a settlement agreement under which the parties agreed that the lawsuit would be dismissed with prejudice in exchange for payments to Konami totaling $300,000. Payments commenced in October 2006 and totaled $175,000 as of March 31, 2007.

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

(10) Employee Savings Plan

MCI has an employee savings plan that permits eligible participants to make contributions by salary reduction pursuant to section 401(k) of the Internal Revenue Code. The Company matches 50% of the first 8% of compensation that is contributed by each participating employee to the plan. The Company’s contributions to the plan were $112,000, $134,000 and $114,000 for the years ended March 31, 2007, 2006 and 2005, respectively.

(11) Geographic Data

The Company’s sales are attributed to the following geographic regions (in thousands):

	2007	2006	2005
Net sales:
United States	$71,092	$72,172	$91,436
Europe	22,163	19,373	10,981
Canada	6,355	8,892	9,419
Other countries	111	331	235

	$99,721	$100,768	$112,071

Revenue is attributed to geographic regions based on the location of the customer. During the year ended March 31, 2007, two customers individually accounted for at least 10% of the Company’s gross sales, with one customer accounting for 32% and the second for 18% of the Company’s gross sales, for a combined total of 50% of consolidated gross sales. During the year ended March 31, 2006 three customers individually accounted for 28%, 21% and 11%, of the Company’s gross sales, for a combined total of 60% of consolidated gross sales. During the year ended March 31, 2005, four customers individually accounted for 29%, 18%, 12% and 11% of the Company’s gross sales, for a combined total of 70% of gross sales.

The Company’s property and equipment, goodwill and intangible assets are attributed to the following geographic regions (in thousands):

	2007	2006
Property and equipment:
United States	$1,516	$2,224
Europe	42	47
Canada	2	5
Other countries	98	151

	1,658	2,427

Goodwill and intangible assets:
United States	1,848	2,634
Europe	0	0
Canada	22,591	22,363
Other countries	0	0

	24,439	24,997

	$26,097	$27,424

(12) Quarterly Financial and Market Information (Unaudited)

	Quarter Ended
(Amounts in thousands, except per share data)	June 30	Sept. 30	Dec. 31	Mar 31
Fiscal 2007 Consolidated:
Net sales	$18,141	$25,788	$36,458	$19,334
Gross profit	3,547	5,570	10,277	5,624
Operating income (loss)	(1,156)	639	5,495	1,467
Net income (loss)	(876)	196	3,689	696
Net income (loss) per share—basic	(0.02)	0.00	0.07	0.01
Net income (loss) per share—diluted	(0.02)	0.00	0.07	0.01
Common stock price per share:
High	0.58	0.56	0.71	0.89
Low	0.35	0.30	0.47	0.57

Fiscal 2006 Consolidated:
Net sales	$14,792	$23,744	$44,989	$17,243
Gross profit	2,117	3,857	6,465	181
Operating income (loss)	(2,496)	(1,513)	(119)	(5,023)
Net income (loss)	(2,112)	(1,221)	5	(3,325)
Net income (loss) per share—basic	(0.04)	(0.02)	0.00	(0.06)
Net income (loss) per share—diluted	(0.04)	(0.02)	0.00	(0.06)
Common stock price per share:
High	1.73	1.17	0.99	0.79
Low	1.02	0.64	0.64	0.51

(13) Differences Between Accounting Principles Generally Accepted in the United States and in Canada

These consolidated financial statements have been prepared in accordance with U.S. GAAP. In certain respects, U.S. GAAP differs from Canadian GAAP. Reconciliation of net income (loss) determined in accordance with U.S. GAAP to net income (loss) determined under Canadian GAAP follows (in thousands):

	2007	2006	2005
Net income (loss), as reported	$3,705	$(6,653)	$4,582
Stock-based compensation—options grants (a)	—	(121)	(245)
Stock-based compensation—option repricing (b)	—	—	(12)
Retroactive change in accounting policy (c)	—	812	—

Net income (loss) in accordance with Canadian GAAP	$3,705	$(5,962)	$4,325

Net income per share in accordance with Canadian GAAP basic and diluted	$0.07	$(0.11)	$0.08

The areas of material difference between United States and Canadian GAAP and their impact on the consolidated financial statements of the Company are described below.

(a) Stock-Based Compensation—Option Grants

Through March 31, 2006, under U.S. GAAP, the Company accounted for its stock-based employee compensation plan using the intrinsic value method under the recognition and measurement principles of APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and related Interpretations. For purposes of Canadian GAAP, under the transitional provisions of the Canadian Institute of Chartered Accountants (CICA) Handbook Section 3870 (Section 3870), “Stock-based Compensation and Other Stock-based Payments,” the Company adopted the fair value method of accounting for stock options on a retroactive basis, with prior periods restated. As of April 1, 2006, the Company adopted SFAS 123R, according to which there are no material differences between U.S. GAAP and Canadian GAAP relating to stock-based compensation.

(b) Stock-Based Compensation—Option Repricing

Through March 31, 2006, under U.S. GAAP, the Company measures compensation using the intrinsic value method as specified by Accounting Principles Board Opinion 25. In September 2001, upon approval by the shareholders of the Company, an aggregate of 912,000 options with exercise prices ranging from Cdn. $0.94 to Cdn. $3.25 were repriced to Cdn. $0.84. An additional 100,000 options at Cdn. $2.00 were repriced to Cdn. $0.90. As of March 31, 2006, all of the repriced options had been exercised or cancelled. At March 31, 2005, the number of repriced options that had not been exercised or cancelled totaled 21,000. Under U.S. GAAP, subsequent to the repricing, these options were considered variable. Based on the March 31, 2005 share price, the Company reduced previously recorded expense by $12,000 in fiscal 2005 (initial expense of $517,000 was recognized for the year ended March 31, 2002), related to the repricing of the above noted options. Under Canadian GAAP there is no compensation expense recorded for the stock option repricing.

(c) Retroactive Change in Accounting Policy

Under U.S. GAAP, the Company recorded an adjustment to accumulated deficit at April 1, 2006 upon the adoption of SAB 108 (see Note 2—Adoption of SAB 108) which is recorded as a retroactive change in accounting policy in accordance with Canadian GAAP.

Canadian GAAP Financial Statements:

Consolidated Balance Sheets

March 31, 2007 and 2006

(in thousands of U.S. dollars)

	2007					2006
	U.S. GAAP (as reported)	Differences	Notes		Canadian GAAP	U.S. GAAP (as reported)	Differences	Notes		Canadian GAAP
Assets
Current assets:
Cash	$2,350	$—			$2,350	$1,607	$—			$1,607
Accounts receivable, net	14,405	—			14,405	12,024	539	(c	)	12,563
Other receivables	74	—			74	429	—			429
Inventories	12,804	—			12,804	18,390	—			18,390
Income taxes receivable	—	—			—	1,275	—			1,275
Deferred tax assets	2,009	—			2,009	2,586	—			2,586
Other current assets	700	—			700	1,661	—			1,661

Total current assets	32,342	—			32,342	37,972	539			38,511
Deferred tax assets	1,801	—			1,801	3,339	(510)	(c	)	2,829
Deferred financing fees	86	—			86	—	—			—
Property and equipment, net	1,658	—			1,658	2,427	—			2,427
Intangible assets, net	1,848	—			1,848	2,634	—			2,634
Goodwill	17,483	—			17,483	22,363	(4,880)	(c	)	17,483

Total assets	$55,218	$—			$55,218	$68,735	$(4,851)			$63,884

Liabilities and Shareholders’ Equity
Current liabilities:
Bank loan	$1,345	$—			$1,345	$8,581	$—			$8,581
Accounts payable	13,509	—			13,509	19,502	—			19,502
Accrued liabilities	2,653	—			2,653	3,800	(783)	(c	)	3,017
Income taxes payable	484	—			484	—	—			—

Total current liabilities	17,991	—			17,991	31,883	(783)			31,100
Shareholders’ equity:
Common stock	47,105	752	(a	)	47,857	46,746	752	(a	)	47,498
Accumulated other comprehensive income	2,615	—			2,615	7,116	(4,880)	(c	)	2,236
Accumulated deficit	(12,493)	(752)	(a	)	(13,245)	(17,010)	60	(a	)(c)	(16,950)

Total shareholders’ equity	37,227	—			37,227	36,852	(4,068)			32,784

Total liabilities and shareholders’ equity	$55,218	$—			$55,218	$68,735	$(4,851)			$63,884

Consolidated Statements of Operations

Years ended March 31, 2007, 2006 and 2005

(in thousands of U.S. dollars, except per share and share data)

	2007				2006					2005
	U.S. GAAP (as reported)	Differ- ences	Notes	Canadian GAAP	U.S. GAAP (as reported)	Differ- ences	Notes		Canadian GAAP	U.S. GAAP (as reported)	Differ- ences	Notes	Canadian GAAP
Net sales	$99,721	$—		$99,721	$100,768	$353	(c	)	$101,121	$112,071	$—		$112,071
Cost of sales	74,703	—		74,703	88,147	(400)	(c	)	87,747	85,225	—		85,225

Gross profit	25,018	—		25,018	12,621	753			13,374	26,846	—		26,846
Operating expenses:											—
Sales and marketing	8,923	—		8,923	12,252	(186)	(c	)	12,066	10,053	—		10,053
General and administrative	8,244	—		8,244	7,915	(262)	(a	)(c)	7,653	6,998	257	(a)(b)	7,255
Research and development	1,406	—		1,405	1,605	—			1,605	897	—		897

Total operating expenses	18,573	—		18,573	21,772	(448)			21,324	17,948	257		18,205

Operating income (loss)	6,445	—		6,445	(9,151)	1,201			(7,950)	8,898	(257)		8,641
Interest expense, net	(1,109)	—		(1,109)	(1,395)	—			(1,395)	(1,203)	—		(1,203)
Foreign exchange gain (loss), net	256	—		256	(765)	—			(765)	(582)	—		(582)
Other income	338	—		338	484	—			484	202	—		202

Income (loss) before income taxes	5,930	—		5,930	(10,827)	1,201			(9,626)	7,315	(257)		7,058
Provision for income taxes	(2,225)	—		(2,225)	4,174	(510)	(c	)	3,664	(2,733)	—		(2,733)

Net income (loss)	$3,705	$—		$3,705	$(6,653)	$691			$(5,962)	$4,582	$(257)		$4,325

Net income (loss) per share:
Basic	$0.07	$—		$0.07	$(0.12)	$0.01			$(0.11)	$0.09	$(0.01)		$0.08

Diluted	$0.07	$—		$0.07	$(0.12)	$0.01			$(0.11)	$0.08	$—		$0.08

Number of shares used in per share computations:
Basic	54,244,383	—		54,244,383	54,244,383	—			54,244,383	53,506,289	—		53,506,289

Diluted	55,036,591	—		55,036,591	54,244,383	—			54,244,383	54,481,162	—		54,481,162

Consolidated Statements of Cash Flows

Years ended March 31, 2007, 2006 and 2005

(in thousands of U.S. dollars)

	2007			2006			2005
	U.S. GAAP (as reported)	Differ- ences	Canadian GAAP	U.S. GAAP (as reported)	Differ- ences	Canadian GAAP	U.S. GAAP (as reported)	Differ- ences	Canadian GAAP
Cash flows from operating activities:
Net income (loss)	$3,705	$—	$3,705	$(6,653)	$691	$(5,962)	$4,582	$(257)	$4,325
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	1,938	—	1,938	1,904	—	1,904	1,852	—	1,852
Amortization of deferred financing fees	8	—	8	—	—	—	—	—	—
(Gain) loss on sale and disposals of property and equipment	2	—	2	(5)	—	(5)	41	—	41
Tax benefit of stock options exercised	—	—	—	—	—	—	117	—	117
Stock-based compensation	359	—	359	—	121	121	(12)	257	245
Foreign exchange (gains) losses	(256)	—	(256)	765	—	765	582	—	582
Provision (benefit) for deferred income taxes	1,592	—	1,592	(1,711)	510	(1,201)	(1,167)	—	(1,167)
Changes in operating assets and liabilities:
Accounts receivable	(1,366)	—	(1,366)	5,334	(539)	4,795	(824)	—	(824)
Other receivables	355	—	355	1,375	—	1,375	(1,356)	—	(1,356)
Inventories	5,973	—	5,973	8,318	—	8,318	(9,970)	—	(9,970)
Other current assets	973	—	973	(766)	—	(766)	602	—	602
Accounts payable	(6,071)	—	(6,071)	360	—	360	7,968	—	7,968
Accrued liabilities	(517)	—	(517)	412	(783)	(371)	908	—	908
Income taxes receivable/payable	1,746	—	1,746	(2,765)	—	(2,765)	514	—	514

Net cash provided by operating activities	8,441	—	8,441	6,568	—	6,568	3,837	—	3,837

Cash flows from investing activities—purchases of property and equipment	(385)	—	(385)	(1,703)	—	(1,703)	(1,402)	—	(1,402)

Cash flows from financing activities:
Repayment of bank loan	(7,236)	—	(7,236)	(3,519)	—	(3,519)	(3,082)	—	(3,082)
Payment of financing fees	(94)	—	(94)	—	—	—	—	—	—
Proceeds from issuance of common stock	—	—	—	—	—	—	558	—	558

Net cash used in financing activities	(7,330)	—	(7,330)	(3,519)	—	(3,519)	(2,524)	—	(2,524)

Effects of foreign exchange on cash	17	—	17	(824)	—	(824)	(554)	—	(554)

Net increase (decrease) in cash	743	—	743	522	—	522	(643)	—	(643)
Cash, beginning of year	1,607	—	1,607	1,085	—	1,085	1,728	—	1,728

Cash, end of year	$2,350	$—	$2,350	$1,607	$—	$1,607	$1,085	$—	$1,085

Supplemental cash flow information:
Income taxes paid	$186	$—	$186	$270	$—	$270	$3,613	$—	$3,613

Interest paid	$1,148	$—	$1,148	$1,407	$—	$1,407	$1,094	$—	$1,094

SCHEDULE II

Mad Catz Interactive, Inc.

Valuation and Qualifying Accounts

Years Ended March 31, 2007, 2006 and 2005

(in thousands of U.S. dollars)

	Additions
Description	Balance at Beginning of Period	Revenue Reductions (A)	Expenses and Other Costs (B)	Deductions (C)	Balance at End of Period
Year Ended March 31, 2007
Allowance for Doubtful Accounts, Cooperative Advertising, Price Protection and Sales Returns	$(5,198)	$(5,426)	$(2,511)	$9,552	$(3,583)
Year Ended March 31, 2006
Allowance for Doubtful Accounts, Cooperative Advertising, Price Protection and Sales Returns	$(6,329)	$(10,017)	$(5,742)	$16,890	$(5,198)
Year Ended March 31, 2005
Allowance for Doubtful Accounts, Cooperative Advertising, Price Protection and Sales Returns	$(5,971)	$(13,525)	$(4,337)	$17,504	$(6,329)

(A)	Includes increases in allowances for sales returns, price protection and other sales allowances including volume discounts.
(B)	Includes increases in allowances for doubtful accounts and cooperative advertising. Amounts reflect the translation effect of using the average exchange rate for expense items and the year-end exchange rate for the balance sheet item (allowance account).
(C)	Includes actual write-offs of uncollectible accounts receivable, sales returns and price protection credits issued, net of recoveries and the reversal of unused cooperative advertising funds.

See accompanying report of independent registered public accounting firm.