Form 10-K/A
period 2007-03-31
MAD CATZ INTERACTIVE INC
filed 2007-07-30
CIK 1088162

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

Amendment No. 1

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

There were 54,873,549 shares of the registrant’s common stock issued and outstanding as of July 30, 2007.

EXPLANATORY NOTE: This Amendment No. 1 on Form 10-K/A (“Amendment No. 1”) amends the Annual Report on Form 10-K of Mad Catz Interactive, Inc. (the “Company”), as filed by the Company on June 29, 2007 (the “Original Filing”), and is being filed solely to replace Part III, Item 10 through Item 14 and to update Item 15. Except as otherwise stated herein, no other information contained in the Original Filing has been updated by this Amendment No. 1. All of the information in this Amendment No. 1 does not modify or update disclosures in the Original Filing (including the exhibits to the Original Filing, except for the updated Exhibits 31.1 and 31.2) other than as set forth herein.

This Amendment No. 1 should be read in conjunction with our periodic filings made with the Securities and Exchange Commission, or the SEC, subsequent to the date of the Original Filing, including any amendments to those filings, as well as any Current Reports filed on Form 8-K subsequent to the date of the Original Filing. In addition, in accordance with applicable rules and regulations promulgated by the SEC, this Form 10-K/A includes updated certifications from our Chief Executive Officer and Chief Financial Officer as Exhibits 31.1 and 31.2.

Page

Explanatory Note	2

PART III

10. Directors, Executive Officers and Corporate Governance	3

11. Executive Compensation	6

12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	14

13. Certain Relationships and Related Transactions, Director Independence	15

14. Principal Accounting Fees and Services	16

PART IV

15. Exhibits, Financial Statement Schedules	17

Signatures	18

EX-31.1

EX-31.2

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Executive Officers and Directors

The following table sets forth as of July 30, 2007 certain information regarding each person who serves as a director of the Company, including the name, age and position of each director as well as the date each became a director of the Company:

Name	Position	Age	Director Since
Geofrey Myers (2)	Chairman of the Board, Secretary	56	2005
Darren Richardson	President, Chief Executive Officer and Director	46	2005
Thomas R. Brown (1)	Director	56	2006
Robert J. Molyneux (1)(2)	Director	52	2006
William Woodward (1)(2)	Director	47	2006

(1)	Member of the Audit Committee.
(2)	Member of the Compensation and Corporate Governance Committee.

The following table sets forth as of July 30, 2007 the name, age and position of each person who serves as an executive officer of the Company:

Name	Position	Age
Darren Richardson	President, Chief Executive Officer and Director of Mad Catz Interactive, Inc. and Mad Catz, Inc.	46
Stewart Halpern	Chief Financial Officer of Mad Catz Interactive, Inc. and Mad Catz, Inc.	50
Whitney Peterson	Vice President Corporate Development and General Counsel of Mad Catz, Inc.	42
Jon Middleton	Vice President Business Development of Mad Catz, Inc.	35

Geofrey Myers

Mr. Myers has been a director of the Company since September 2005 and was appointed Chairman of the Board in June 2006. Mr. Myers has been a partner in the law firm of Lang Michener LLP since 1984 and is the Chair of Lang Michener’s Corporate Finance/Securities Law Group and Natural Resources & Mining Law Group. Mr. Myers holds a Masters of Science degree and a Juris Doctor degree from the University of Toronto.

Darren Richardson

Mr. Richardson has been President and Chief Executive Officer of the Company since April 1, 2004, and a director of the Company since 2005. Prior to his appointment as President and Chief Executive Officer, Mr. Richardson served as Executive Vice President of the Company since October 1997 and as President and Chief Operating Officer of Mad Catz, Inc. since September 1999. Mr. Richardson served in several senior management capacities with Games Trader from 1997 until 1999, including Chief Operating Officer, and Vice President of Business Development, responsible for sales and marketing with a focus on new account development. He holds a Master of Business Administration degree from Trinity College, Dublin, and a Bachelor of Commerce degree from the University of Wollongong, Australia.

Thomas R. Brown

Mr. Brown has been a director of the Company since May 2006. Mr. Brown serves as President, Chief Executive Officer and director of American Technology Corporation, a leading innovator of highly intelligible, clear directed acoustic solutions, a position he has held since September 2006. Previously, he served as President of Brown Thompson Executive Search, a financial executive search firm, since April 2005. From April 2001 to September 2004, Mr. Brown was Executive Vice President and Deputy President of the Information Technology division of Sony Electronics, where he was responsible for supply chain operations including Information Technology, Procurement, North American Manufacturing Operations and Finance. He continued to consult with Sony Electronics on its ERP implementation from September 2004 to January 2005. From April 2000 to September 2004, Mr. Brown was concurrently the Executive Vice President and President of Information Technology Division for Sony Electronics, where he was responsible for establishing the North American personal computer division. Mr. Brown is currently a director of American Technology Corporation. Mr. Brown holds a Bachelor of Arts degree in Economics from Rutgers University. Mr. Brown is also a certified public accountant.

Robert J. Molyneux

Mr. Molyneux has been a Director of the Company since June 2006. Mr. Molyneux has been a principal in Imperial Capital Corporation, a private equity buy-out firm based in Toronto, Canada, since September 2004. Previously, Mr. Molyneux was President of Ravenna Capital Corporation, a private merchant banking firm he founded in 1992. Mr. Molyneux holds an Honours Bachelor of Business Administration degree from Wilfrid Laurier University. Mr. Molyneux is also a chartered accountant.

William Woodward

Mr. Woodward has been a Director of the Company since June 2006. Mr. Woodward has been the Managing Director and a founder of Anthem Venture Partners since 2000. Prior to founding Anthem Venture Partners, Mr. Woodward was a Managing Director of Avalon Investments, an early-stage technology venture capital firm. Mr. Woodward has founded numerous technology companies, including Paracomp, which later became MacroMedia, Inc., the largest multimedia software company in the world at its initial public offering, and Pulse Entertainment, the world’s leading 3D animation engine and tools company for mobile communications. Mr. Woodward sits on the board of directors of several private companies, including Axiom Microdevices, Solarflare, Buzznet, Wavestream and Planet A.T.E., and is Chairman of the Board of Pulse Entertainment.

Stewart Halpern

Mr. Halpern has been Chief Financial Officer of the Company since January 2007. Prior to joining the Company, Mr. Halpern served as Head of Finance of Rockstar Games, a division of Take Two Interactive Software, Inc., a publicly traded videogame publisher, since 2005. Prior to his service with Rockstar Games, from 2002 to 2005, Mr. Halpern was Managing Director, Entertainment Equity Research at RBC Capital Markets, where he covered the videogame and entertainment industries. In addition, Mr. Halpern has held sell-side research positions at Banc of America Securities and ING Barings Furman Selz LLC, and, previously served for eight years in the investment banking department at Credit Suisse First Boston. Mr. Halpern also served for three years as the Chief Financial Officer of Rush Communications. Mr. Halpern earned a Bachelor of Science in Administrative Sciences from Yale College. He also earned a Masters of Public and Private Management degree from Yale School of Management.

Whitney Peterson

Mr. Peterson has been Vice President Corporate Development and General Counsel for Mad Catz, Inc. since July 1998. Prior to joining Mad Catz, Inc., Mr. Peterson spent seven years working at the international law firm of Latham & Watkins, where he represented and consulted with numerous Fortune 500 companies. Mr. Peterson received his law degree from the J. Rueben Clark School of Law at Brigham Young University, where he graduated Magna Cum Laude. Mr. Peterson also served as an Articles Editor on the BYU Law Review in which he was published. Following law school, Mr. Peterson clerked for the Honorable Bruce S. Jenkins, Chief Judge of the Federal District Court in Utah.

Jon Middleton

Mr. Middleton has been Vice President Business Development for Mad Catz, Inc. since April 2004. Prior to joining MCI, Mr. Middleton was founder and Chief Executive Officer of Eight Cylinders, Inc., a videogame developer and broadband tools designer which was acquired by On2 Technologies in 2000. At On2 Technologies, Mr. Middleton led all international business development. Prior to founding Eight Cylinders, Mr. Middleton led business development and game publishing activities for Pulse Entertainment, a PC games publisher. Mr. Middleton graduated from Boston College with dual Bachelors’ of English and Communication.

There are no family relationships among any executive officers or directors of the Company.

Audit Committee

The Audit Committee of the Board of Directors was established in accordance with requirements of Section 3(a)(58)(A) of the Securities Exchange Act of 1934 and Multilateral Instrument 52-110—Audit Committees. The Audit Committee selects and engages the Company’s independent auditors, reviews the scope of audit engagements, reviews comment letters of such auditors and management’s response thereto, approves professional services provided by such auditors, reviews the independence of such auditors, reviews any major accounting changes made or contemplated, considers the range of audit and non-audit fees, reviews the adequacy of the Company’s internal accounting controls and annually reviews its charter and submits any recommended changes to the Board for its consideration. The Audit Committee consists of three members: Thomas R. Brown (Chairman), Robert Molyneux and William Woodward. The Board has determined that each member of the Audit Committee is “independent” and meets the financial literacy requirements of the AMEX listing standards, that each member of the Audit Committee meets the enhanced independence standards established by the United States Securities and Exchange Commission (“SEC”) and that Mr. Brown qualifies as an “audit committee financial expert” as that term is defined in the rules and regulations established by the SEC. The Audit Committee held four meetings in fiscal year 2007.

Shareholder Nominations of Directors

The Compensation and Corporate Governance Committee may from time to time consider qualified nominees recommended by shareholders, who may submit recommendations to the Compensation and Corporate Governance Committee through a written notice to the Company’s Corporate Secretary at the principal executive offices of the Company, 7480 Mission Valley Road, Suite 101, San Diego, California within the time frames required by the Company’s bylaws and applicable law. Nominees for director who are recommended by shareholders will be evaluated in the same manner as any other nominee for director.

Section 16(a) Beneficial Ownership Reporting Compliance

Each director, executive officer of the Company, and person who owns more than 10% of a registered class of the Company’s equity securities is required by Section 16(a) of the Securities Exchange Act of 1934 to report to the Securities and Exchange Commission (the “SEC”) his or her transactions in the Company’s securities. Regulations promulgated by the SEC require the Company to disclose in this Management Proxy Circular and Proxy Statement any reporting violations with respect to the 2007 fiscal year, which came to the Company’s attention based on a review of the applicable filings required by the SEC to report such status as an officer or director or such changes in beneficial ownership as submitted to the Company. These statements are based solely on a review of the copies of such reports furnished to the Company by its officers, directors and security holders and a representation that such reports accurately reflect all reportable transactions as holdings. Other than Form 4s for each of our officers and directors for option grants that should have been filed on or before September 22, 2006, which were actually filed on October 5, 2006 and October 10, 2006, we believe that our directors and executive officers, and persons who beneficially own more than 10% of a registered class of our equity securities, have complied with all filing requirements of Section 16(a) for fiscal year 2007 applicable to such persons.

Code of Ethics

The Company’s Board has adopted a formal mandate outlining its responsibilities. The Directors’ Code of Conduct and the Code of Conduct for the Company’s employees have also been implemented. The mandate and the codes of conduct are available on the Company’s website at www.madcatz.com. The Company intends to satisfy the disclosure requirement under Form 8-K regarding (1) any amendments to its Codes of Conduct, or (2) any waivers under its Codes of Conduct relating to the Chief Executive Officer and Chief Financial Officer by posting such information on our website at www.madcatz.com.

Item 11.	Executive Compensation.

Compensation Discussion and Analysis

Objectives and Overview

The Company seeks to provide total compensation to its executive officers that is commensurate with responsibilities and competitive in terms of total potential value, and that is tailored to the unique characteristics of the Company, in order to create an executive compensation program that adequately rewards executive officers for their roles in creating value for the Company’s stockholders. In the video game and entertainment accessory and software industry, where the Company competes for talent, base salary, annual cash bonuses, long-term equity compensation and employee perquisites are significant components of a competitive executive compensation program. The Company intends to be competitive with other similarly situated companies in its industry to permit it to attract and retain individuals with the skills necessary for the Company to execute its business plan.

In structuring its compensation program for executive officers, including the named executive officers who appear in the compensation tables following this Compensation Discussion and Analysis, the Company’s fundamental objectives are to:

•	Attract and retain talented executive officers who can contribute to the achievement of the Company’s goals, most notably, the increase in shareholder value;

•	Align the interests of the Company’s executive officers with the near, medium and long-term goals of the Company and the Company’s shareholders, employees and other stakeholders;

•	Focus executives on achievement of the Company’s goals in a manner that fosters team performance and team focus;

•	Reward superior performance by the Company as a whole, and to a lesser extent superior individual performance; and

•	Accomplish these objectives effectively while managing the total cost of the Company’s executive compensation plan.

To accomplish these objectives the Company employs two overarching principles in structuring its executive compensation. First, the Company believes that a significant portion of an executive’s overall compensation opportunity should be at risk and based upon the performance of the Company. As a result, if the Company fails to achieve its financial goals, and/or if the Company’s share price does not increase, significant portions of the total executive compensation package are not realized. The Company implements this principle by using variable elements, such as performance-based cash bonuses and equity incentive awards, as a significant portion of the total executive compensation package. Second, in structuring the performance-based elements of its compensation program, the Company seeks predominantly to reward overall performance by the Company, and only to a lesser extent, to reward individual executive performance. The Company believes this is appropriate to foster an environment of team work and to maximize the performance of the Company as a whole, as opposed to individuals within the Company. As a result, two significant variable components of executive compensation, namely management bonus plan awards and equity incentive awards, are most heavily weighted to Company goals and Company performance. The bonus plan rewards achievement of stated Company financial metrics, with individual performance playing a smaller role. Equity awards are intended to align the incentives of the recipients with those of the Company’s shareholders.

Designing the Executive Compensation Program

The Company’s executive compensation program is designed and implemented principally by the Compensation and Corporate Governance Committee with input from a number of sources, including the full Board, the Company’s Chief Executive Officer and such additional compensation information as the Compensation and Corporate Governance Committee deem appropriate. The Compensation and Corporate Governance Committee does not delegate, to management or any other parties, its duties to review the Company’s executive compensation program, which it reviews annually.

In determining compensation for executive officers, the Compensation and Corporate Governance Committee annually reviews information which it deems relevant. The Compensation and Corporate Governance Committee also evaluates the Company’s performance and generally determines whether the compensation elements and levels that it provides to its executive officers are appropriate relative to their counterparts, in light of each executive officer’s individual contribution to the Company’s performance. The Compensation and Corporate Governance Committee does not believe that it is appropriate to establish compensation levels based on compensation provided by other companies. Instead, the Compensation and Corporate Governance Committee relies upon its judgment in making compensation decisions, after reviewing the performance of the Company and carefully evaluating each executive officer’s individual performance and the Company’s performance during the year.

The Compensation and Corporate Governance Committee directly determines the compensation package provided to the Chief Executive Officer based on the Chief Executive Officer’s individual performance and the performance of the Company, receiving input as it deems appropriate. In addition to being reviewed and approved by the Compensation and Corporate Governance Committee, the compensation package for the Company’s Chief Executive Officer is reviewed and approved by the full Board, other than the Company’s Chief Executive Officer. For named executive officers other than the Chief Executive Officer, as well as for the Company’s other executive officers, the Company’s Chief Executive Officer makes recommendations for each individual’s compensation package to the Compensation and Corporate Governance Committee. In making these recommendations the Chief Executive Officer considers the individual’s performance, the individual’s contribution to Company performance and input from the Company’s Human Resources Department. The Compensation and Corporate Governance Committee discusses these recommendations with the Chief Executive Officer. The Committee further reviews and discusses these recommendations in executive session without any members of management present.

Elements of Executive Compensation

The Company seeks to achieve the objectives of its executive compensation program through a mix of cash and equity compensation, plus appropriate health, welfare and other benefits. The specific elements of executive compensation are described below:

Base Salary. The Company provides base salary to provide a stable annual salary at a level consistent with what it believes to be approximately the middle of the range of the “market rate” for the functions performed for companies with characteristics similar to those of the Company. Base salary for executive officers, including the Company’s Chief Executive Officer, is determined on the date of hire, and evaluated annually thereafter or on any material change of duties, position, or in the market for compensation of such executive officers. In determining base salary for executive officers, the Compensation and Corporate Governance Committee considers individual and Company performance, potential of the executive officer to contribute to the long-term success of the Company, scope of responsibilities, experience and competitive salary practices.

Annual Cash Bonuses. In addition to base salary, a substantial portion of total potential compensation for executive officers may be provided through the opportunity to earn annual cash bonuses. Annual performance bonuses are intended to motivate executives to achieve the Company’s short-term goals, and are directly tied to meeting one or more pre-established company financial goals and on individual executive performance. Cash bonus award payments are based upon the degree of success in meeting these goals. In June 2007, the Compensation and Corporate Governance Committee adopted a bonus award program for executive officers and employees based upon achievement of total Company financial performance goals and individual performance objectives. For executives that report to our Chief Executive Officer 75% of each executive’s target bonus potential is based on the total company performance goals and 25% is based on individual performance goals. In December 2006, the Board approved bonus awards to the executive officers based on expected fiscal year 2007 Company performance. The bonuses were increased in June 2007 to reward and reflect the substantial improvement in the Company’s 2007 performance against prior year results and expectations.

Long-Term Incentive Compensation. Long-term incentive compensation generally includes awards granted under the Company’s stock option plan. Stock options are the only awards available for grant under the Company’s stock option plan. The objective of equity compensation awards is to align executive officers’ interests with the longer term interests of shareholders. These awards, which are at risk and dependent on the creation of incremental shareholder value over several years, represent a portion of the total compensation opportunity provided for the executive officers. Award sizes are based on level of responsibility, the individual’s potential to make significant contributions to the Company, individual performance, and award levels at other similar companies.

Other Benefits Programs. The Company’s executive compensation program also includes what it believes to be competitive benefits plans and programs, including a 401(k) savings plan and health and welfare benefits, such as medical, dental, vision care and life insurance benefits. In addition, from time to time, the Company provides executive officers with perquisites and other personal benefits that it and the Compensation and Corporate Governance Committee believe are reasonable and consistent with its overall compensation philosophy to enable the Company to attract and retain the services of high-quality executive officers. The Compensation Committee periodically reviews the types and levels of perquisites that are provided to executive officers. Mr. Richardson is also provided a car allowance.

Severance Benefits. Upon termination of employment, most of our executive officers are entitled to receive severance payments under employment agreements or offer letters. In determining whether to approve and setting the terms of such severance arrangements, the Compensation and Corporate Governance Committee recognizes that executives, especially highly ranking executives, often face challenges securing new employment following termination. In addition, severance benefits are a component of compensation packages that are competitive with those of the Company’s competitors. The Compensation and Corporate Governance Committee reviews and determines the severance benefits provided to executive officers in connection with reviewing employment agreements and offer letters. Information regarding the severance benefits to which our named executive officers are eligible is provided under the heading “Employment Agreements; Potential Payments Upon Termination or Change-in-Control” below.

Section 162(m) Treatment Regarding Performance-Based Equity Awards

Under Section 162(m) of the Internal Revenue Code of 1986, as amended, a public company is generally denied deductions for compensation paid to the chief executive officer and the next four most highly compensated executive officers to the extent the compensation for any such individual exceeds one million dollars for the taxable year. The Company’s executive compensation programs are designed to preserve the deductibility of compensation payable to executive officers, although deductibility will be only one among a number of factors considered in determining appropriate levels or types of compensation.

Conclusion

With compensation based on annual base salary, performance-based bonuses, long term equity incentives and employee perquisites and severance arrangements, the Company seeks to achieve its executive compensation goals with a plan that is designed to be simple, clear and understandable to employees and investors, and without the more complex types of compensation practices used by some companies. No loans or loan policy exists with respect to executive officers. There are no deferred compensation programs in effect aside from the qualified Section 401(k) plan and no Supplemental Executive Retirement Plan or similar plans exist for executive officers. While future events may dictate the addition of different or additional compensation methods, there is no present plan to change the simple compensation policy now in effect.

Compensation and Corporate Governance Committee Report

The Compensation and Corporate Governance Committee has reviewed and discussed the Compensation Discussion and Analysis included in this Proxy Statement with management. Based on such review and discussions, the Compensation and Corporate Governance Committee recommended to the Board that the Compensation Discussion and Analysis be included in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2007 and in the Company’s Proxy Statement for the 2007 Annual and Special Meeting of Shareholders.

The Compensation Committee

Geofrey Myers, Chair

Robert J. Molyneux

William Woodward

Summary Compensation Table

The table below summarizes the total compensation paid or earned by the Company’s Chief Executive Officer, Chief Financial Officer and each of its three other most highly compensated executive officers, the named executive officers, for the fiscal year ended March 31, 2007.

Name and Principal Position	Year	Salary	Bonus (1)		Option Awards (2)	All Other Compensation		Total
Darren Richardson	2007	$373,557	$225,000		$122,274	$16,500	(3)	$737,331
President, Chief Executive Officer and Director

Stewart Halpern (4)	2007	42,404	22,500		5,148	25,346	(5)	95,398
Chief Financial Officer

Whitney Peterson	2007	209,327	126,000		60,770	—		369,097
Vice President and General Counsel

Jon Middleton	2007	199,519	145,000	(6)	23,208	—		367,727
Vice President—Business Development

Cyril Talbot III (7)	2007	108,963	—		—	—		108,963
Former Chief Financial Officer

Warren Cook (8)	2007	200,000	50,000		26,814	14,950	(3)	291,764
Former Senior Vice President

(1)	Represents bonuses approved by the Board of Directors and paid in the first quarter of fiscal 2008 relating to the performance of the Company in fiscal 2007.
(2)	The amounts in this column reflect the dollar amount recognized for financial statement reporting purposes for the fiscal year ended March 31, 2007, in accordance with SFAS 123R. Assumptions used in the calculation of these amounts are included in footnote 1 to our audited financial statements for the fiscal year ended March 31, 2007, included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on June 29, 2007.
(3)	Includes amounts related to auto allowances and 401(k) employer matches.
(4)	Mr. Halpern joined the Company in January 2007. The salary amount represents salary actually earned by Mr. Halpern during fiscal year 2007, based on an annual rate of $225,000.
(5)	This amount includes a $25,000 relocation allowance paid to Mr. Halpern in accordance with his employment agreement, effective December 20, 2006.
(6)	Also includes a $25,000 bonus earned by Mr. Middleton’s in fiscal 2006 that was paid in fiscal 2007.
(7)	Mr. Talbot resigned from the Company in August 2006. The salary amount represents salary actually earned by Mr. Talbot prior to his resignation.
(8)	Mr. Cook resigned from the Company in June 2007.

Grant of Plan-Based Awards

The following table contains information regarding options granted during the fiscal year ended March 31, 2007 to the Company’s named executive officers.

Name	Grant Date	All Other Stock Awards: Number of Shares of Stock or Units	All Other Option Awards: Number of Securities Underlying Options	Exercise or Base Price of Option Awards(1)		Grant Date Fair Value of Stock Option Awards
Darren Richardson	9/20/06	—	500,000	C$	0.46	105,000
	10/13/06	—	500,000		0.56	132,240
Stewart Halpern	1/16/07	—	220,000		0.78	82,368
Warren Cook	9/20/06	—	100,000		0.46	21,000
	10/13/06	—	175,000		0.56	42,800
Whitney Peterson	9/20/06	—	260,000		0.46	54,600
	10/13/06	—	175,000		0.56	48,144
Jon Middleton	9/20/06	—	100,000		0.46	17,000
	10/13/06	—	175,000		0.56	48,720

(1)	Exercise prices are stated in Canadian Dollars.

Outstanding Equity Awards At Fiscal Year-End

The following table contains information regarding unexercised options for each named executive officer outstanding as of March 31, 2007.

	Option Awards
	Number of Securities Underlying Unexercised Options	Number of Securities Underlying Unexercised Options	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options	Option Exercise Price		Option Expiration Date
Name	Exercisable	Unexercisable
Darren Richardson	500,000	—	—	C$	0.92	04/01/2009
	500,000	—	—		0.46	09/20/2011
	—	500,000	—		0.56	10/13/2011
Stewart Halpern	—	220,000	—		0.78	01/16/2012
Warren Cook	100,000	—	—		0.46	09/20/2011
		175,000	—		0.56	10/13/2011
Whitney Peterson	260,000	—	—		0.46	09/20/2011
	—	175,000	—		0.56	10/13/2011
Jon Middleton	—	175,000	—		0.56	10/13/2011
	100,000	—	—		0.46	09/20/2011
	66,666	—	—		0.90	06/08/2009

(1)	Exercise prices are stated in Canadian Dollars.

Compensation of Directors

The following table shows all the fees earned or cash paid by the Company during the fiscal year ended March 31, 2007 to the Company’s non-employee directors. No option and restricted stock awards, long-term incentive plan payouts or other types of payments, other than the amount identified in the chart below, were paid to these directors during the fiscal year ended March 31, 2007.

Name	Fees Earned or Paid in Cash	Option Awards (1)	All Other Compensation	Total
Geofrey Myers	$80,000	$26,250	—	$106,250
Thomas R. Brown	56,118	26,250	—	82,368
Robert J. Molyneux	39,448	26,250	—	65,698
William Woodward	38,146	26,250	—	64,396
Patrick Brigham	13,022	—	—	13,022
Andrew Redmond	13,022	—	—	13,022
Donald Lenz	15,000	—	—	15,000

(1)	The amounts in this column reflect the dollar amount recognized for financial statement reporting purposes for the fiscal year ended March 31, 2007, in accordance with SFAS 123R. Assumptions used in the calculation of these amounts are included in footnote 1 to our audited financial statements for the fiscal year ended March 31, 2007, included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on June 29, 2007.

The Company’s non-employee directors receive the following compensation for board service: $35,000 annual retainer; $20,000 additional annual retainer to the Chairman of the Board; $10,000 additional annual retainer to the Audit Committee chair; and $5,000 additional annual retainer to the Compensation and Corporate Governance Committee chair. In addition, non-employee directors receive $2,500 for each Board meeting attended in person, $500 for each Board meeting attended by telephone that is shorter than 2 hours and $1,000 for each Board meeting attended by telephone that is longer than 2 hours. Members of the Audit Committee also receive $1,500 for each committee meeting attended and members of the Compensation and Corporate Governance Committee receive $1,000 for each committee meeting attended. Non-employee directors also receive an annual option grant of 50,000 shares of common stock.

Employment Contracts; Potential Payments Upon Termination or Change-in-Control

Certain of the Company’s executive officers whose compensation is required to be reported in the Summary Compensation Table are parties to written employment agreements with the Company. Among other things, these employment agreements contain severance and other provisions that will provide for payments to the executive officer following termination of employment with the Company. A summary of the employment agreements with our executive officers follows:

Darren Richardson

The Company is party to an employment agreement with Mr. Richardson, pursuant to which Mr. Richardson serves as President and Chief Executive Officer of the Company. Under the terms of the amended employment agreement, Mr. Richardson’s annual base salary is currently $387,375. The agreement provides for a three-year term and thereafter automatically renews for successive one-year periods unless either party gives prior notice of termination. The agreement has been extended for a one-year period. If, during the term of the agreement, there is a termination of employment without cause or in certain other specified circumstances, Mr. Richardson will be entitled to receive one year’s salary. These specified circumstances include where there has occurred a change of control in the Company or its wholly owned subsidiary Mad Catz, Inc.

Stewart Halpern

The Company is party to an employment agreement with Stewart Halpern, pursuant to which Mr. Halpern serves as Chief Financial Officer of Mad Catz, Inc. Under the terms of the employment agreement, Mr. Halpern’s annual base salary is currently $251,856. The agreement provides for a three-year term and thereafter automatically renews for successive one-year periods unless either party gives prior notice of termination. If, during the term of the agreement, there is a termination of employment either without cause or in certain other specified circumstances, Mr. Halpern will be entitled to receive one year’s salary. These specified circumstances include where there has occurred a change of control in Mad Catz Interactive, Inc. or its subsidiary Mad Catz, Inc.

Whitney Peterson

The Company is a party to an employment agreement with Whitney Peterson, pursuant to which Mr. Peterson serves as Vice President Corporate Development and General Counsel of Mad Catz, Inc. Under the terms of the employment agreement, Mr. Peterson’s annual base salary is currently $216,930. The agreement provides for a three-year term and thereafter automatically renews for successive one-year periods unless either party gives prior notice of termination. If, during the term of the agreement, there is a termination of employment either without cause or in certain other specified circumstances, Mr. Peterson will be entitled to receive one year’s salary. These specified circumstances include where there has occurred a change of control in Mad Catz Interactive, Inc. or its subsidiary Mad Catz, Inc.

Jon Middleton

The Company is a party to an employment agreement with Jon Middleton, pursuant to which Mr. Middleton serves as Vice President Business Development of Mad Catz, Inc. Under the terms of the employment agreement, Mr. Middleton’s annual base salary is currently $206,600. The agreement provides for a three-year term and thereafter automatically renews for successive one-year periods unless either party gives prior notice of termination. If, during the term of the agreement, there is a termination of employment either without cause or in certain other specified circumstances, Mr. Middleton will be entitled to receive one year’s salary. These specified circumstances include where there has occurred a change of control in Mad Catz Interactive, Inc. or its subsidiary Mad Catz, Inc.

Compensation Committee Interlocks and Insider Participation in Compensation Decisions

The members of the Company’s Compensation and Corporate Governance Committee during fiscal 2007 were Geofrey Myers, Robert J. Molyneux and William Woodward. No member of the Company’s Compensation and Corporate Governance Committee is a current or former officer or employee of the Company or any of its subsidiaries, and no director or executive officer is a director or executive officer of any other public corporation that has a director or executive officer who is also a director of the Company.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Security Ownership of Certain Beneficial Owners and Management

As of July 30, 2007, 54,873,549 shares of Common Stock of the Company have been issued and are outstanding as fully paid and non-assessable, and carrying a right to one vote per share. The following table sets forth certain information regarding beneficial ownership of or control or direction over the Company’s Common Stock as of July 30, 2007, by (i) each shareholder known by the Company to be a beneficial owner of more than 5% of any class of the Company’s voting securities or to control or direct 10% or more of the voting power of the Company’s outstanding Common Stock, (ii) each director and nominee of the Company, (iii) the Chief Executive Officer and each additional executive officer named in the summary compensation table under “Executive Compensation” below and (iv) all directors, nominees and executive officers of the Company as a group. The Company believes that, except as otherwise noted, each individual named has sole investment and voting power with respect to the shares of Common Stock indicated as beneficially owned by such individual. Unless otherwise indicated, the business address of each named person is c/o Mad Catz, Inc., 7480 Mission Valley Road, Suite 101, San Diego, California 92108.

Beneficial Owner	Number of Shares Beneficially Owned (1)	Percent of Common Stock Outstanding (2)
Gruber & McBaine Capital Management Group, LLC 50 Osgood Place San Francisco, CA 94133 (3)	3,302,550	6.0%
Geofrey Myers	125,000	*
Thomas R. Brown	125,000	*
Robert J. Molyneux	125,000	*
William Woodward	82,360	*
Darren Richardson	949,905	1.7%
Stewart Halpern	50,000	*
Whitney Peterson	260,000	*
Jon Middleton	—	*
Warren Cook	100,000	*
All Officers and Directors as a Group (10 persons)	1,742,265	3.1%

*	Less than one percent.
(1)	As to each person or group in the table, the table includes the following shares issuable upon exercise of options that are exercisable within 60 days from July 30, 2007: Geofrey Myers: 125,000; Thomas R. Brown: 125,000; Robert J. Molyneux: 125,000; Darren Richardson: 800,000; Whitney Peterson: 160,000; and Warren Cook: 100,000.
(2)	All percentages are calculated based upon the total number of shares outstanding of 54,873,549 shares of the Company as of July 30, 2007, plus the number of options presently exercisable or exercisable within 60 days of July 30, 2007 by the named security holder.
(3)	Based on information provided in a Schedule 13G, dated January 29, 2007, filed with the Securities and Exchange Commission by Gruber & McBaine Capital Management LLC (“GMCM”), an investment adviser, Jon D. Gruber and J. Patterson McBaine, the Managers, controlling persons and portfolio managers of GMCM, and Eric B. Swergold, the control person of Lagunitas, an investment limited partnership of which GMCM is the general partner. They report that as of December 31, 2006, the reporting persons had shared voting and dispositive power of 2,842,100 shares, Mr. Gruber had sole voting and dispositive power of 263,600 shares, and Mr. McBaine had sole voting and dispositive power of 196,850 shares.

Equity Compensation Plan Information

The following table sets forth information regarding all of the Company’s equity compensation plans as of March 31, 2007.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants, and rights (a)	Weighted-average exercise price of outstanding options, warrants, and rights (b)	Number of Securities remaining available for future issuance under equity compensation plans (excluding securities reflected in Column (a)) (c)
Equity compensation plans approved by security holders	3,605,500	$0.55	320,323
Equity compensation plans not approved by security holders	0	0	0
Total	3,605,500	$0.55	320,323

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

Related Party Transactions

From April 1, 2006 to the present, there have been no (and there are no currently proposed) transactions in which the amount involved exceeded $120,000 to which the Company or any of its subsidiaries was (or is to be) a participant and in which any executive officer, director, nominee for director, 5% beneficial owner of the Company’s Common Stock or member of the immediate family of any of the foregoing persons had (or will have) a direct or indirect material interest. Geofrey Myers, a director of the Company, is a partner of Lang Michener LLP, a law firm we retained to perform certain legal services in fiscal years 2006 and 2007. We paid Lang Michener LLP $113,069 for legal services in fiscal year 2006 and $56,753 in fiscal year 2007. These fees did not exceed 5% of Lang Michener LLP’s total revenues in either year.

Board of Directors

The Company’s Board of Directors consists of five members. Four of the Company’s directors are independent under the requirements set forth in the American Stock Exchange (“AMEX”) listing rules and National Instrument 58-101—Corporate Governance. For a director to be considered independent, the Board of Directors must determine that the director does not have a material relationship with the listed company that would interfere with the exercise of independent judgment. The Board of Directors has established guidelines to assist it in determining director independence, which conform to the independence requirements of the AMEX listing rules and National Instrument 58-101—Corporate Governance. In addition to applying these independence guidelines, the Board of Directors considers all relevant facts and circumstances in making an independence determination, and not merely from the standpoint of the director, but also from that of persons or organizations with which the director has an affiliation. The Board of Directors has determined that Messrs. Brown, Myers, Molyneux and Woodward are independent.

Item 14.	Principal Accountant Fees and Services.

Audit Fees for Fiscal 2006 and 2007

The aggregate fees billed to the Company by KPMG LLP, the Company’s Independent Registered Public Accounting Firm and Auditor, for the fiscal years ended March 31, 2006 and 2007 are as follows:

	2007	2006
Audit Fees (1)	$649,470	$377,000
Audit-Related Fees	—	—
Tax Fees (2)	$93,935	$176,294
All Other Fees	—	—

(1)	Audit Fees consist of the audit of our annual financial statements included in the Company’s Annual Report on Form 10-K for its 2006 and 2007 fiscal years and Annual Report to Shareholders, review of interim financial statements and services that are normally provided by the independent auditors in connection with statutory and regulatory filings or engagements for those fiscal years.
(2)	Tax Fees consist of fees for tax consultation and tax compliance services.

The Audit Committee has considered whether the provision of non-audit services is compatible with maintaining the independence of KPMG LLP, and has concluded that the provision of such services is compatible with maintaining the independence of the Company’s auditors.

Audit Committee Policy Regarding Pre-Approval of Audit and Permissible Non-Audit Services of the Company’s Independent Auditors

The Company’s Audit Committee has established a policy that all audit and permissible non-audit services provided by the independent auditors will be pre-approved by the Audit Committee. These services may include audit services, audit-related services, tax services and other services. The Audit Committee considers whether the provision of each non-audit service is compatible with maintaining the independence of the Company’s auditors. Pre-approval is detailed as to the particular service or category of services and is generally subject to a specific budget. The independent auditors and management are required to periodically report to the Audit Committee regarding the extent of services provided by the independent auditors in accordance with this pre-approval, and the fees for the services performed to date.

PART IV

Item 15.	Exhibits and Financial Statement Schedules.

Part IV of the Original Filing is hereby amended solely to add the following exhibits required to be filed in connection with this Amendment No. 1 to Annual Report on Form 10-K/A.

(a)    3.    Exhibits required by Item 601 of Regulation S-K

Exhibit Number	Description
31.1	Certifications of Registrant’s Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *

31.2	Certifications of Registrant’s Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *

*	Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 30th day of July 2007.

MAD CATZ INTERACTIVE, INC.

By:	/s/ DARREN RICHARDSON
Darren Richardson President and Chief Executive Officer