Form 10-Q
period 2007-06-30
MAD CATZ INTERACTIVE INC
filed 2007-08-14
CIK 1088162

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2007

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

There were 54,973,549 shares of the registrant’s common stock issued and outstanding as of July 30, 2007.

MAD CATZ INTERACTIVE, INC.

FORM 10-Q

FOR THE PERIOD ENDED JUNE 30, 2007

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

MAD CATZ INTERACTIVE, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands of U.S. dollars)

	June 30, 2007	March 31, 2007
	(Unaudited)
Assets
Current assets:
Cash	$1,939	$2,350
Accounts receivable, net of allowances of $2,996 and $3,583 at June 30, 2007 and March 31, 2007, respectively	11,100	13,937
Other receivables	605	542
Inventories	13,859	12,804
Deferred tax assets	2,009	2,009
Other current assets	1,537	1,385

Total current assets	31,049	33,027
Deferred tax assets	1,871	1,801
Deferred financing fees	78	86
Property and equipment, net	1,601	1,658
Intangible assets, net	1,675	1,848
Goodwill	17,483	17,483

Total assets	$53,757	$55,903

Liabilities and Shareholders’ Equity
Current liabilities:
Bank loan	$2,293	$1,345
Accounts payable	10,317	13,509
Accrued liabilities	3,544	3,338
Income taxes payable	262	484

Total current liabilities	16,416	18,676

Commitments and contingencies

Shareholders’ equity:
Common stock, no par value, unlimited shares authorized; 54,873,549 and 54,244,383 shares issued and outstanding at June 30, 2007 and March 31, 2007, respectively	47,430	47,105
Accumulated other comprehensive income	2,585	2,615
Accumulated deficit	(12,674)	(12,493)

Total shareholders’ equity	37,341	37,227

Total liabilities and shareholders’ equity	$53,757	$55,903

See accompanying notes to consolidated financial statements.

MAD CATZ INTERACTIVE, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

(in thousands of U.S. dollars, except share and per share data)

	Three Months Ended June 30,
	2007	2006
Net sales	$14,578	$18,141
Cost of sales	9,899	14,594

Gross profit	4,679	3,547
Operating expenses:
Sales and marketing	1,733	2,544
General and administrative	2,800	1,940
Research and development	314	219

Total operating expenses	4,847	4,703

Operating loss	(168)	(1,156)
Interest expense, net	(99)	(273)
Foreign exchange gain, net	30	162
Other income	91	57

Loss before income taxes	(146)	(1,210)
Income tax expense (benefit)	35	(334)

Net loss	$(181)	$(876)

Basic and diluted net loss per share	$(0.00)	$(0.02)

Shares used in calculating basic and diluted net loss per share	54,355,326	54,244,383

See accompanying notes to consolidated financial statements.

MAD CATZ INTERACTIVE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(in thousands of U.S. dollars)

	Three Months Ended June 30,
	2007	2006
Cash flows from operating activities:
Net loss	$(181)	$(876)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	440	511
Amortization of deferred financing fees	8	—
Foreign exchange gain	(30)	(162)
Deferred tax assets	(70)	(396)
Stock-based compensation	24	—
Changes in operating assets and liabilities:
Accounts receivable	3,300	(812)
Other receivables	(526)	429
Inventories	(1,001)	4,328
Income taxes payable	(230)	(110)
Other current assets	(825)	189
Accounts payable	(3,158)	(7,319)
Accrued liabilities	803	(56)

Net cash used in operating activities	(1,446)	(4,274)

Cash flows from investing activities:
Purchases of property and equipment	(219)	(55)

Net cash used in investing activities	(219)	(55)

Cash flows from financing activities:
Proceeds from stock option exercises	301	—
Increase in bank loan	948	4,230

Net cash provided by financing activities	1,249	4,230

Effects of foreign exchange on cash	5	213

Net increase (decrease) in cash	(411)	114
Cash, beginning of period	2,350	1,607

Cash, end of period	$1,939	$1,721

Supplemental cash flow information:
Income taxes paid	$81	$176

Interest paid	$111	$282

See accompanying notes to consolidated financial statements.

MAD CATZ INTERACTIVE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(1) Basis of Presentation

The consolidated balance sheets and related consolidated statements of operations and cash flows contained in this Quarterly Report on Form 10-Q, which are unaudited, include the accounts of Mad Catz Interactive, Inc. (the “Company”) and its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation. In the opinion of management, all entries necessary for a fair presentation of such condensed consolidated financial statements have been included. These entries consisted only of normal recurring items. The results of operations for the interim period are not necessarily indicative of the results to be expected for any other interim period or for the entire fiscal year.

The condensed consolidated financial statements do not include all information and notes necessary for a complete presentation of financial position, results or operations and cash flows in conformity with United States generally accepted accounting principles. Please refer to the Company’s audited consolidated financial statements and related notes for the fiscal year ended March 31, 2007 contained in the Company’s Annual Report on Form 10-K as filed with the United States Securities and Exchange Commission (the “SEC”).

The preparation of financial statements in conformity with United States generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results may differ from those estimates.

Certain amounts in the consolidated financial statements for the three months ended June 30, 2006 have been reclassified to conform to the three months ended June 30, 2007 presentation.

(2) Stock-Based Compensation

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

The fair value of each option award is estimated on the date of grant using the Black-Scholes option valuation model. The expected life of the options is based on a number of factors, including historical exercise experience, the vesting term of the award, the expected volatility of the Company’s stock and an employee’s average length of service. The expected volatility is estimated based on the historical volatility (using daily pricing) of the Company’s stock. The risk-free interest rate is determined on a constant U.S. Treasury security rate with a contractual life that approximates the expected term of the stock options. In accordance with SFAS No. 123R, the Company reduces the calculated Black-Scholes value by applying a forfeiture rate, based upon historical pre-vesting option cancellations. Estimated forfeitures will be reassessed at each balance sheet date and may change based on new facts and circumstances.

The following table shows the total stock-based compensation expense, related to all of the Company’s stock options, recognized for the three month period ended June 30, 2007 in accordance with SFAS No. 123R (in thousands):

Three Months Ended June 30, 2007
Stock based employee compensation before tax	$24
Related income tax benefits	—
Stock-based employee compensation, net of tax	$24

The Company did not recognize stock-based compensation expense for the three month period ended June 30, 2006.

As of June 30, 2007, there were $319,000 of total unrecognized compensation costs, net of estimated forfeitures, related to non-vested stock options. The Company expects to recognize such costs over a weighted average period of 3.3 years. The total intrinsic value of stock options exercised was $590,000 for the three months ended June 30, 2007. There were no stock options exercised during the three months ended June 30, 2006.

During the three months ended June 30, 2007, the Company granted 1,000,000 stock options (130,000 of which were cancelled due to termination) under the Mad Catz Interactive, Inc. Stock Option Plan – 2007 (the “2007 Plan”). The Company’s Board of Directors has adopted, subject to shareholder approval, the 2007 Plan, and it will become effective upon approval by the Company’s shareholders. As the 2007 Plan is subject to shareholder approval, these options do not qualify as grants during the three months ended June 30, 2007 for accounting purposes. Once all necessary approvals have been obtained, which is expected during the second fiscal quarter of 2008, the fair value of the option awards will be measured and compensation expense will be recorded over the options vesting period. There were no stock option grants during the three months ended June 30, 2006.

The Company’s options are denominated in Canadian dollars. For convenience, per share amounts stated below have been translated to U.S. dollars are the rate of exchange in effect at the balance sheet date. A summary of option activity as of June 30, 2007 and changes during the three months then ended is presented as follows:

Stock options outstanding:	Options	Weighted- Average Exercise Price
Balance at April 1, 2007	3,605,500	$0.54
Options granted	1,000,000	$1.23
Options exercised	(629,166)	$0.48
Options expired/cancelled	(375,000)	$0.89

Balance at June 30, 2007	3,601,334	$0.75
Exercisable at June 30, 2007	1,548,834	$0.62

(3) Inventories

Inventories consist of the following (in thousands):

	June 30, 2007	March 31, 2007
Raw materials	$770	$1,618
Finished goods	13,089	11,186

Inventories	$13,859	$12,804

(4) Intangible Assets

Intangible assets are summarized as follows (in thousands):

	Cost	Accumulated Amortization at June 30, 2007	Net Book Value at June 30, 2007	Net Book Value at March 31, 2007	Useful life (years)
Trademarks	$4,112	$2,497	$1,615	$1,762	7
Copyrights	514	454	60	86	5
Website	457	457	—	—	4

Intangible assets	$5,083	$3,408	$1,675	$1,848

(5) Bank Loan

The Company has a Credit Facility with Wachovia Capital Finance Corporation (Central) (“Wachovia”) to borrow up to $35 million under a revolving line of credit subject to the availability of eligible collateral (accounts receivable and inventories), which changes throughout the year. The term of the Credit Facility will expire on October 30, 2009. The line of credit accrues interest on the daily outstanding balance at the U.S. prime rate plus 0.25% per annum. At June 30, 2007 the interest rate was 8.25%. The Company is also required to pay a monthly service fee of $1,000 and an unused line fee equal to 0.25% of the unused portion of the loan. Borrowings under the Credit Facility are secured by a first priority interest in the inventories, equipment, accounts receivable and investment properties of Mad Catz, Inc. (“MCI”) and by a pledge of all of the capital stock of the Company’s subsidiaries and is guaranteed by the Company. The Company is required to meet a quarterly covenant based on the Company’s net income before interest, taxes, depreciation and amortization (EBITDA). The Company was in compliance with this covenant as of June 30, 2007.

(6) Legal Proceedings

On or about May 2, 2005, Mad Catz, Inc. (“MCI”) was served with a lawsuit filed by Freedom Wave LLC in the United States District Court for the Central District of California entitled, Freedom Wave LLC. v. Mad Catz, Inc. et al., Case No CV5 2954NM (PLAx). The complaint alleges that certain MCI products infringe U.S. patent numbers 6,878,066 and 6,280,327 (“ ‘327 Patent”). MCI answered, denying the allegation in the complaint. The ‘327 patent was under reexamination by the patent and trademark office, and the parties agreed that until the reexamination was complete, the case should be dismissed, without prejudice to Freedom Wave refiling its claims at a later date. The reexamination has been completed and on November 14, 2006 Freedom Wave LLC refiled the lawsuit against the Company. On August 2, 2007, the Company and Freedom Wave executed a Settlement and Intellectual Property License Agreement under which the parties agreed that the lawsuit would be dismissed. The Company’s obligations under this agreement are (i) to pay a one-time licensing fee/royalty of $102,500 for certain products sold prior to the effective date of the agreement, and (ii) to pay an ongoing royalty of $0.40 per net unit sold during the term of the agreement. The one-time licensing fee/royalty of $102,500 has been accrued as of June 30, 2007. The Company’s obligations under the agreement will continue until the date on which the last of the licensed patents expires, March 15, 2024, unless otherwise terminated under the provisions of the agreement.

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

Comprehensive income (loss) for the three months ended June 30, 2007 and 2006 consists of the following components (in thousands):

	Three Months Ended June 30,
	2007	2006
Net loss	$(181)	$(876)
Foreign currency translation adjustment	(30)	1,222

Comprehensive income (loss)	$(211)	$346

The foreign currency translation adjustments are not adjusted for income taxes as they relate to indefinite investments in non-U.S. subsidiaries.

(8) Basic and Diluted Net Loss per Share

Basic earnings per share is calculated by dividing the net loss by the weighted average number of common shares outstanding during the reporting period. Diluted earnings per share includes the impact of potentially dilutive common stock based equity instruments.

Outstanding options to purchase an aggregate of 3,345,203 and 1,578,333 shares of the Company’s common stock for the three months ended June 30, 2007 and 2006, respectively, were excluded from diluted net loss per share calculations because inclusion of such options would have an anti-dilutive effect on losses in these periods.

(9) Income Taxes

In July 2006, the FASB issued Interpretation No. 48 (“FIN 48”) “Accounting for Uncertainty in Income Taxes—An Interpretation of FASB Statement No. 109.” FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes” and prescribes a recognition threshold and measurement attributes for financial statement disclosure of tax positions taken or expected to be taken on a tax return. Under FIN 48, the impact of an uncertain income tax position on the income tax return must be recognized at the largest amount that is more-likely-than-not to be sustained upon audit by the relevant taxing authority. An uncertain income tax position will not be recognized if it has less than a 50% likelihood of being sustained. Additionally, FIN 48 provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.

Effective April 1, 2007, the Company adopted the provisions of FIN 48. The adoption did not have a material impact to the Company and there was no cumulative effect related to the adoption of FIN 48. The Company recognizes interest and penalties related to unrecognized tax benefits in income tax expense.

The Company is subject to taxation in the U.S. and various states and foreign jurisdictions. The Company currently has no years under examination by the Internal Revenue Service or any other state or foreign jurisdiction.

The Company’s historical tax years are subject to examination by the Internal Revenue Service and various state jurisdictions for fiscal years ended March 31, 2004 to present. With few exceptions, the Company is no longer subject to foreign examinations by tax authorities for fiscal years ended before March 31, 2004.

The Company does not foresee any material changes to unrecognized tax benefits within the next twelve months.

(10) Geographic Data

The Company’s sales are attributed to the following geographic regions (in thousands):

	Three months ended June 30,
	2007	2006
Net sales:
United States	$9,715	$13,689
Europe	4,171	2,462
Canada	686	1,881
Other countries	6	109

	$14,578	$18,141

Revenue is attributed to geographic regions based on the location of the customer. During the three months ended June 30, 2007, one customer individually accounted for 28% of the Company’s gross sales. During the three months ended June 30, 2006, one customer individually accounted for 25% and a second customer individually accounted for 19% of the Company’s gross sales, for a combined total of 44% of gross sales.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

This section contains forward-looking statements involving risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors including those set out under Forward-looking Statements herein and in “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended March 31, 2007 and in Part II Other Information – Item 1A. Risk Factors in this Quarterly Report on Form 10-Q. The following discussion should be read in conjunction with our consolidated financial statements and related notes included in this Form 10-Q and in our Annual Report on Form 10-K for the fiscal year ended March 31, 2007.

Overview

Our Business

We are a leading provider of video game accessories and software primarily marketed under the Mad Catz and GameShark brands; we also produce a limited range of products which are marketed on a “private label” basis for selected customers. We design, manufacture (primarily through third parties in Asia), market and distribute accessories for all major video game platforms, including the Microsoft Xbox 360 and Xbox; Nintendo Wii, GameCube, DS Lite, DS, Game Boy Advance SP, Game Boy Advance, and Micro; Sony PlayStation 3, PlayStation 2 and PSP. Our products include video game accessories, such as control pads, steering wheels, joysticks, memory cards, video cables, light guns, dance pads, microphones, car adapters and carry cases. We also market video game enhancement software and publish video games.

Seasonality

We generate a substantial percentage of our net sales in the last three months of every calendar year, our fiscal third quarter. Our quarterly results of operations can be expected to fluctuate significantly in the future, as a result of many factors, including: seasonal influences on our sales; unpredictable consumer preferences and spending trends; the introduction of new video game platforms; the need to increase inventories in advance of our primary selling season; and timing of introductions of new products. See further discussion and sales by quarter under “Results of Operations—Net Sales” below.

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

Potential Fluctuations in Foreign Currency

During the first quarter of fiscal 2008, approximately 33% of total net sales were transacted outside of the United States. The majority of our international business is presently conducted in currencies other than the U.S. dollar. As such we are exposed to translation adjustments when converting under the current rate method our foreign subsidiaries functional currency financial statements to U.S. dollar, which is our reporting currency. Translation adjustments are reported as accumulated other comprehensive income in the shareholders’ equity section of the balance sheet; whereas, foreign currency transaction gains and losses, arising from normal business operations are credited to or charged against earnings in the period incurred. As a result, fluctuations in the value of the currencies in which business is conducted relative to the U.S. dollar or the subsidiaries respective functional currencies will cause currency transaction gains and losses, which we have experienced in the past and continue to experience. Due to the substantial volatility of currency exchange rates, among other factors, we cannot predict the effect of exchange rate fluctuations upon future operating results. There can be no assurances that we will not experience currency losses in the future. We do not hedge against foreign currency exposure and we cannot predict the effect foreign currency fluctuations will have on us in the future.

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

Revenue from sales to authorized resellers are subject to terms allowing price protection, certain rights of return and allowances for volume rebates and cooperative advertising. Allowances for price protection are recorded when the price protection program is offered. Allowances for estimated future returns and cooperative advertising are provided for upon recognition of revenue. Such amounts are estimated and periodically adjusted based on historical and anticipated rates of returns, inventory levels and other factors and are recorded as either operating expenses or as a reduction of sales in accordance with Emerging Issues Task Force 01-9, Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor’s Products).

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

Our customer base is highly concentrated and a deterioration of a significant customer’s financial condition, or a decline in general economic conditions could cause actual write-offs to be materially different from the estimated allowance. As of June 30, 2007, one customer represented 40% of total accounts receivable. The customers comprising the ten highest outstanding trade receivable balances accounted for approximately 83% to total accounts receivable at June 30, 2007. If any of these customer’s receivable balances should be deemed uncollectible, we would have to make adjustments to our allowance for doubtful accounts, which could have an adverse affect on our financial condition and results of operations in the period the adjustments are made.

Inventory Reserves

We value inventories at the lower of cost or market value. If the estimated market value is determined to be less than the recorded cost of the inventory, a provision is made to reduce the carrying amount of the inventory item. Determination of the market value may be complex, and therefore, requires management to make assumptions and to apply a high degree of judgment. In order for management to make the appropriate determination of market value, the following items are commonly considered: inventory turnover statistics, inventory quantities on hand in our facilities and customer inventories, unfilled customer order quantities, forecasted customer demand, current retail prices, competitive pricing, seasonality factors, consumer trends, and performance of similar products or accessories. Subsequent changes in facts or circumstances do not result in the reversal of previously recorded reserves.

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

Valuation of Goodwill

In accordance with SFAS No. 142, Goodwill and Other Intangible Assets (“SFAS No. 142”) we perform an annual impairment review at the reporting unit level during the fourth quarter of each fiscal year or more frequently if we believe indicators of impairment are present. SFAS No. 142 requires that goodwill and certain intangible assets be assessed for impairment using fair value measurement techniques. Specifically, goodwill impairment is determined using a two-step process. The first step of the goodwill impairment test is used to identify potential impairment by comparing the fair value of a reporting unit with its carry amount, including goodwill. If the fair value of a reporting unit exceeds its carry amount, goodwill of the reporting unit is considered not impaired and the second step of the impairment test is unnecessary. If the carrying amount of a reporting unit exceeds its fair value, the second step of the goodwill impairment test is performed to measure the amount of impairment loss, if any. The second step of the goodwill impairment test compares the implied fair value of the reporting unit’s goodwill with the carrying amount of that goodwill. If the carrying amount of the reporting unit’s goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to that excess. We performed the most recent annual goodwill impairment test in the fourth quarter of fiscal year 2007 and determined that there was no impairment.

Share-Based Payments

Effective April 1, 2006, we adopted the provisions of SFAS No. 123R, Share-Based Payment, which established accounting for share-based awards exchanged for employee services and requires companies to expense the estimated fair value of these awards over the requisite employee service period. Accordingly, stock-based compensation cost is measured at the grant date, based on the fair value of the award, and is recognized as expense over the employee’s requisite service period.

The fair value of each option award is estimated on the date of grant using the Black-Scholes option valuation model. The expected life of the options is based on a number of factors, including historical exercise experience, the vesting term of the award, the expected volatility of the Company’s stock and an employee’s average length of service. The expected volatility is estimated based on the historical volatility (using daily pricing) of the Company’s stock. The risk-free interest rate is determined on a constant U.S. Treasury security rate with a contractual life that approximates the expected term of the stock options. In accordance with SFAS No. 123R, the Company reduces the calculated Black-Scholes value by applying a forfeiture rate, based upon historical pre-vesting option cancellations. Estimated forfeitures will be reassessed at each balance sheet date and may change based on new facts and circumstances.

RESULTS OF OPERATIONS

Net Sales

From a geographical perspective, our net sales for the three months ended June 30, 2007 and 2006 were as follows (in thousands):

	June 30, 2007	% of total	June 30, 2006	% of total	$ Change	% Change
United States	$9,715	67%	$13,689	75%	$(3,974)	(29.0)%
Europe	4,171	29%	2,462	14%	1,709	69.4%
Canada	686	4%	1,881	10%	(1,195)	(63.5)%
Other countries	6	0%	109	1%	(103)	(94.5)%

Consolidated net sales	$14,578	100%	$18,141	100%	$3,563	(19.6)%

For the three months ended June 30, 2007, consolidated net sales decreased 19.6% as compared to the three month period ended June 30, 2006. The first quarter 2008 decrease in U.S. and Canadian net sales relative to the first quarter of 2007 is primarily due to our launch and related sales of the Real World Golf software product in the first quarter of 2007. The increase in Europe sales is due in part to an increase in demand for the new platform products (the demand tends to cycle slightly behind the U.S.) and increased sales to several key customers in Europe.

Our sales by product group as a percentage of gross sales are as follows:

	Three months ended June 30,
	2007	2006
PlayStation 3	25%	0%
Handheld Consoles(a)	18%	14%
PlayStation 2	15%	34%
Xbox 360	15%	11%
GameCube	7%	10%
Xbox	6%	18%
Wii	6%	0%
All others	8%	13%

Total	100%	100%

(a)	Handheld consoles include Nintendo Game Boy Advance, Game Boy Advance SP, DS and Micro and Sony PSP.

Our sales by product category as a percentage of gross sales are as follows:

	Three months ended June 30,
	2007	2006
Control pads	41%	39%
Accessories	18%	6%
Cables	13%	8%
Bundles	11%	7%
Software(b)	10%	28%
All others	7%	12%

Total	100%	100%

(b)	Software includes game enhancement software in addition to published and distributed software with related accessories.

Gross Profit

Gross profit is defined as net sales less cost of sales. Cost of sales consists of product costs, cost of licenses and royalties, cost of freight-in and freight-out and distribution center costs, including depreciation and other overhead.

The following table presents net sales, cost of sales and gross profit for the three months ended June 30, 2007 and 2006 (in thousands):

	June 30, 2007	% of Net Sales	June 30, 2006	% of Net Sales	$ Change	% Change
Net sales	$14,578	100.0%	$18,141	100.0%	$(3,563)	(19.6)%
Cost of sales	9,899	67.9%	14,594	80.4%	(4,695)	(32.2)%

Gross profit	$4,679	32.1%	$3,547	19.6%	$1,132	31.9%

Gross profit for the three months ended June 30, 2007 increased 31.9%, while gross profit as a percentage of net sales, or gross profit margin, increased from 19.6% to 32.1%. The increase in gross profit was primarily due to a reduction in sales of low margin and unprofitable products and an increase in sales of higher margin products, which increased profit margin by approximately 10 percentage points. A decrease in sales discounts and allowances increased profit margin by approximately 3 percentage points. A reduction in royalty and license expenses, mainly due to a decrease in expenses related to our Real World Golf software product increased profit margin by approximately 4 percentage points. These increases in profit margin were offset by an increase in inventory reserves, which decreased profit margin by approximately 3 percentage points and an increase in distribution and handling costs which decreased profit margin by 1 percent.

Operating Expenses

Operating expenses for the three months ended June 30, 2007 and 2006 were as follows (in thousands):

	June 30, 2007	% of Net Sales	June 30, 2006	% of Net Sales	$ Change	% Change
Sales and marketing	$1,733	11.9%	$2,544	14.0%	$(811)	(31.9)%
General and administrative	2,800	19.2%	1,940	10.7%	860	44.3%
Research and development	314	2.2%	219	1.2%	95	43.4%

Total operating expenses	$4,847	33.2%	$4,703	25.9%	$144	3.1%

Sales and Marketing Expenses. Sales and marketing expenses consist primarily of payroll, commissions, participation at trade shows and travel costs for our worldwide sales and marketing staff, advertising expense and costs of operating our GameShark.com website. The decrease in sales and marketing expense is primarily due to a decrease in advertising expenses related to the Real World Golf software product which was launched in the first quarter of fiscal 2007.

General and Administrative. General and administrative expenses include salaries and benefits for our executive and administrative personnel, facilities costs and professional services, such as legal and accounting. The increase in general and administrative expense is primarily due to audit fees related to services rendered during the first quarter of fiscal 2008 for the fiscal 2007 year-end audit.

Research and Development. Research and development expenses include the costs of developing and enhancing new and existing products in addition to the costs of developing software products. The increase in research and development expenses relates primarily to development costs of our audio products using technology purchased during the third quarter of fiscal 2007.

Interest Expense, net, Foreign Exchange Gain and Other Income

Interest expense, foreign exchange gain and other income for the three months ended June 30, 2007 and 2007 were as follows (in thousands):

	June 30, 2007	% of Net Sales	June 30, 2006	% of Net Sales	$ Change	% Change
Interest expense, net	$(99)	0.7%	$(273)	1.5%	$174	63.7%
Foreign exchange gain	$30	0.2%	$162	0.9%	$(132)	(81.5)%
Other income	$91	0.6%	$57	0.3%	$34	59.6%

The decrease in interest expense is attributable to lower bank balances during the three month period ended June 30, 2007 as compared to the three months ended June 30, 2006. The decrease in foreign exchange gain in the three months ended June 30, 2007 compared to the quarter ended June 30, 2006 is due primarily to a large increase in the Great British Pound (“GBP”) in the quarter ended June 30, 2006 relative to the U.S. dollar and the Euro. In the quarter ended June 30, 2007 the GBP has increased modestly. The gain directly relates to the revaluation of intercompany payables arising from product purchases at the Company’s foreign subsidiaries.

Other income primarily consists of advertising income from our GameShark.com website and royalties paid by an unrelated third party to distribute our products in Australia. The increase in other income is primarily due to increased purchases from an unrelated third party distributor.

Income Tax Expense (Benefit)

Income tax expense (benefit) for the three months ended June 30, 2007 and 2006 was as follows (in thousands):

June 30, 2007	Effective Tax Rate	June 30, 2006	Effective Tax Rate	$ Change	% Change
$ 35	(23.7)%	$(334)	27.6%	$369	110.5%

Income tax expense increased due to the smaller loss incurred during the first quarter of fiscal 2008 as compared to the loss incurred for the first quarter of fiscal 2007. The effective tax rate is a blended rate for different jurisdictions in which the Company operates.

Liquidity and Capital Resources

Sources of Liquidity

	As of and for the Three months ended June 30,
(in thousands)	2007	2006	Change
Cash	$1,939	$1,721	$218

Percentage of total assets	3.6%	3.1%
Cash used in operating activities	$(1,446)	$(4,274)	$2,828
Cash used in investing activities	(219)	(55)	(164)
Cash provided by financing activities	1,249	4,230	(2,981)
Effect of foreign exchange on cash	5	213	(208)

Net increase (decrease) in cash	$(411)	$114

At June 30, 2007, available cash was approximately $1.9 million compared to cash of approximately $2.4 million at March 31, 2007 and $1.7 million at June 30, 2006. Our primary sources of liquidity include a revolving line of credit (as discussed below under Cash Flows from Financing Activities), cash on hand at the beginning of the year and cash flows generated from operations.

Cash Flows from Operating Activities

Our cash flows from operating activities have typically included the collection of customer receivables generated by the sale of our products, offset by payments to vendors for materials and manufacture of our products. For the three months ended June 30, 2007, cash used in operating activities was $1.4 million compared to cash used of $4.3 million for the three months ended June 30, 2006. Cash was primarily used for the payment of accounts payable and purchases of inventories.

Cash Flows from Investing Activities

Cash used in investing activities was $219,000 during the three months ended June 30, 2007 and $55,000 during the three months ended June 30, 2006. Investing activities consist of capital expenditures to support our operations and were made up primarily of production molds and leasehold improvements.

Cash Flows from Financing Activities

Cash provided by financing activities during the three months ended June 30, 2007 was a result of increased borrowings under our line of credit and proceeds from the exercise of stock options. For the three months ended June 30, 2007, cash provided by financing activities was $1.2 million compared to cash provided of $4.2 million in the three months ended June 30, 2006. We are focused on effectively managing our overall liquidity position by continuously monitoring expenses and managing our accounts receivable collection efforts.

We maintain a Credit Facility with Wachovia Capital Finance Corporation (Central) (“Wachovia”) to borrow up to $35 million under a revolving line of credit subject to the availability of eligible collateral (accounts receivable and inventories), which changes throughout the year. The line of credit accrues interest on the daily outstanding balance at the U.S. prime rate plus 0.25% per annum. At June 30, 2007 the interest rate was 8.25%. We are also required to pay a monthly service fee of $1,000 and an unused line fee equal to 0.25% of the unused portion of the loan. Borrowings under the Credit Facility are secured by a first priority interest in the inventories, equipment, accounts receivable and investment properties of Mad Catz, Inc. and by a pledge of all of the capital stock of the Company’s subsidiaries and is guaranteed by the Company. We are required to meet a quarterly covenant based on the Company’s net income before interest, taxes, depreciation and amortization (EBITDA). We were in compliance with this covenant as of June 30, 2007.

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

Contractual Obligations and Commitments

The following summarizes our minimum contractual obligations as of June 30, 2007 (in thousands):

	Payments Due
	Total	Less Than 1 Year	1-3 Years	3-5 Years
Bank loan (excludes interest)	$2,293	$2,293	$—	$—
Operating leases	2,145	1,144	1,001	—
Royalty & license guaranteed commitments	271	271	—

Total	$4,709	$3,708	$1,001	$—

As of June 30, 2007 and March 31, 2007, we did not have any relationships with unconsolidated entities or financial parties, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As such, we are not exposed to any financing, liquidity, market, or credit risk that could arise if we had engaged in such relationships.

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

	Three months ended June 30,
	2007	2006
	(in thousands)
Net loss	$(181)	$(876)
Adjustments:
Interest expense, net	99	273
Income tax expense (benefit)	35	(334)
Depreciation and amortization	448	511

EBITDA	$401	$(426)

Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, Fair Value Measurements (“SFAS No. 157”), which provides a single definition of fair value, a framework for measuring fair value, and expanded disclosures concerning fair value. Previously, different definitions of fair value were contained in various accounting pronouncements creating inconsistencies in measurement and disclosures. SFAS No. 157 applies under those previously issued pronouncements that prescribe fair value as the relevant measure of value, except SFAS No. 123R and related interpretations and pronouncements that require or permit measurement similar to fair value but are not intended to measure fair value. This pronouncement is effective for fiscal years beginning after November 15, 2007. The Company does not expect the adoption of SFAS No. 157 to have a material impact on its consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115 (“SFAS No. 159”). This standard permits an entity to choose to measure many financial instruments and certain other items at fair value. Most of the provisions in SFAS No. 159 are elective; however, the amendment to SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities, applies to all entities with available-for-sale and trading securities. The fair value option established by SFAS No. 159 permits all entities to choose to measure eligible items at fair value at specified election dates. A business entity will report unrealized gains and losses on items for which the fair value of the option has been elected in earnings (or another performance indicator if the business entity does not report earnings) at each subsequent reporting date. The fair value option: (a) may be applied instrument by instrument, with a few exceptions, such as investments otherwise accounted for by the equity method; (b) is irrevocable (unless a new election date occurs); and (c) is applied only to entire instruments and not to portions of instruments. SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. The Company does not expect the adoption of SFAS No. 159 to have a material impact on its consolidated financial statements.

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

Foreign Currency Exchange Rate Risk.

A majority of our international business is presently conducted in currencies other than the U.S. dollar and may be exposed to financial market risk resulting from fluctuations in foreign currency exchange rates, particularly the CNY, the Pound Sterling, the Euro and the Canadian dollar. Foreign currency transaction gains and losses arising from normal business operations are credited to or charged against earnings in the period incurred. As a result, fluctuations in the value of the currencies in which we conduct our business relative to the U.S. dollar will cause currency transaction gains and losses, which we have experienced in the past and continue to experience. Due to the substantial volatility of currency exchange rates, among other factors, we cannot predict the effect of exchange rate fluctuations upon future operating results. There can be no assurances that we will not experience currency losses in the future. We do not hedge against foreign currency exposure and we cannot predict the effect foreign currency fluctuations will have on us in the future. We estimate that an immediate 10% adverse change in foreign exchange rates would decrease our reported net income by approximately $0.9 million for the three months ended June 30, 2007.

Interest Rate Risk.

We are exposed to interest rate risk on borrowings under our Credit Facility. Funds advanced to us pursuant to the Credit Facility bear interest at the U.S. prime rate plus 0.25%. We do not hedge our exposures to interest rate risk. We estimate that an increase of 100 basis points in the interest rate under our Credit Facility would not materially impact reported net loss for the three months ended June 30, 2007.

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

There have been no material changes to the risk factors as previously disclosed in our Annual Report on Form 10-K for the fiscal year ended March 31, 2007.

Item 6.	Exhibits

31.1	Certification of Registrant’s Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Registrant’s Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Registrant’s Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002. This certification is being furnished solely to accompany this Quarterly Report on Form 10-Q and is not being filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and is not to be incorporated by reference into any filing of the Company.

32.2	Certification of Registrant’s Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002. This certification is being furnished solely to accompany this Quarterly Report on Form 10-Q and is not being filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and is not to be incorporated by reference into any filing of the Company.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MAD CATZ INTERACTIVE, INC.

August 14, 2007	/s/ Darren Richardson
Darren Richardson
President and Chief Executive Officer

August 14, 2007	/s/ Stewart A. Halpern
Stewart A. Halpern
Chief Financial Officer