Form 10-Q
period 2007-09-30
MAD CATZ INTERACTIVE INC
filed 2007-11-14
CIK 1088162

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2007
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Transition Period from                      to
Commission File No. 001-14944
MAD CATZ INTERACTIVE, INC.
(Exact name of Registrant as specified in its charter)

Canada (State or other jurisdiction of incorporation or organization)	Not Applicable (I.R.S. Employer Identification No.)

7480 Mission Valley Road, Suite 101 San Diego, California (Address of principal executive offices)	92108 (Zip Code)
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
Large accelerated filer ☐                    Accelerated filer ☐                    Non-accelerated filer ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes ☐     No ☑
There were 54,973,549 shares of the registrant’s common stock issued and outstanding as of October 31, 2007.

MAD CATZ INTERACTIVE, INC.
FORM 10-Q
FOR THE PERIOD ENDED SEPTEMBER 30, 2007

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
MAD CATZ INTERACTIVE, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands of U.S. dollars)

	September 30,	March 31,
	2007	2007
	(unaudited)
Assets
Current assets:
Cash	$3,022	$2,350
Accounts receivable, net of allowances of $3,216 and $3,583 at September 30, 2007 and March 31, 2007, respectively	14,138	13,937
Other receivables	245	542
Inventories	13,861	12,804
Deferred tax assets	2,009	2,009
Other current assets	556	1,385

Total current assets	33,831	33,027
Deferred tax assets	1,390	1,801
Deferred financing fees	70	86
Property and equipment, net	1,989	1,658
Intangible assets, net	2,069	1,848
Goodwill	17,483	17,483

Total assets	$56,832	$55,903

Liabilities and Shareholders’ Equity
Current liabilities:
Bank loan	$6,971	$1,345
Accounts payable	7,596	13,509
Accrued liabilities	3,181	3,338
Income taxes payable	407	484

Total current liabilities	18,155	18,676
Shareholders’ equity:
Common stock, no par value, unlimited shares authorized; 54,973,949 and 54,244,383 shares issued and outstanding at September 30, 2007 and March 31, 2007, respectively	47,497	47,105
Accumulated other comprehensive income	2,982	2,615
Accumulated deficit	(11,802)	(12,493)

Total shareholders’ equity	38,677	37,227

Total liabilities and shareholders’ equity	$56,832	$55,903

See accompanying notes to consolidated financial statements.

MAD CATZ INTERACTIVE, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)
(in thousands of U.S. dollars, except per share data)

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Net sales	$16,853	$25,788	$31,431	$43,929
Cost of sales	11,900	20,218	21,799	34,812

Gross profit	4,953	5,570	9,632	9,117
Operating expenses:
Sales and marketing	1,946	2,049	3,679	4,593
General and administrative	1,477	2,397	4,277	4,337
Research and development	299	485	613	704

Total operating expenses	3,722	4,931	8,569	9,634

Operating income (loss)	1,231	639	1,063	(517)
Interest expense, net	(110)	(291)	(209)	(564)
Foreign exchange gain, net	307	1	336	163
Other income	60	72	151	129

Income (loss) before income taxes	1,488	421	1,341	(789)
Income tax expense (benefit)	616	225	651	(109)

Net income (loss)	$872	$196	$690	$(680)

Basic net income (loss) per share	$0.02	$0.00	$0.01	$(0.01)

Diluted net income (loss) per share	$0.02	$0.00	$0.01	$(0.01

Weighted average shares— basic	54,970,288	54,244,383	54,664,487	54,244,383

Weighted average shares— diluted	55,877,078	54,244,383	55,531,186	54,244,383

See accompanying notes to consolidated financial statements.

MAD CATZ INTERACTIVE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(in thousands of U.S. dollars)

	Six Months Ended
	September 30,
	2007	2006
Cash flows from operating activities:
Net income (loss)	$690	$(680)
Adjustments to reconcile net income [loss] to net cash used in operating activities:
Depreciation and amortization	884	1,015
Amortization of deferred financing fees	8	—
Loss on disposals of assets	—	2
Foreign exchange gain	(336)	(163)
Provision (benefit) for deferred income taxes	411	(361)
Stock-based compensation	48	309
Changes in operating assets and liabilities:
Accounts receivable	538	(7,919)
Other receivables	33	369
Inventories	1,164	2,850
Income taxes receivable/payable	(96)	97
Other current assets	154	745
Accounts payable	(5,986)	(3,099)
Accrued liabilities	395	689

Net cash used in operating activities	(2,093)	(6,146)

Cash flows from investing activities:
Purchases of property and equipment	(536)	(156)
Cash paid for acquisition	(2,983)

Net cash used in investing activities	(3,519)	(156)

Cash flows from financing activities:
Increase in bank loan	5,626	6,241
Proceeds from issuance of common stock	344	—

Net cash provided by financing activities	5,970	6,241

Effects of foreign exchange on cash	314	82

Net increase in cash	672	21
Cash, beginning of period	2,350	1,607

Cash, end of period	$3,022	$1,628

Supplemental cash flow information:
Income taxes paid	$295	$179

Interest paid	$235	$584

Supplemental disclosures of non-cash investing activities
Fair value of assets acquired in acquisition
Property and equipment	357	—
Inventories	2,060	—
Intangible assets	566	—

	$2,983	$—

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
     Certain amounts in the consolidated financial statements for the three months ended September 30, 2006 have been reclassified to conform to the three months ended September 30, 2007 presentation.
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
     The fair value of each option award is estimated on the date of grant using the Black-Scholes option valuation model. The expected life of the options is based on a number of factors, including historical exercise experience, the vesting term of the award, the expected volatility of the Company’s stock and an employee’s average length of service. The expected volatility is estimated based on the historical volatility (using daily pricing) of the Company’s stock. The risk-free interest rate is determined on observed interest rates appropriate for the expected term of the stock options. In accordance with SFAS No. 123R, the Company reduces the calculated Black-Scholes value by applying a forfeiture rate, based upon historical pre-vesting option cancellations. Estimated forfeitures will be reassessed at each balance sheet date and may change based on new facts and circumstances.
     The following table shows the total stock-based compensation expense, related to all of the Company’s stock options, recognized for the six month period ended September 30, 2007 in accordance with SFAS No. 123R (in thousands):

	Three Months Ended		Six Months Ended
	September 30, 2007	September 30, 2006	September 30, 2007	September 30, 2006
Stock based employee compensation before tax.	$24	$309	$48	$309
Related income tax benefits	—	—	—	—

Stock-based employee compensation, net of tax	$24	$309	$48	$309

     During the six months ended September 30, 2007, the Company granted 1,150,000 stock options (131,000 of which were cancelled due to termination) under the Mad Catz Interactive, Inc. Stock Option Plan — 2007 (the “2007 Plan”). The Company’s Board of Directors has adopted the plan, and the shareholders approved the plan on October 2, 2007. Therefore, these options did not qualify as grants during the six months ended September 30, 2007 for accounting purposes. The compensation expense for the fair value of these option awards totaling $773,248 will be recorded over the options vesting period, which commences on October 2, 2007. The Company granted 1,497,500 stock options during the six months ended September 30, 2006.
     As of September 30, 2007, there was $295,000 of total unrecognized compensation costs, net of estimated forfeitures, related to non-vested stock options, excluding the 1,150,000 options granted during the six months ended September 30, 2007, which were not approved by the shareholders until October 2, 2007. The Company expects to recognize such costs over a weighted average period of 3.08 years. The total intrinsic value of stock options exercised during the six months ended September 30, 2007 was $681,000. There were no stock options exercised during the six months ended September 30, 2006.
     The Company’s options granted in fiscal year 2008 are denominated in U.S. dollars. Prior year options granted were denominated in Canadian dollars. For convenience, per share amounts stated below from prior periods have been translated to U.S. dollars at the rate of exchange in effect at the balance sheet date. A summary of option activity as of September 30, 2007 and changes during the six months then ended is presented as follows:

		Weighted-
		Average
Stock options outstanding:	Options	Exercise Price
Balance at April 1, 2007	3,605,500	$0.54
Options granted	1,150,000	$1.19
Options exercised	(729,166)	$0.50
Options expired/cancelled	(451,500)	$0.99

Balance at September 30, 2007	3,574,834	$0.78

Exercisable at September 30, 2007	1,373,334	$0.64

(3) Inventories
     Inventories consist of the following (in thousands):

	September 30,	March 31,
	2007	2007
Raw materials	$997	$1,618
Finished goods	12,864	11,186

Inventories	$13,861	$12,804

(4) Intangible Assets
     Intangible assets are summarized as follows (in thousands):

			Net Book	Net Book
		Accumulated	Value at	Value at
		Amortization at	September 30,	March 31,	Useful life
	Cost	September 30, 2007	2007	2007	(years)
Trademarks	$4,336	$2,617	$1,719	$1,762	4-7
Copyrights	514	506	8	86	5
Customer relationships	265	—	265	—	2
Product lines	77	—	77	—	2
Website	457	457	—	—	4

Intangible assets	$5,649	$3,580	$2,069	$1,848

(5) Bank Loan
     The Company has a Credit Facility with Wachovia Capital Finance Corporation (Central) (“Wachovia”) to borrow up to $35 million under a revolving line of credit subject to the availability of eligible collateral (accounts receivable and inventories), which changes throughout the year. The term of the Credit Facility will expire on October 30, 2009. The line of credit accrues interest on the daily outstanding balance at the U.S. prime rate plus 0.25% per annum. At September 30, 2007 the interest rate was 8.50%. The Company is also required to pay a monthly service fee of $1,000 and an unused line fee equal to 0.25% of the unused portion of the loan. Borrowings under the Credit Facility are secured by a first priority interest in the inventories, equipment, accounts receivable and investment properties of Mad Catz, Inc. (“MCI”) and by a pledge of all of the capital stock of the Company’s subsidiaries and is guaranteed by the Company. The Company is required to meet a quarterly covenant based on the Company’s net income before interest, taxes, depreciation and amortization (EBITDA). The Company was in compliance with this covenant as of September 30, 2007.

(6) Legal Proceedings
     On or about May 2, 2005, Mad Catz, Inc. (“MCI”) was served with a lawsuit filed by Freedom Wave LLC in the United States District Court for the Central District of California entitled, Freedom Wave LLC. v. Mad Catz, Inc. et al., Case No CV5 2954NM (PLAx). The complaint alleged that certain MCI products infringe U.S. patent numbers 6,878,066 and 6,280,327 (“ ‘327 Patent”). MCI answered, denying the allegation in the complaint. The ‘327 patent was under reexamination by the patent and trademark office, and the parties agreed that until the reexamination was complete, the case should be dismissed, without prejudice to Freedom Wave refiling its claims at a later date. The reexamination has been completed and on November 14, 2006 Freedom Wave LLC refiled the lawsuit against the Company. On August 2, 2007, the Company and Freedom Wave executed a Settlement and Intellectual Property License Agreement under which the parties agreed that the lawsuit would be dismissed. The Company’s obligations under this agreement are (i) to pay a one-time licensing fee/royalty of $102,500 for certain products sold prior to the effective date of the agreement, and (ii) to pay an ongoing royalty of $0.40 per net unit sold during the term of the agreement. The one-time licensing fee/royalty of $102,500 was paid on August 9, 2007. The Company’s obligations under the agreement will continue until the date on which the last of the licensed patents expires, March 15, 2024, unless otherwise terminated under the provisions of the agreement.
(7) Comprehensive Income (Loss)
     SFAS No. 130, Reporting Comprehensive Income, requires classification of other comprehensive income in a financial statement and display of other comprehensive income separately from retained earnings and additional paid-in capital. Other comprehensive income includes primarily foreign currency translation adjustments and unrealized gains (losses) on investments.
     Comprehensive income (loss) for the three and six months ended September 30, 2007 and 2006 consists of the following components (in thousands):

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Net income (loss)	$872	$196	$690	$(680)
Foreign currency translation adjustment	397	174	367	1,396

Comprehensive income	$1,269	$370	$1,057	$716

The foreign currency translation adjustments are not adjusted for income taxes as they relate to indefinite investments in non-U.S. subsidiaries.
(8) Basic and Diluted Net Income (Loss) per Share
     Basic earnings per share exclude any dilutive effects of stock options. Diluted earnings per share include the impact of dilutive stock options. Common stock-based equity instruments equivalent to 873,334 and 550,055 shares for the three and six month periods ended September 30, 2007, respectively, were not included in the calculations of diluted net income per common share because the effect of these instruments was anti-dilutive. During the three and six months ended September 30, 2007, there were dilutive securities of 906,790 and 866,699, respectively. During the three and six months ended September 30, 2006 there were no dilutive securities, due to the exercise price of the options being greater than the average market price of the Company’s common stock during both periods.

     The following table sets forth the computation of basic and diluted net income per common share for the three and six month periods ended September 30, 2007 and 2006 (in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Net income	$872	$196	$690	$(680)

Weighted average common shares outstanding—basic	54,970	54,244	54,664	54,244

Net income per common share—basic	$0.02	$0.00	$0.01	$(0.01)

Weighted average common shares outstanding—basic	54,970	54,244	54,664	54,244
Plus dilutive equity instruments	907	—	867	—

Weighted average common shares outstanding—diluted	55,877	54,244	55,531	54,244

Net income per common share—diluted	$0.02	$0.00	$0.01	$(0.01)

(9) Income Taxes
     In July 2006, the FASB issued Interpretation No. 48 (“FIN 48”) Accounting for Uncertainty in Income Taxes—An Interpretation of FASB Statement No. 109. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes” and prescribes a recognition threshold and measurement attributes for financial statement disclosure of tax positions taken or expected to be taken on a tax return. Under FIN 48, the impact of an uncertain income tax position on the income tax return must be recognized at the largest amount that is more-likely-than-not to be sustained upon audit by the relevant taxing authority. An uncertain income tax position will not be recognized if it has less than a 50% likelihood of being sustained. Additionally, FIN 48 provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.
     Effective April 1, 2007, the Company adopted the provisions of FIN 48. The adoption did not have a material impact to the Company and there was no cumulative effect related to the adoption of FIN 48. The Company recognizes interest and penalties related to unrecognized tax benefits in income tax expense.
     The Company is subject to taxation in the U.S. and various states and foreign jurisdictions. The U.S Federal Income Tax Return of the Company’s U.S. subsidiary, Mad Catz, Inc., for the fiscal year ended March 31, 2005, has been selected for audit by the Internal Revenue Service. The Company has no years under examination by any other state or foreign jurisdiction.
     The Company’s historical tax years are subject to examination by the Internal Revenue Service and various state jurisdictions for fiscal years ended March 31, 2004 to present. With few exceptions, the Company is no longer subject to foreign examinations by tax authorities for fiscal years ended before March 31, 2004.
     The Company does not foresee any material changes to unrecognized tax benefits within the next twelve months.
(10) Geographic Data
     The Company’s sales are attributed to the following geographic regions (in thousands):

	Three months ended		Six months ended
	September 30,		September 30,
	2007	2006	2007	2006
Net sales:
United States	$11,103	$17,432	$20,818	$31,121
Europe	5,062	6,840	9,232	9,302
Canada	663	1,516	1,349	3,397
Other countries	25	—	32	109

	$16,853	$25,788	$31,431	$43,929

     Revenue is attributed to geographic regions based on the location of the customer. During the three and six months ended September 30, 2007, one customer individually accounted for 39% and 35% of the Company’s gross sales, respectively. During the three months ended September 30, 2006, two customers individually accounted for at least 10% of the Company’s gross sales, the first accounted for 32% and the second for 17% for a combined total of 49% of gross sales. During the six months ended September 30, 2006, two customers individually accounted for at least 10% of the Company’s gross sales, the first accounted for 26% and the second for 15% for a combined total of 41% of gross sales.

(11) Acquisition
      On September 7, 2007, the Company acquired certain assets of Joytech from Take-Two Interactive Software, Inc. (NASDAQ: TTWO) for approximately $3 million. Joytech manufacturers third-party video game peripherals and audiovisual accessories with retail distribution in Europe and North America. The acquisition was accounted for as an asset purchase.
     Pursuant to the terms of the agreement, the Company acquired substantially all of Joytech’s assets for an aggregate purchase price of approximately $3 million, which was paid in cash, funded from cash resources and borrowings under its existing credit facility. Additionally, the purchase price includes $550,000 which is held in an escrow account and will be available to satisfy any Company claims for indemnification through June 2008. The total purchase price, including transaction expenses of approximately $51,000, has been preliminarily allocated to tangible and intangible assets acquired based on estimated fair values.
     The total purchase price of the acquisition was as follows (in thousands):

Cash paid for Joytech business	$2,932
Transaction costs	51

Total purchase price	$2,983

The transaction costs incurred by the Company primarily consist of fees for attorneys and travel expenses directly related to the transaction.
The total purchase price has been preliminarily allocated, using the residual value method, based on the fair value of the assets acquired as of September 7, 2007 as follows (in thousands):

Fair value of tangible assets acquired and liabilities assumed:
Property and equipment	$357
Inventories	2,060

2,417

Fair value of identifiable intangible assets acquired:
Product lines	77
Customer relationships	265
Trademarks	224

566

Total fair value of assets acquired	$2,983

The Company expects to finalize the purchase price allocation of the fair value of the assets acquired in the third quarter of fiscal year 2008.
(12) Subsequent Events
     On November 13, 2007, the Company signed a definitive agreement to purchase Saitek , a provider of PC games peripherals, for $30 million. Under the terms of the agreement, the $30 million purchase consideration is subject to working capital adjustment and is comprised of $15.5 million in cash from Mad Catz’ cash on hand and borrowings under the Company’s existing credit facility, as well as the issuance to the seller by Mad Catz of $14.5 million of convertible notes. The notes bear interest at a rate of 7.5% payable at maturity and are convertible at the seller’s option into common shares of Mad Catz Interactive, Inc. at $1.42 per share. The conversion price represents a 15% premium to the average closing share price of MCZ shares over the last 15 trading days. $4.5 million of the notes mature in two years and $10 million of the notes mature in three years.
     The strategic combination will broaden the product lines the Company offers, expand the Company’s geographic presence and will allow the Company to provide a more comprehensive product suite to its customers.
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     This section contains forward-looking statements involving risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors including those set out under Forward-looking Statements herein and in “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended March 31, 2007 and in Part II Other Information — Item 1A. Risk Factors in this Quarterly Report on Form 10-Q. The following discussion should be read in conjunction with our consolidated financial statements and related notes included in this Form 10-Q and in our Annual Report on Form 10-K for the fiscal year ended March 31, 2007.

Overview
Our Business
     We are a leading provider of video game accessories and software primarily marketed under the Mad Catz, GameShark and Joytech brands; we also produce a limited range of products which are marketed on a “private label” basis for selected customers. We design, manufacture (primarily through third parties in Asia), market and distribute accessories for all major video game platforms, including the Microsoft Xbox 360 and Xbox; Nintendo Wii, GameCube, DS Lite, DS, Game Boy Advance SP, Game Boy Advance, and Micro; and Sony PlayStation 3, PlayStation 2 and PSP. Our products include video game accessories, such as control pads, steering wheels, joysticks, memory cards, video cables, light guns, dance pads, microphones, car adapters and carry cases. We also market video game enhancement software and publish video games.
     In September 2007, the Company acquired certain assets of Joytech from Take-Two Interactive Software, Inc. (NASDAQ: TTWO) for approximately $3 million. The assets acquired include inventories, property and equipment and intangible assets such as trademarks, customer relationships and product lines. The Company expects to finalize the purchase price allocation of the fair value of the assets acquired in the third quarter of fiscal year 2008.
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
Potential Fluctuations in Foreign Currency
     During the first six months of fiscal 2008, approximately 34% of total net sales were transacted outside of the United States compared to 29% in the first six months of fiscal 2007. The majority of our international business is presently conducted in currencies other than the U.S. dollar. As such we are exposed to translation adjustments when converting under the current rate method our foreign subsidiaries functional currency financial statements to U.S. dollar, which is our reporting currency. Translation adjustments are reported as accumulated other comprehensive income in the shareholders’ equity section of the balance sheet; whereas, foreign currency transaction gains and losses, arising from normal business operations are credited to or charged against earnings in the period incurred. As a result, fluctuations in the value of the currencies in which business is conducted relative to the U.S. dollar or the subsidiaries respective functional currencies will cause currency transaction gains and losses, which we have experienced in the past and continue to experience. Due to the substantial volatility of currency exchange rates, among other factors, we cannot predict the effect of exchange rate fluctuations upon future operating results. There can be no assurances that we will not experience currency losses in the future. We do not hedge against foreign currency exposure and we cannot predict the effect foreign currency fluctuations will have on us in the future.
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
     Our customer base is highly concentrated and a deterioration of a significant customer’s financial condition, or a decline in general economic conditions could cause actual write-offs to be materially different from the estimated allowance. As of September 30, 2007, one customer represented 46% of total accounts receivable. The customers comprising the ten highest outstanding trade receivable balances accounted for approximately 85% to total accounts receivable at September 30, 2007. If any of these customer’s receivable balances should be deemed uncollectible, we would have to make adjustments to our allowance for doubtful accounts, which could have an adverse affect on our financial condition and results of operations in the period the adjustments are made.
Inventory Valuation
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
     We have not made any significant changes in the methodology or assumptions used to establish our inventory write-downs as reported during the past three fiscal years. We do not believe there is a reasonable likelihood that there will be a significant change in the future methodology or assumptions we use to calculate our inventory write-downs. However, if our estimates regarding market value are inaccurate, or changes in consumer demand affect specific products in an unforeseen manner, we may be exposed to additional increases in our inventory write-downs that could be material.
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
RESULTS OF OPERATIONS
Net Sales
     From a geographical perspective, our net sales for the three and six months ended September 30, 2007 and 2006 were as follows (in thousands):

	Three months ended September 30,				$	%
	2007	% of total	2006	% of total	Change	Change
United States	$11,103	66%	$17,432	68%	$(6,329)	(36.3)%
Europe	5,062	30%	6,840	26%	(1,778)	(26.0)%
Canada	663	4%	1,516	6%	(853)	(56.3)%
Other countries	25	0%	—	0%	25	N/A

Consolidated net sales	$16,853	100%	$25,788	100%	$(8,935)	(34.6)%

	Six months ended September 30,				$	%
	2007	% of total	2006	% of total	Change	Change
United States	$20,818	66%	$31,121	71%	$(10,303)	(33.1)%
Europe	9,232	30%	9,302	21%	(70)	(0.8)%
Canada	1,349	4%	3,397	8%	(2,048)	(60.3)%
Other countries	32	0%	109	0%	(77)	(70.7)%

Consolidated net sales	$31,431	100%	$43,929	100%	$(12,498)	(28.5)%

     For the three months ended September 30, 2007, consolidated net sales decreased 34.6% as compared to the three month period ended September 30, 2006. Net sales decreased in the U.S., Europe and Canada due primarily to a continuing transition in the adoption cycle for the next generation platforms (XBox 360, Playstation 3 and Nintendo Wii) and our strategic change in focus to selling higher quality, higher margin product lines. In addition, sales of our Real World Golf software product which was launched last year have declined.
     For the six months ended September 30, 2007, consolidated net sales decreased 28.5% as compared to the six months ended September 30, 2006. The decrease in net sales is primarily due to the factors discussed above.

     Our sales by product group for the three and six months ended September 30, 2007 and 2006 were as follows:

	Three months ended
	September 30,
	2007	2006
Xbox 360	25%	17%
PlayStation 2	17%	33%
PlayStation 3	13%	0%
Handheld Consoles(a)	18%	17%
GameCube	8%	11%
Xbox	7%	10%
Wii	4%	0%
All Others	8%	12%

Total	100%	100%

	Six months ended
	September 30,
	2007	2006
Xbox 360	20%	14%
PlayStation 3	18%	0%
Handheld Consoles(a)	18%	16%
PlayStation 2	16%	33%
Xbox	6%	13%
GameCube	7%	11%
Wii	5%	0%
All Others	10%	13%

Total	100%	100%

(a)	Handheld consoles include Sony PSP and Nintendo Game Boy Advance, Game Boy Advance SP, DS, DS Lite, DS Micro and iPod.
     Our sales by product category for the three and six months ended September 30, 2007 and 2006 were as follows:

	Three months ended
	September 30,
	2007	2006
Control pads	36%	44%
Bundles	14%	12%
Software(b)	6%	12%
Accessories	24%	13%
Steering wheels	2%	5%
Memory	3%	4%
All others	15%	10%

Total	100%	100%

	Six months ended
	September 30,
	2007	2006
Control pads	38%	42%
Bundles	13%	10%
Software(b)	8%	19%
Accessories	21%	10%
Steering wheels	3%	6%
Memory	2%	3%
All others	15%	10%

Total	100%	100%

(b)	Software includes game enhancement software in addition to published and distributed video game software with related accessories.
Gross Profit
     Gross profit is defined as net sales less cost of sales. Cost of sales consists of product costs, cost of licenses and royalties, cost of freight-in and freight-out and distribution center costs, including depreciation and other overhead.
     The following table presents net sales, cost of sales and gross profit for the three and six months ended September 30, 2007 and 2006 (in thousands):

	Three months ended September 30,
		% of Net		% of Net	$	%
	2007	Sales	2006	Sales	Change	Change
Net sales	$16,853	100.0%	$25,788	100.0%	$(8,935)	(34.6)%
Cost of sales	11,900	70.6%	20,218	78.4%	(8,318)	(41.2)%

Gross profit	$4,953	29.4%	$5,570	21.6%	$(617)	(11.0)%

	Six months ended September 30,
		% of Net		% of Net	$	%
	2007	Sales	2006	Sales	Change	Change
Net sales	$31,431	100.0%	$43,929	100.0%	$(12,498)	(28.5)%
Cost of sales	21,799	69.4%	34,812	79.2%	(13,013)	(37.4)%

Gross profit	$9,632	30.6%	$9,117	20.8%	$515	5.7%

     Gross profit for the three months ended September 30, 2007 decreased 11.0%, while gross profit as a percentage of net sales, or gross profit margin, increased from 21.6% to 29.4%. The increase in gross profit margin was primarily due to a reduction in sales of low margin and unprofitable products and an increase in sales of higher margin products, which increased profit margin by approximately 14 percentage points. A reduction in freight expense due to a higher mix of direct imports to customers increased profit margin by approximately 1 percentage point. These increases in profit margin were offset by an increase in inventory write-downs which decreased profit margin by approximately 3 percentage points, an increase in distribution and handling costs which decreased profit margin by 2 percentage points, and an increase in royalty and license expenses, which decreased profit margin by approximately 1 percentage point.
     Gross profit for the six months ended September 30, 2007 increased 5.7%, while gross profit as a percentage of net sales, or gross profit margin, increased from 20.8% to 30.6%. The increase in gross profit margin was primarily due to a reduction in sales of low margin and unprofitable products and an increase in sales of higher margin products, which increased profit margin by approximately 12 percentage points. A reduction in freight expense due to a higher mix of direct imports to customers increased profit margin by approximately 1 percentage point. A decrease in sales discounts and allowances also increased profit margin by approximately 1 percentage point, while a reduction in royalty and license expenses increased profit margin by approximately 1 percentage point. These increases in profit margin were offset by an increase in inventory reserves which decreased profit margin by approximately 2 percentage points, and a decrease in distribution and handling costs which decreased profit margin by 2 percentage points.
Operating Expenses
     Operating expenses for the three and six months ended September 30, 2007 and 2006 were as follows (in thousands):

	Three months ended September 30,
		% of Net		% of Net	$	%
	2007	Sales	2006	Sales	Change	Change
Sales and marketing	$1,946	11.5%	$2,049	7.9%	$(103)	(5.0)%
General and administrative	1,477	8.8%	2,397	9.3%	(920)	(38.4)%
Research and development	299	1.8%	485	1.9%	(186)	(38.4)%

Total operating expenses	$3,722	22.1%	$4,931	19.1%	$(1,209)	(24.5)%

	Six months ended September 30,
		% of Net		% of Net	$	%
	2007	Sales	2006	Sales	Change	Change
Sales and marketing	$3,679	11.7%	$4,593	10.4%	$(914)	(19.9)%
General and administrative	4,277	13.6%	4,337	9.9%	(60)	(1.4)%
Research and development	613	2.0%	704	1.6%	(91)	(12.9)%

Total operating expenses	$8,570	27.4%	$9,634	21.9%	$(1,06)	(11.0)%

     Sales and Marketing Expenses. Sales and marketing expenses consist primarily of payroll, commissions, participation at trade shows and travel costs for our worldwide sales and marketing staff, advertising expense and costs of operating our GameShark.com website. The decrease in sales and marketing expense of 0.5% for the three months ended September 30, 2007 is primarily due to decreased cooperative advertising expenses related to the decrease in total sales. The decrease in sales and marketing expense of 19.9% for the six months ended September 30, 2007 is due primarily to a decrease in advertising expenses related to our software product which was launched in the first quarter of fiscal 2007.
     General and Administrative. General and administrative expenses include salaries and benefits for our executive and administrative personnel, facilities costs and professional services, such as legal and accounting. The decrease in general and administrative expense of 38.4% for the three months ended September 30, 2007 is primarily due to decreased legal expenses and decreased stock based compensation expense. In the quarter ended September 30, 2006, we had ongoing litigation and a one time charge to stock based compensation for options granted with immediate vesting. The decrease in general and administrative expense of 1.4% for the six months ended September 30, 2007 is due to decreased legal fees and stock based compensation expenses discussed above partially offset by increased bonus expenses which were expensed in the quarter ended June 30, 2007.

     Research and Development. Research and development expenses include the costs of developing and enhancing new and existing products in addition to the costs of developing software products. The decrease in research and development expenses of 38.4% for the three months ended September 30, 2007 is due to a decrease in software development costs as we are currently not developing game titles, this decrease was partially offset by an increase in development cost of our new audio products. For the six months ended September 30, 2007, research and development expenses decreased 12.9% due primarily to decreased software development as discussed above.
Interest Expense, Foreign Exchange Gain and Other Income
     Interest expense, foreign exchange gain and other income for the three and six months ended September 30, 2007 and 2006 were as follows (in thousands):

	Three months ended September 30,
		% of Net		% of Net	$	%
	2007	Sales	2006	Sales	Change	Change
Interest expense	$(110)	0.7%	$(291)	1.1%	$(181)	(62.2)%
Foreign exchange gain	$307	1.8%	$1	0.0%	$306	30,600%
Other income	$60	0.4%	$72	0.3%	$(12)	(16.7)%

	Six months ended September 30,
		% of Net		% of Net	$	%
	2007	Sales	2006	Sales	Change	Change
Interest expense	$(209)	0.7%	$(564)	1.3%	$(355)	(63.0)%
Foreign exchange gain	$336	1.1%	$163	0.4%	$173	106.1%
Other income	$151	0.5%	$129	0.3%	$22	17.1%
     The decrease in interest expense during the three and six months ended September 30, 2007 is attributable to lower average bank loan balances and a decline in the interest rate during the period. The foreign exchange gains in the three and six months ended September 30, 2007 results from the change of the U.S. dollar and relate to the revaluation of intercompany payables arising from product purchases at the Company’s foreign subsidiaries.
     Other income primarily consists of advertising income from our GameShark.com website and royalties paid by an unrelated third party to distribute our products in Australia. For the three and six months ended September 30, 2007 the increase in other income is primarily due to increased purchases from the unrelated third party distributor in Australia.
Income Tax Expense (Benefit)
     Income tax expense (benefit) for the three and six months ended September 30, 2007 and 2006 was as follows (in thousands):

	Three months ended September 30,
		Effective		Effective	$	%
	2007	Tax Rate	2006	Tax Rate	Change	Change
Income tax expense	$616	40.9%	$225	53.4%	$391	173.7%

	Six months ended September 30,
		Effective		Effective	$	%
	2007	Tax Rate	2006	Tax Rate	Change	Change
Income tax expense (benefit)	$651	47.2%	$(109)	13.8%	$760	697.2%

Income tax expense increased due to the pre-tax income earned for the quarter ended September 30, 2007 which was $1.7 million as compared to $421,000 for the quarter ended September 30, 2006. For the six months ended September 30, 2007 the pre-tax income was $1.5 million as compared to a loss of $788,000 for the six months ended September 30, 2006. The effective tax rate is a blended rate for different jurisdictions in which the Company operates. Our effective tax rate fluctuates depending on the composition of our taxable income between the various jurisdictions in which we do business, including our Canadian subsidiary for which we provide a full valuation allowance against their losses.
Liquidity and Capital Resources
Sources of Liquidity

	As of and for the
	six months ended
	September 30,
(in thousands)	2007	2006	Change
Cash	$3,022	$1,628	$1,394

Percentage of total assets	5.3%	2.2%
Cash used in operating activities	$(2,093)	$(6,146)	$4,053
Cash used in investing activities	$(3,519)	(156)	(3,363)
Cash provided by financing activities	5,970	6,241	(271)
Effects of foreign exchange on cash	314	82	232

Net increase in cash	$672	$21	651

     At September 30, 2007, available cash was approximately $3.0 million compared to cash of approximately $2.4 million at March 31, 2007 and $1.6 million at September 30, 2006. Our primary sources of liquidity include a revolving line of credit (as discussed below under Cash Flows from Financing Activities) and cash on hand at the beginning of the year.
Cash Flows from Operating Activities
     Our cash flows from operating activities have typically included the collection of customer receivables generated by the sale of our products, offset by payments to vendors for materials and manufacture of our products. For the six months ended September 30, 2007, cash used in operating activities was $2.1 million compared to cash used of $6.1 million for the six months ended September 30, 2006. Cash was primarily used for the payment of accounts payable, offset by smaller inventory purchases resulting in a reduction in inventories.
Cash Flows from Investing Activities
     Cash used in investing activities was $3.5 million during the six months ended September 30, 2007 and $0.2 million during the six months ended September 30, 2006. Investing activities consist of capital expenditures to support our operations. The $3.3 million increase of net cash used in investing activities was primarily due to our Joytech asset acquisition.
Cash Flows from Financing Activities
     Cash provided by financing activities during the six months ended September 30, 2007 was primarily the result of borrowings under our line of credit. The Company drew down approximately $3.0 million for the Joytech asset acquisition. For the six months ended September 30, 2007, cash provided by financing activities was $6.0 million compared to cash provided of $6.2 million in the six months ended September 30, 2006. We are focused on effectively managing our overall liquidity position by continuously monitoring expenses and managing our accounts receivable collection efforts.
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
Contractual Obligations and Commitments
     The following summarizes our minimum contractual obligations as of September 30, 2007 (in thousands):

	Payments Due
		Less Than	1-3	3-5
	Total	1 Year	Years	Years
Bank loan (excludes interest)	$6,971	$6,971	$—	$—
Operating leases	1,947	1,061	886	—
Royalty & license guaranteed commitments	264	264	—

Total	$9,182	$8,296	$886	$—

     As of September 30, 2007 and March 31, 2007, we did not have any relationships with unconsolidated entities or financial parties, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As such, we are not exposed to any financing, liquidity, market, or credit risk that could arise if we had engaged in such relationships.
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

	Three months ended		Six months ended
	September 30,		September 30,
(in thousands)	2007	2006	2007	2006
Net income (loss)	$872	$196	$690	$(680)
Adjustments:
Interest expense	110	291	209	564
Income tax expense (benefit)	616	225	651	(109)
Depreciation and amortization	436	504	884	1,015

EBITDA	$2,034	$1,216	$2,434	$790

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

     In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FASB Statement No. 115 (“SFAS No. 159”). This standard permits an entity to choose to measure many financial instruments and certain other items at fair value. Most of the provisions in SFAS No. 159 are elective; however, the amendment to SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities, applies to all entities with available-for-sale and trading securities. The fair value option established by SFAS No. 159 permits all entities to choose to measure eligible items at fair value at specified election dates. A business entity will report unrealized gains and losses on items for which the fair value of the option has been elected in earnings (or another performance indicator if the business entity does not report earnings) at each subsequent reporting date. The fair value option: (a) may be applied instrument by instrument, with a few exceptions, such as investments otherwise accounted for by the equity method; (b) is irrevocable (unless a new election date occurs); and (c) is applied only to entire instruments and not to portions of instruments. SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. The Company does not expect the adoption of SFAS No. 159 to have a material impact on its consolidated financial statements.
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
     Forward-looking statements are not guarantees of performance and are subject to important factors and events that could cause our actual business, prospects and results of operations to differ materially from the historical information contained in this Form 10-Q, and from those that may be expressed or implied by the forward-looking statements. Readers are cautioned that actual results could differ materially from the anticipated results or other expectations expressed in these forward-looking statements for the reasons detailed in Part I — Item 1A. — Risk Factors of our most recent Annual Report on Form 10-K, and in Part II Other Information — Item 1A. Risk Factors of this Quarterly Report on Form 10-Q. The fact that some risk factors may be the same or similar to our past reports filed with the Securities and Exchange Commission means only that the risks are present in multiple periods. We believe that many of the risks listed here and detailed in our other SEC filings are part of doing business in the industry in which we operate, and will likely be present in all periods reported. The fact that certain risks are endemic to the industry does not lessen their significance. The forward-looking statements contained in this report are made as of the date of this report and we assume no obligation to update them or to update the reasons why actual results could differ from those projected in such forward-looking statements. Among others, risks and uncertainties that may affect our business, financial condition, performance, development and results of operations include:
•	Our dependence upon a few large customers, and their continued viability and financial stability, and a few core products to generate a significant portion of our revenues,

•	Our need to constantly change our product mix by introducing new products in response to changing competitive and market conditions, and our need to obtain sufficient retail shelf space at our retailers to display and market our products,

•	Risks associated with the introduction of new video game consoles, including technological compatibility of our products and obsolescence of our older products,

•	Our dependence upon third parties to manufacture, ship and sell our products,

•	Our dependence upon third parties to develop new and enhanced video game consoles and software that promote demand for our products and the commercial acceptance of the new consoles and software,

•	The seasonality of our business, with the bulk of our sales coming in our fiscal third quarter,

•	Regulatory requirements of new laws related to environmental practices in connection with developing, manufacturing and distributing electronics products,

•	Potential political events, particularly in China, that may negatively affect economic conditions generally and our ability to obtain sufficient quantities of our products in a timely and efficient manner,

•	Product liability claims, product defects, recalls and other manufacturing activity risks,

•	Risks related to our pricing, product return, promotion and production practices,

•	Risks related to acquisitions and related integration of acquired businesses.

•	Our ability to negotiate and comply with licensing arrangements with first party manufacturers and other parties that are necessary to manufacture our products,

•	Provisions in some of our supply agreements that could require us to make substantial minimum annual purchases,

•	The impact on our sales of disruptions of shipping and product delivery operations worldwide,

•	Costs associated with defending our intellectual property rights and with defending assertions by other parties that we infringe their intellectual property rights,

•	Risks associated with our international operations,

•	The fact that accounts receivable represent a large portion of our assets and are owed by a few large customers,

•	Our dependence upon the availability of capital under our credit facility to finance our operations,

•	Potential inability to sustain or manage growth, including the failure to continue to develop new products and markets,

•	Our reliance on the use of information technology,

•	Our need to attract, train and retain skilled personnel to manage our business, develop new products and market our products to retailers,

•	The loss of product market share to competitors,

•	Potential adverse effects of domestic and international taxation and transfer pricing regulations, and

•	Fluctuations in the value of foreign currencies against the U.S. dollar.
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
Foreign Currency Exchange Rate Risk.
     A majority of our international business is presently conducted in currencies other than the U.S. dollar and may be exposed to financial market risk resulting from fluctuations in foreign currency exchange rates, particularly the CNY, the Pound Sterling, the Euro and the Canadian dollar. Foreign currency transaction gains and losses arising from normal business operations are credited to or charged against earnings in the period incurred. As a result, fluctuations in the value of the currencies in which we conduct our business relative to the U.S. dollar will cause currency transaction gains and losses, which we have experienced in the past and continue to experience. Due to the substantial volatility of currency exchange rates, among other factors, we cannot predict the effect of exchange rate fluctuations upon future operating results. There can be no assurances that we will not experience currency losses in the future. We do not hedge against foreign currency exposure and we cannot predict the effect foreign currency fluctuations will have on us in the future. We estimate that an immediate 10% adverse change in foreign exchange rates would decrease our reported net income by approximately $1.2 million for the six months ended September 30, 2007.
Interest Rate Risk.
     We are exposed to interest rate risk on borrowings under our Credit Facility. Funds advanced to us pursuant to the Credit Facility bear interest at the U.S. prime rate plus 0.25%. We do not hedge our exposures to interest rate risk. We estimate that an increase of 100 basis points in the interest rate under our Credit Facility would not materially impact reported net income for the six months ended September 30, 2007.
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
PART II — OTHER INFORMATION
Item 1. Legal Proceedings
     Discussion of legal matters is incorporated by reference from Part I, Item 1, Note 6, “Legal Proceedings” of this document, and should be considered an integral part of Part II, Item 1, “Legal Proceedings.”
Item 1A. Risk Factors
     Except as set forth below, there have been no material changes to the risk factors as previously disclosed in our Annual Report on Form 10-K for the fiscal year ended March 31, 2007.
The benefits we anticipate from acquiring the assets of the Joytech business may not be realized in the manner anticipated.
     We acquired certain assets of the Joytech from Take-Two Interactive Software, Inc., with the expectation that the acquisition will resut in various benefits including, among other things, enhanced revenue and profits, greater market presence and development, particularly in Europe, and enhancements to our product portfolio and customer base. We may not realize these benefits, as rapidly as, or to the extent, anticipated by our management. Operations and costs incurred in connection with the integration of our acquisition of the Joytech assets also could have an adverse effect on our business, financial condition and operating results. If these risks materialize, our stock price could be materially adversely affected.
Item 4. Submission of Matters to a Vote of Security Holders.
     We held an Annual and Special Meeting of Shareholders on September 7, 2007, which was adjourned and reconvened on October 2, 2007. The matters voted upon at the meeting included (a) the election of five directors to our Board of Directors, (b) the appointment of KPMG LLP as our Independent Registered Public Accounting Firm and Auditor and the authorization of the Board of Director to approve the Independent Registered Public Accounting Firm and Auditor’s remuneration and (c) the Mad Catz Interactive, Inc. Stock Option Plan — 2007 and the grant under that plan of options to purchase 1,000,000 shares of common stock. The votes cast with respect to these matters were as follows:
1.	Election of Directors

	For	Withhold	Invalid	Non-Votes
Geofrey Myers	40,268,746	1,403,314	0	1
Darren Richardson	39,213,716	2,458,344	0	1
Thomas R. Brown	40,270,596	1,401,464	0	1
Robert J. Molyneaux	40,268,066	1,403,994	0	1
William Woodward	40,194,799	1,477,261	0	1
2.	Proposal to appoint KPMG LLP as the Independent Registered Public Accounting Firm and Auditor of the Company and to authorize the Board of Director to approve the Independent Registered Public Accounting Firm and Auditor’s remuneration.

For	Withhold	Invalid	Invalid
41,082,539	545,522	0	1
3.	Proposal to approve the Mad Catz Interactive, Inc. Stock Option Plan — 2007 and the grant under that plan of options to purchase 1,000,000 shares of common stock.

For	Withhold	Invalid	Invalid
13,906,902	5,206,799	0	22,445,560
Item 5. Other Information
     On November 9, 2007, our Board of Directors approved amendments to our Bylaws to permit us to issue uncertificated shares as required by the American Stock Exchange to enable us to participate in the Direct Registration System for publicly traded securities operated by The Depository Trust Company. The full text of the amendment is filed as Exhibit 3.1.
Item 6. Exhibits
2.1	Asset Purchase Agreement, dated as of September 6, 2007, by and between Mad Catz Interactive, Inc. and Take-Two Interactive Software, Inc. (incorporated by reference to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 11, 2007)
3.1	Amendment to By-Law Number 2 of Mad Catz Interactive, Inc.

10.1	Mad Catz Interactive, Inc. Stock Option Plan — 2007 (incorporated by reference to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 9, 2007)

10.2	Stock Option Agreement under the Mad Catz Interactive, Inc. Stock Option Plan — 2007 (incorporated by reference to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 9, 2007)

31.1	Certification of Registrant’s Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Registrant’s Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Registrant’s Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002. This certification is being furnished solely to accompany this Quarterly Report on Form 10-Q and is not being filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and is not to be incorporated by reference into any filing of the Company.

32.2	Certification of Registrant’s Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002. This certification is being furnished solely to accompany this Quarterly Report on Form 10-Q and is not being filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and is not to be incorporated by reference into any filing of the Company.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MAD CATZ INTERACTIVE, INC.
November 14, 2007	/s/ Darren Richardson
Darren Richardson
President and Chief Executive Officer

November 14, 2007	/s/ Stewart A. Halpern
Stewart A. Halpern
Chief Financial Officer