Form 10-Q
period 2007-12-31
MAD CATZ INTERACTIVE INC
filed 2008-02-19
CIK 1088162

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended December 31, 2007
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☐ NO ☑
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☑
There were 54,973,549 shares of the registrant’s common stock issued and outstanding as of January 31, 2007.

MAD CATZ INTERACTIVE, INC.
FORM 10-Q
FOR THE PERIOD ENDED DECEMBER 31, 2007

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
MAD CATZ INTERACTIVE, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands of U.S. dollars, except share data)

	December 31,	March 31,
	2007	2007
	(unaudited)
Assets
Current assets:
Cash	$10,293	$2,350
Accounts receivable, net of allowances of $6,446 and $3,583 as of December 31, 2007 and March 31, 2007, respectively	30,339	13,937
Other receivables	626	542
Inventories	21,450	12,804
Deferred tax assets	1,282	2,009
Prepaid expense and other current assets	1,376	1,385

Total current assets	65,366	33,027
Deferred tax assets	523	1,801
Other assets	211	86
Property and equipment, net of accumulated depreciation of $5,946 and $5,050 as of December 31, 2007 and March 31, 2007, respectively	2,315	1,658
Intangible assets, net	9,088	1,848
Goodwill	35,575	17,483

Total assets	$113,078	$55,903

Liabilities and Shareholders’ Equity
Current liabilities:
Bank loan	$19,157	$1,345
Accounts payable	28,863	13,509
Accrued liabilities	8,869	3,338
Income taxes payable	917	484

Total current liabilities	57,806	18,676
Notes payable	14,500	—

Total liabilities	72,306	18,676

Shareholders’ equity:
Common stock, no par value, unlimited shares authorized; 54,973,549 and 54,244,383 shares issued and outstanding as of December 31, 2007 and March 31, 2007, respectively	47,699	47,105
Accumulated other comprehensive income	1,566	2,615
Accumulated deficit	(8,493)	(12,493)

Total shareholders’ equity	40,772	37,227

Total liabilities and shareholders’ equity	$113,078	$55,903

See accompanying notes to consolidated financial statements.

MAD CATZ INTERACTIVE, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)
(in thousands of U.S. dollars, except share and per share data)

	Three Months Ended		Nine months Ended
	December 31,		December 31,
	2007	2006	2007	2006
Net sales	$34,274	$36,458	$65,704	$80,387
Cost of sales	21,613	26,181	43,411	60,993

Gross profit	12,661	10,277	22,293	19,394
Operating expenses:
Sales and marketing	3,296	2,404	6,975	6,997
General and administrative	3,102	2,003	7,379	6,340
Research and development	366	375	980	1,079
Amortization	374	—	374	—

Total operating expenses	7,138	4,782	15,708	14,416

Operating income	5,523	5,495	6,585	4,978
Interest expense, net	(372)	(342)	(581)	(906)
Foreign exchange gain, net	251	140	587	303
Other income	177	118	328	247

Income before income taxes	5,579	5,411	6,919	4,622
Income tax expense	2,269	1,722	2,919	1,613

Net income	$3,310	$3,689	$4,000	$3,009

Basic net income per share	$0.06	$0.07	$0.07	$0.06

Diluted net income per share	$0.06	$0.07	$0.07	$0.06

Weighted average shares— basic	54,973,549	54,244,383	54,767,883	54,244,383

Weighted average shares— diluted	55,949,760	54,829,038	55,858,459	54,378,587

See accompanying notes to consolidated financial statements.

MAD CATZ INTERACTIVE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(in thousands of U.S. dollars)

	Nine months Ended
	December 31,
	2007	2006
Cash flows from operating activities:
Net income	$4,000	$3,009
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	1,788	1,508
Amortization of deferred financing fees	25	5
Foreign exchange	(1,041)	(303)
Provision for deferred income taxes	1,278	1,038
Stock-based compensation	250	336
Changes in operating assets and liabilities, net of effects of Joytech and Saitek acquisitions in 2007:
Accounts receivable	(9,146)	(14,681)
Other receivables	856	405
Inventories	(744)	5,777
Income taxes receivable/payable	433	398
Other current assets	933	741
Other assets	(44)	—
Accounts payable	5,313	(1,921)
Accrued liabilities	(149)	409

Net cash provided by (used in) operating activities	3,752	(3,279)

Cash flows from investing activities:
Purchases of property and equipment	(760)	(272)
Proceeds from sale of property and equipment	—	2
Cash paid for Joytech acquisition	(2,983)	—
Cash paid for Saitek acquisition, less cash acquired	(10,214)	—

Net cash used in investing activities	(13,957)	(270)

Cash flows from financing activities:
Increase in bank loan	17,812	5,127
Proceeds from issuance of common stock	345	—

Net cash provided by financing activities	18,157	5,127

Effects of foreign exchange on cash	(9)	(52)

Net increase in cash	7,943	1,526
Cash, beginning of period	2,350	1,607

Cash, end of period	$10,293	$3,133

Supplemental cash flow information:
Income taxes paid	$295	$184

Interest paid	$235	$941

Supplemental disclosures of non-cash investing activities:
Note issued in conjunction with Saitek acquisition	$14,500	—
Fair value of assets acquired in Joytech and Saitek acquisitions:
Accounts receivable and other current assets	13,135	—
Other assets	899	—
Inventories	7,902	—
Assumed liabilities	(13,221)
Intangible assets	8,132	—
Goodwill	18,092

	$34,939	$—

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
     The consolidated financial statements do not include all information and notes necessary for a complete presentation of financial position, results or operations and cash flows in conformity with United States generally accepted accounting principles. Please refer to the Company’s audited consolidated financial statements and related notes for the fiscal year ended March 31, 2007 contained in the Company’s Annual Report on Form 10-K as filed with the United States Securities and Exchange Commission (the “SEC”).
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
     Certain amounts in the consolidated financial statements have been reclassified to conform to the December 31, 2007 presentation.
(2) Acquisitions
      (a) Saitek
     On November 20, 2007, the Company acquired all of the outstanding stock of Winkler Atlantic Holdings Limited (“WAHL”), a private holding company that owns Saitek (“Saitek”), a provider of PC games accessories, PC input devices, multimedia audio products, chess and intelligent games. The Company acquired Saitek to further diversify its products and geographic distribution capabilities. The strategic combination will broaden the product lines the Company offers, expand the Company’s geographic presence and will allow the Company to provide a more comprehensive product suite to its customers. These are among factors that contributed to a purchase price for the Saitek acquisition that resulted in the recognition of goodwill of $18.1 million. The acquisition was recorded using the purchase method of accounting. Thus, the results of operations from Saitek are included in the Company’s consolidated financial statements from the date of acquisition.
     Pursuant to the terms of the agreement, the Company paid WAHL $29.5 million of purchase consideration, subject to a working capital adjustment, which was comprised of $15.0 million of cash, funded from the Company’s cash on hand and borrowings under the existing credit facility, as well as the issuance of $14.5 million of convertible notes. The total purchase price, including transaction costs of approximately $1.5 million and restructuring costs of $1.0 million, has been preliminarily allocated to tangible and intangible assets acquired based on estimated fair values, with the remainder classified as goodwill. As management formulated the plan for the restructuring of Saitek at the time of the acquisition, the restructuring was recorded as purchase price, in accordance with EITF No. 95-3, “Recognition of Liabilities in Connection with a Purchase Business Combination.”
     The total purchase price of the acquisition was as follows (in thousands):

Cash paid	$14,956
Issuance of convertible notes	14,500
Transaction costs	1,500
Restructuring costs	1,000

Total purchase price	$31,956

The transaction costs incurred by the Company primarily consist of fees for attorneys, financial advisors, accountants, and other advisors directly related to the transaction.
The total purchase price has been allocated as follows based on the assets and liabilities acquired as of November 20, 2007 (in thousands):

Fair value of net tangible assets acquired and liabilities assumed:
Accounts receivable and other current assets, excluding inventories	$13,135
Inventories	5,976
Property, plant & equipment	524
Accounts payable and other liabilities	(13,221)

		6,414
Fair value of identifiable intangible assets acquired:
Product lines	3,200
Customer relationships	3,100
Trademarks and tradenames	1,100
Other intangibles	50

		7,450
Goodwill		18,092

Total purchase price		$31,956

     The Company expects to finalize the purchase price allocation of the fair value of the assets acquired within one year of the acquisition date. The goodwill is not deductible for tax purposes.
     The accompanying consolidated statements of operations for the three and nine months ended December 31, 2007 include the operations of Saitek from the date of acquisition. Assuming the acquisition of Saitek had occurred on March 1, 2007 and 2006, the pro forma unaudited results of operations would have been as follows (in thousands):

	Three Months Ended		Nine Months Ended
	December 31,	December 31,	December 31,	December 31,
	2007	2006	2007	2006
Revenue	$46,226	$52,979	$91,086	$110,175
Net income	2,358	2,869	1,275	446
Net income per share:
Basic	$0.04	$0.05	$0.02	$0.00
Diluted	$0.04	$0.05	$0.02	$0.00
          The above pro forma unaudited results of operations do not include pro forma adjustments relating to costs of integration or post-integration cost reductions that may be incurred or realized by the Company in excess of actual amounts incurred or realized through December 31, 2007.
      (b) Joytech
     On September 7, 2007, the Company acquired certain assets of Joytech from Take-Two Interactive Software, Inc. (NASDAQ: TTWO) for approximately $3 million. Joytech manufactures third-party video game peripherals and audiovisual accessories with retail distribution in Europe and North America. The acquisition was accounted for as an asset purchase.
     Pursuant to the terms of the agreement, the Company acquired substantially all of Joytech’s assets for an aggregate purchase price of approximately $3 million, which was paid in cash, funded from cash resources and borrowings under its existing credit facility. Additionally, the purchase price includes $250,000 which is held in an escrow account and will be available to satisfy any Company claims for indemnification through June 2008. The total purchase price, including transaction costs of approximately $51,000, was allocated to tangible and intangible assets acquired based on estimated fair values.

     The total purchase price of the acquisition was as follows (in thousands):

Cash paid for Joytech business	$2,932
Transaction costs	51

Total purchase price	$2,983

     The transaction costs incurred by the Company primarily consist of fees for attorneys and travel expenses directly related to the transaction.
     During the three months ended December 31, 2007, the Company finalized the purchase price allocation of the fair value of the acquired assets. The total purchase price was allocated, using the relative fair value method, based on the fair value of the assets acquired as of September 7, 2007 as follows (in thousands):

Fair value of tangible assets acquired and liabilities assumed:
Property and equipment	$375
Inventories	1,926

2,301

Fair value of identifiable intangible assets acquired:
Product lines	61
Customer relationships	302
Trademarks	257
Other intangibles	62

682

Total fair value of assets acquired	$2,983

(3) Stock-Based Compensation
     On April 1, 2006, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 123R, Share-Based Payment and began recording compensation expense associated with share-based awards made to employees and directors based upon their grant date fair value. The Company records compensation expense on a straight-line basis over the requisite service period of the award, which ranges from zero to four years.
     The fair value of each option award is estimated on the date of grant using the Black-Scholes option valuation model. The expected life of the options is based on a number of factors, including historical exercise experience, the vesting term of the award, the expected volatility of the Company’s stock and an employee’s average length of service. The expected volatility is estimated based on the historical volatility (using daily pricing) of the Company’s stock. The risk-free interest rate is determined on observed interest rates appropriate for the expected term of the stock options. In accordance with SFAS No. 123R, the Company reduces the calculated Black-Scholes value by applying a forfeiture rate, based upon historical pre-vesting option cancellations. Estimated forfeitures are reassessed at each balance sheet date and may change based on new facts and circumstances.
     The following table shows the total stock-based compensation expense, related to all of the Company’s stock options, recognized for the three and nine month periods ended December 31, 2007 in accordance with SFAS No. 123R (in thousands):

	Three Months Ended		Nine months Ended
	December 31, 2007	December 31, 2006	December 31, 2007	December 31, 2006
Stock based employee compensation before tax	$202	$26	$250	$336
Related income tax benefits	—	—	—	—

Stock-based employee compensation, net of tax	$202	$26	$250	$336

     During the three and nine months ended December 31, 2007, the Company granted 1,425,000 stock options under the Mad Catz Interactive, Inc. Stock Option Plan — 2007 (the “2007 Plan”), which the Company’s Board of Directors adopted, and the shareholders approved on October 2, 2007. Therefore, these options did not qualify as grants for accounting purposes until October 2,2007. Total compensation expense for these option awards of $889,000 will be recorded over the requisite service period, which commenced during the three months ended December 31, 2007. The Company granted 2,660,000 stock options during the nine months ended December 31, 2006.
     As of December 31, 2007, there was $1,005,000 of total unrecognized compensation costs, net of estimated forfeitures, related to non-vested stock options. The Company expects to recognize such costs over a weighted average period of 3.29 years. The weighted average remaining contractual term of options outstanding and options exercisable at December 31, 2007 was 8.0 years and 6.8 years, respectively. The total intrinsic value of stock options exercised during the nine months ended December 31, 2007 was $681,000. There were no stock options exercised during the nine months ended December 31, 2006.
     The Company’s options granted in fiscal year 2008 are denominated in U.S. dollars. Prior year options granted were denominated in Canadian dollars. For convenience, per share amounts stated below from prior periods have been translated to U.S. dollars at the rate of exchange in effect at the balance sheet date. A summary of option activity as of December 31, 2007 and changes during the nine months then ended is presented as follows:

		Weighted-
		Average
Stock options outstanding:	Options	Exercise Price
Balance at April 1, 2007	3,605,500	$0.54
Options granted	1,425,000	$1.18
Options exercised	(729,166)	$0.51
Options expired/cancelled	(458,500)	$0.99

Balance at December 31, 2007	3,842,834	$0.81

Exercisable at December 31, 2007	1,854,063	$0.69

(4) Inventories
     Inventories consist of the following (in thousands):

	December 31,	March 31,
	2007	2007
Raw materials	$1,139	$1,618
Finished goods	20,311	11,186

Inventories	$21,450	$12,804

(5) Intangible Assets
     Acquired intangible assets subject to amortization are summarized as follows (in thousands):

			Net Book	Net Book
		Accumulated	Value at	Value at
		Amortization at	December 31,	March 31,	Useful life
	Cost	December 31, 2007	2007	2007	(years)
Trademarks	$5,469	$2,820	$2,649	$1,762	4-15
Copyrights	514	506	8	86	5
Customer relationships	3,402	98	3,304	—	3-6
Product lines	3,261	219	3,042	—	2-3
Other intangibles	112	27	85	—	4
Website	457	457	—	—	4

Intangible assets	$13,215	$4,127	$9,088	$1,848

     Intangible assets, net increased $7,240,000 from March 31, 2007 to December 31, 2007 due to the Saitek and Joytech acquisitions (see Note 2), offset by amortization expense.

(6) Debt
     The Company has a Credit Facility with Wachovia Capital Finance Corporation (Central) (“Wachovia”) to borrow up to $35 million under a revolving line of credit subject to the availability of eligible collateral (accounts receivable and inventories), which changes throughout the year. The term of the Credit Facility will expire on October 30, 2009. The line of credit accrues interest on the daily outstanding balance at the U.S. prime rate plus 0.25% per annum. At December 31, 2007 the interest rate was 7.50%. The Company is also required to pay a monthly service fee of $1,000 and an unused line fee equal to 0.25% of the unused portion of the loan. Borrowings under the Credit Facility are secured by a first priority interest in the inventories, equipment, accounts receivable and investment properties of Mad Catz, Inc. (“MCI”) and by a pledge of all of the capital stock of the Company’s subsidiaries and is guaranteed by the Company. On November 20, 2007, the Credit Facility was amended to make purchased entities “Obligors” under the Credit Facility and include the inventory and accounts of Saitek US in the borrowing base under the Credit Facility. The Company is required to meet a quarterly covenant based on the Company’s net income before interest, taxes, depreciation and amortization (EBITDA). The Company was in compliance with this covenant as of December 31, 2007.
     On November 20, 2007, in connection with the acquisition of Saitek, the Company issued convertible notes with an aggregate principal amount of $14,500,000. The convertible notes bear interest of 7.5% per annum. The first principal and interest payment of $4,500,000 and $2,175,000, respectively, is due on October 31, 2009. The remaining principal and interest payment of $10,000,000 and $750,000, respectively, is due on October 31, 2010. The notes are convertible into common stock of Mad Catz Interactive, Inc. at any time up to the respective maturity date at a fixed conversion price of $1.42 per share. The conversion price represents a 15% premium to the average closing share price of the Company’s stock over the last 15 trading days prior to execution of the Stock Purchase Agreement relating to the Saitek acquisition. If fully converted, the notes would convert into approximately 10,217,744 shares of the Company’s common stock. The Company has the right to redeem the notes at 100% of the principal amount plus accrued interest at any time.
(7) Legal Proceedings
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
(8) Comprehensive Income
     SFAS No. 130, Reporting Comprehensive Income, requires classification of other comprehensive income in a financial statement and display of other comprehensive income separately from retained earnings and additional paid-in capital. Other comprehensive income includes primarily foreign currency translation adjustments.
     Comprehensive income for the three and nine months ended December 31, 2007 and 2006 consists of the following components (in thousands):

	Three Months Ended		Nine months Ended
	December 31,		December 31,
	2007	2006	2007	2006
Net income	$3,310	$3,689	$4,000	$3,009
Foreign currency translation adjustment	(1,417)	(970)	(1,050)	426

Comprehensive income	$1,893	$2,719	$2,950	$3,435

The foreign currency translation adjustments are not adjusted for income taxes as they relate to indefinite investments in non-U.S. subsidiaries.
(9) Basic and Diluted Net Income per Share
     Basic earnings per share exclude any dilutive effects of stock options. Diluted earnings per share include the impact of dilutive stock options. Common stock-based equity instruments, including shares issuable under the Company’s convertible notes, equivalent to 5,683,802 and 2,267,527 shares for the three and nine month periods ended December 31, 2007, respectively, were not included in the calculations of diluted net income per common share because the effect of these instruments was anti-dilutive. There were no anti-dilutive shares for the three and nine month periods ended December 31, 2006.
     The following table sets forth the computation of basic and diluted net income per common share for the three and nine month periods ended December 31, 2007 and 2006 (in thousands, except per share amounts):

	Three Months Ended		Nine months Ended
	December 31,		December 31,
	2007	2006	2007	2006
Net income	$3,310	$3,689	$4,000	$3,009

Weighted average common shares outstanding—basic	54,974	54,244	54,768	54,244

Net income per common share—basic	$0.06	$0.07	$0.07	$0.06

Weighted average common shares outstanding—basic	54,974	54,244	54,768	54,244
Plus dilutive equity instruments	976	585	1,090	134

Weighted average common shares outstanding—diluted	55,950	54,829	55,858	54,378

Net income per common share—diluted	$0.06	$0.07	$0.07	$0.06

(10) Income Taxes
     In July 2006, the FASB issued Interpretation No. 48 (“FIN 48”) Accounting for Uncertainty in Income Taxes. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements in accordance with SFAS No. 109, Accounting for Income Taxes and prescribes a recognition threshold and measurement attributes for financial statement disclosure of tax positions taken or expected to be taken on a tax return. Under FIN 48, the impact of an uncertain income tax position on the income tax return must be recognized at the largest amount that is more-likely-than-not to be sustained upon audit by the relevant taxing authority. An uncertain income tax position will not be recognized if it has less than a 50% likelihood of being sustained. Additionally, FIN 48 provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.
     Effective April 1, 2007, the Company adopted the provisions of FIN 48. The adoption did not have a material impact to the Company and there was no cumulative effect related to the adoption of FIN 48. The Company recognizes interest and penalties related to unrecognized tax benefits in income tax expense.
     The Company is subject to taxation in the U.S. and various states and foreign jurisdictions. The U.S Federal Income Tax Return of the Company’s U.S. subsidiary, MCI, for the fiscal year ended March 31, 2005, is under audit by the Internal Revenue Service. The German Corporate Income Tax Return of the Company’s German subsidiary, Saitek Electronik Vertriebs GmbH, for the fiscal years ended February 28, 2004, 2005, and 2006 is under audit by the German tax authorities. The Company has no years under examination by any state or other foreign jurisdiction.
     The Company’s historical tax years are subject to examination by the Internal Revenue Service and various state jurisdictions for fiscal years ended March 31, 2004 to the present. With few exceptions, the Company is no longer subject to foreign examinations by tax authorities for fiscal years ended before March 31, 2004. Effectively, all of the Company’s newly acquired foreign subsidiaries historical tax years are subject to examination by various foreign tax authorities due to the generation of net operating losses.
     The Company does not foresee any material changes to unrecognized tax benefits within the next twelve months.

(11) Geographic Data
     The Company’s sales are attributed to the following geographic regions (in thousands):

	Three months ended		Nine months ended
	December 31,		December 31,
	2007	2006	2007	2006
Net sales:
United States	$19,440	$26,133	$40,258	$57,254
Europe	13,342	8,193	22,574	17,495
Canada	1,007	2,132	2,356	5,529
Other countries	485	—	516	109

	$34,274	$36,458	$65,704	$80,387

     Revenue is attributed to geographic regions based on the location of the customer. During the three and nine months ended December 31, 2007, one customer individually accounted for 33% and 36% of the Company’s gross sales, respectively. During the three months ended December 31, 2006, two customers individually accounted for at least 10% of the Company’s gross sales, the first accounted for 30% and the second for 20% for a combined total of 50% of gross sales. During the nine months ended December 31, 2006, two customers individually accounted for at least 10% of the Company’s gross sales, the first accounted for 31% and the second for 19% for a combined total of 50% of gross sales.
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
     This section contains forward-looking statements involving risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors including those set out under Forward-looking Statements herein and in “Part I — Item 1A,. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended March 31, 2007 and in “Part II Other Information — Item 1A,. Risk Factors” in this Quarterly Report on Form 10-Q. The following discussion should be read in conjunction with our consolidated financial statements and related notes included in this Form 10-Q and in our Annual Report on Form 10-K for the fiscal year ended March 31, 2007.
Overview
Our Business
     We are a leading provider of video game accessories, PC games accessories, PC input devices, multimedia audio products, chess and intelligent games and software primarily marketed under the Mad Catz, GameShark, Joytech and Saitek brands. We also produce a limited range of products which are marketed on a “private label” basis for selected customers. We design, manufacture (primarily through third parties in Asia), market and distribute accessories for all major video game platforms, including the Microsoft Xbox 360 and Xbox; Nintendo Wii, GameCube, DS Lite, DS, Game Boy Advance SP, Game Boy Advance, and Micro; and Sony PlayStation 3, PlayStation 2 and PSP. Our products include video game accessories, such as control pads, steering wheels, joysticks, memory cards, video cables, light guns, dance pads, microphones, car adapters and carry cases. Our PC accessories include flight simulation controllers and keyboards for PC games. We also market video game enhancement software and publish video games.
     In September 2007, we acquired certain assets of Joytech from Take-Two Interactive Software, Inc. (NASDAQ: TTWO) for approximately $3 million. The assets acquired include inventories, property and equipment and intangible assets such as trademarks, customer relationships and product lines.
     In November 2007, we acquired all of the outstanding stock of a private holding company that owns Saitek, a leading provider of PC games accessories, PC input devices, multimedia audio products, chess and intelligent games, for approximately $32 million, including transaction costs and restructuring accruals totaling $2.5 million. We acquired all of Saitek’s net tangible and intangible assets, including trademarks, tradenames, customer relationships and product lines.

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
Transition to Next-Generation Consoles
     The console video game portion of our business is cyclical, and we believe it is near the end of the hardware platform transition which began with the release of Microsoft’s Xbox 360 in November 2005 and continued with the North American releases of Sony’s PlayStation 3 and Nintendo’s Wii at the end of 2006. In fiscal 2007, we launched a range of accessories compatible with the Xbox 360, PlayStation 3 and Wii video game consoles as well as continued to provide accessories to the significant installed base of current consoles in the marketplace. To date, our ability to release certain products on the new video game consoles has been restricted by technological requirements.
Potential Fluctuations in Foreign Currency
     During the first nine months of fiscal 2008, approximately 39% of total net sales were transacted outside of the United States compared to 29% in the first nine months of fiscal 2007. The majority of our international business is presently conducted in currencies other than the U.S. dollar. As such, we are exposed to translation adjustments when converting under the current rate method our foreign subsidiaries’ functional currency financial statements to U.S. dollar, which is our reporting currency. Translation adjustments are reported as accumulated other comprehensive income in the shareholders’ equity section of the balance sheet; whereas, foreign currency transaction gains and losses, arising from normal business operations are credited to or charged against income in the period incurred. As a result, fluctuations in the value of the currencies in which business is conducted relative to the U.S. dollar or the subsidiaries’ respective functional currencies will cause currency transaction gains and losses, which we have experienced in the past and continue to experience. Due to the substantial volatility of currency exchange rates, among other factors, we cannot predict the effect of exchange rate fluctuations upon future operating results. There can be no assurances that we will not experience currency losses in the future. We do not hedge against foreign currency exposure, and we cannot predict the effect foreign currency fluctuations will have on us in the future.
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
Revenue Recognition
     We evaluate the recognition of revenue based on the applicable provisions of Staff Accounting Bulletin No. 104, Revenue Recognition and on the criteria set forth in Statement of Position 97-2, Software Revenue Recognition. Accordingly, we recognize revenue when (1) there is persuasive evidence that an arrangement with the customer exists, which is generally a customer purchase order, (2) the products are delivered, which occurs when the products are shipped and risk of loss has been transferred to the customer, (3) the selling price is fixed or determinable and (4) collection of the customer receivable is deemed probable. Our payment arrangements with customers typically provide net 30 to 60-day terms.
     Revenue from sales to authorized resellers are subject to terms allowing price protection, certain rights of return, allowances for volume rebates and cooperative advertising. Allowances for price protection are recorded when the price protection program is offered. Allowances for estimated future returns and cooperative advertising are provided for upon recognition of revenue. Such amounts are estimated and periodically adjusted based on historical and anticipated rates of returns, inventory levels and other factors and are recorded as either operating expenses or as a reduction of sales in accordance with Emerging Issues Task Force 01-9, Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor’s Products).
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
Allowance for Doubtful Accounts
     We sell our products in the United States and internationally primarily through retailers. We generally do not require any collateral from our customers. However, we seek to control our credit risk through ongoing credit evaluations of our customers’ financial condition and by purchasing credit insurance on Mad Catz European accounts receivable balances.
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
     Our customer base is highly concentrated and a deterioration of a significant customer’s financial condition, or a decline in general economic conditions could cause actual write-offs to be materially different from the estimated allowance. As of December 31, 2007, one customer represented 34% of total accounts receivable. The customers comprising the ten highest outstanding trade receivable balances accounted for approximately 73% of total accounts receivable at December 31, 2007. If any of these customer’s receivable balances should be deemed uncollectible, we would have to make adjustments to our allowance for doubtful accounts, which could have an adverse effect on our financial condition and results of operations in the period the adjustments are made.

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
     Royalty payments to independent software developers and co-publishing affiliates are payments for the development of intellectual property related to our video game titles. Payments made prior to the establishment of technological feasibility are expensed as research and development. Once technological feasibility has been established, payments made are capitalized and amortized upon release of the product. Additional royalty payments due after the general release of the product are typically expensed as cost of sales at the higher of the contractual or effective royalty rate based on net product sales.
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
     The fair value of each option award is estimated on the date of grant using the Black-Scholes option valuation model. The expected life of the options is based on a number of factors, including historical exercise experience, the vesting term of the award, the expected volatility of our stock and an employee’s average length of service. The expected volatility is estimated based on the historical volatility (using daily pricing) of our stock. The risk-free interest rate is determined on a constant U.S. Treasury security rate with a contractual life that approximates the expected term of the stock options. In accordance with SFAS No. 123R, we reduce the calculated Black-Scholes value by applying a forfeiture rate, based upon historical pre-vesting option cancellations. Estimated forfeitures are reassessed at each balance sheet date and may change based on new facts and circumstances.
RESULTS OF OPERATIONS
Net Sales
     From a geographical perspective, our net sales for the three and nine months ended December 31, 2007 and 2006 were as follows (in thousands):

	Three months ended December 31,				$	%
	2007	% of total	2006	% of total	Change	Change
United States	$19,440	57%	$26,133	72%	$(6,693)	(25.6)%
Europe	13,342	39%	8,193	22%	5,149	62.8%
Canada	1,007	3%	2,132	6%	(1,125)	(52.8)%
Other countries	485	1%	—	0%	485	N/A

Consolidated net sales	$34,274	100%	$36,458	100%	$(2,184)	(6.0)%

	Nine months ended December 31,				$	%
	2007	% of total	2006	% of total	Change	Change
United States	$40,258	61%	$57,254	71%	$(16,996)	(29.7)%
Europe	22,574	34%	17,495	22%	5,079	29.0%
Canada	2,356	4%	5,529	7%	(3,173)	(57.4)%
Other countries	516	1%	109	0%	407	(373.4)%

Consolidated net sales	$65,704	100%	$80,387	100%	$(14,683)	(18.3)%

     For the three months ended December 31, 2007, consolidated net sales decreased 6.0% as compared to the three month period ended December 31, 2006. Net sales of console video game products decreased 18.1%, primarily due to sales of products for the current generation platforms (XBox 360, Playstation 3 and Nintendo Wii) not being sufficient to offset the decline in sales of products for the prior generation platforms and our continued focus on selling higher-quality, higher-margin product lines. The above-mentioned declines in sales were partially offset by the increase of 13.9% due to the Saitek acquisition which primarily increased sales in the Europe region.
     For the nine months ended December 31, 2007, consolidated net sales decreased 18.3% as compared to the nine months ended December 31, 2006. Net sales of console video game products decreased 24.2%, primarily due to the factors discussed above, and were partially offset by the Saitek acquisition, which increased net sales by 6.1%.
     Our sales by product group for the three and nine months ended December 31, 2007 and 2006 were as follows:

	Three months ended
	December 31,
	2007	2006
Xbox 360	16%	19%
PlayStation 2	12%	26%
PlayStation 3	11%	2%
Handheld Consoles(a)	21%	15%
GameCube	6%	12%
Xbox	4%	9%
Wii	6%	1%
PC	15%	—
All Others	9%	16%

Total	100%	100%

	Nine months ended
	December 31,
	2007	2006
Xbox 360	18%	16%
PlayStation 3	15%	1%
Handheld Consoles(a)	19%	15%
PlayStation 2	14%	30%
Xbox	5%	11%
GameCube	7%	11%
Wii	6%	—
PC	8%	—
All Others	8%	16%

Total	100%	100%

(a)	Handheld consoles include Sony PSP and Nintendo Game Boy Advance, Game Boy Advance SP, DS, DS Lite, DS Micro and iPod.

     Our sales by product category for the three and nine months ended December 31, 2007 and 2006 were as follows:

	Three months ended
	December 31,
	2007	2006
Control pads	26%	40%
Bundles	17%	12%
Software(b)	3%	8%
Accessories	12%	16%
Steering wheels	4%	5%
Memory	3%	4%
PC	13%	—
Cable	12%	14%
Audio	5%	—%
All others	5%	1%

Total	100%	100%

	Nine months ended
	December 31,
	2007	2006
Control pads	32%	41%
Bundles	15%	11%
Software(b)	5%	14%
Accessories	14%	13%
Steering wheels	3%	6%
Memory	3%	4%
PC	7%	—
Cable	12%	11%
Audio	5%	—%
All others	4%	—%

Total	100%	100%

(b)	Software includes game enhancement software in addition to published and distributed video game software with related accessories.
Gross Profit
     Gross profit is defined as net sales less cost of sales. Cost of sales consists of product costs, cost of licenses and royalties, cost of freight-in and freight-out and distribution center costs, including depreciation and other overhead.
     The following table presents net sales, cost of sales and gross profit for the three and nine months ended December 31, 2007 and 2006 (in thousands):

	Three months ended December 31,
		% of Net		% of Net	$	%
	2007	Sales	2006	Sales	Change	Change
Net sales	$34,274	100.0%	$36,458	100.0%	$(2,184)	(6.0)%
Cost of sales	21,613	63.1%	26,181	71.8%	(4,568)	(17.4)%

Gross profit	$12,661	36.9%	$10,277	28.2%	$2,384	23.2%

	Nine months ended December 31,
		% of Net		% of Net	$	%
	2007	Sales	2006	Sales	Change	Change
Net sales	$65,704	100.0%	$80,387	100.0%	$(14,683)	(18.3)%
Cost of sales	43,411	66.1%	60,993	75.9%	(17,582)	(28.8)%

Gross profit	$22,293	33.9%	$19,394	24.1%	$2,899	14.9%

     Gross profit for the three months ended December 31, 2007 increased 23.2%, while gross profit as a percentage of net sales, or gross profit margin, increased from 28.2% to 36.9%. The increase in gross profit margin was primarily due to a reduction in sales of low margin and unprofitable products and an increase in sales of higher margin products, which increased profit margin by approximately 7 percentage points. A reduction in royalty and license expenses increased profit margin by approximately 1 percentage point. A decrease in inventory writedowns increased profit margin by approximately 1 percentage point. These increases in profit margin were offset by an increase in distribution and handling costs which decreased profit margin by 1 percentage point. There was an increase in the profit margin of approximately 1 percentage point due to the Saitek acquisition, as Saitek’s products historically generate a slightly higher margin than Mad Catz products.
     Gross profit for the nine months ended December 31, 2007 increased 14.9%, while gross profit as a percentage of net sales, or gross profit margin, increased from 24.1% to 33.9%. The increase in gross profit margin was primarily due to a reduction in sales of low margin and unprofitable products and an increase in sales of higher margin products, which increased profit margin by approximately 10 percentage points. A reduction in freight expense due to a higher mix of direct imports to customers increased profit margin by approximately 1 percentage point. A decrease in sales discounts and allowances also increased profit margin by approximately 1 percentage point, while a reduction in royalty and license expenses increased profit margin by approximately 1 percentage point. These increases in profit margin were offset by an increase in inventory writedowns which decreased profit margin by approximately 2 percentage points, and an increase in distribution and handling costs which decreased profit margin by 2 percentage points. There was an increase in the profit margin of approximately 1 percentage point due to the Saitek acquisition, as Saitek’s products historically generate a slightly higher margin than Mad Catz products.
Operating Expenses
     Operating expenses for the three and nine months ended December 31, 2007 and 2006 were as follows (in thousands):

	Three months ended December 31,
		% of Net		% of Net	$	%
	2007	Sales	2006	Sales	Change	Change
Sales and marketing	$3,296	9.6%	$2,404	6.6%	$892	37.1%
General and administrative	3,102	9.0%	2,003	5.5%	1,099	54.9%
Research and development	366	1.1%	375	1.0%	(9)	(2.4)%
Amortization of intangibles	374	1.1%	—	0.0%	374	n/a

Total operating expenses	$7,138	20.8%	$4,782	13.1%	$2,356	49.3%

	Nine months ended December 31,
		% of Net		% of Net	$	%
	2007	Sales	2006	Sales	Change	Change
Sales and marketing	$6,975	10.6%	$6,997	8.7%	$(22)	(0.3)%
General and administrative	7,379	11.2%	6,340	7.9%	1,039	16.4%
Research and development	980	1.5%	1,079	1.3%	(99)	(9.2)%
Amortization of intangibles	374	0.6%	—	0.0%	374	n/a

Total operating expenses	$15,708	23.9%	$14,416	17.9%	$1,292	9.0%

     Sales and Marketing Expenses. Sales and marketing expenses consist primarily of payroll, commissions, participation at trade shows and travel costs for our worldwide sales and marketing staff, advertising expense and costs of operating our GameShark.com website. The increase in sales and marketing expense of 37.1% for the three months ended December 31, 2007 is primarily due to the Saitek acquisition, which accounted for 28.5% of the increase. Also contributing to the increase was an increase in salaries expense related to an increase in our Mad Catz European sales force, which was partially offset by decreased cooperative advertising expenses related to the decrease in total sales excluding Saitek. The decrease in sales and marketing expense of 0.3% for the nine months ended December 31, 2007 is due primarily to a decrease in advertising expenses related to our software product which was launched in the first quarter of fiscal 2007, partially offset by the Saitek acquisition which accounted for a 9.8% increase. The increase in sales and marketing expenses as a percentage of net sales of 3.0% and 1.9% for the three and nine months ended December 31, 2007, respectively, is partially due to a portion of the sales and marketing expenses being fixed costs with a lower sales volume.
     General and Administrative. General and administrative expenses include salaries and benefits for our executive and administrative personnel, facilities costs and professional services, such as legal and accounting. The increase in general and administrative expense of 54.9% for the three months ended December 31, 2007 is primarily due to the Saitek acquisition, which accounted for 42.0% of the increase. Also contributing to this increase was higher stock-based compensation expense as a result of options granted during the quarter and higher audit fees and bonus expenses as compared to the same quarter of 2006. In the quarter ended December 31, 2006, we had ongoing litigation expenses which partially offset these increases. The increase in general and administrative expense of 16.4% for the nine months ended December 31, 2007 is primarily due to the Saitek acquisition, which accounted for 13.3% of this increase. Also contributing to this increase was an increase in bonus expenses which occurred during the first quarter 2007. Offsetting these increases was the recognition of a one-time charge to stock-based compensation for options granted with immediate vesting during the second quarter of 2006.
     Research and Development. Research and development expenses include the costs of developing and enhancing new and existing products in addition to the costs of developing software products. The decrease in research and development expenses of 2.4% for the three months ended December 31, 2007 is due to a decrease in software development costs as we have no software game titles currently in development in 2007. This decrease was partially offset by the Saitek acquisition, which accounted for a 16.8% increase.

For the nine months ended December 31, 2007, research and development expenses decreased 9.2% due to decreased software development as discussed above, offset by an increase of 5.8% related to the Saitek acquisition.
Interest Expense, Foreign Exchange Gain and Other Income
     Interest expense, foreign exchange gain and other income for the three and nine months ended December 31, 2007 and 2006 were as follows (in thousands):

	Three months ended December 31,
		% of Net		% of Net	$	%
	2007	Sales	2006	Sales	Change	Change
Interest expense	$(372)	1.1%	$(342)	0.9%	$(30)	(8.8)%
Foreign exchange gain	$251	0.7%	$140	0.4%	$111	79.3%
Other income	$177	0.5%	$118	0.3%	$59	50.0%

	Nine months ended December 31,
		% of Net		% of Net	$	%
	2007	Sales	2006	Sales	Change	Change
Interest expense	$(581)	0.9%	$(906)	1.1%	$325	35.9%
Foreign exchange gain	$587	0.9%	$303	0.4%	$284	93.7%
Other income	$328	0.5%	$247	0.3%	$81	32.8%
     The increase in interest expense during the three months ended December 31, 2007 is attributable to an increase in interest expense accrued for the convertible notes payable issued and a higher average balance on our line of credit, both related to the Saitek acquisition, offset by a decline in the line of credit interest rate during the period. The decrease for the nine months ended is primarily due to a decrease in the average line of credit balance outstanding during 2007 compared to 2006 and a decrease in the line of credit interest rate during the period. The foreign exchange gains in the three and nine months ended December 31, 2007 are a result of the change in the U.S. dollar as compared to other currencies.
     Other income primarily consists of advertising income from our GameShark.com website and royalties paid by an unrelated third party to distribute our products in Australia. For the three and nine months ended December 31, 2007, the increase in other income is primarily related to the Saitek acquisition. Saitek represents 63.3% and 30.4% of the increases during the three and nine months periods, respectively.
Income Tax Expense
     Income tax expense for the three and nine months ended December 31, 2007 and 2006 was as follows (in thousands):

	Three months ended December 31,
		Effective		Effective	$	%
	2007	Tax Rate	2006	Tax Rate	Change	Change
Income tax expense	$2,269	40.7%	$1,722	31.8%	$547	31.8%

	Nine months ended December 31,
		Effective		Effective	$	%
	2007	Tax Rate	2006	Tax Rate	Change	Change
Income tax expense	$2,919	42.2%	$1,613	34.9%	$1,306	81.0%
For the quarter ended December 31, 2007, the income tax expense increased primarily due a higher effective tax rate of 40.7% on pre-tax income of $5.6 million, compared to an effective tax rate of 31.8% on pre-tax income of $5.4 million for the quarter ended December 31, 2006. For the nine months ended December 31, 2007, income tax expense increased as a result of an increase in the effective tax rate to 42.2% on pre-tax income of $6.9 million, as compared to an effective tax rate of 34.9% on pre-tax income of $4.6 million for the nine months ended December 31, 2006. The effective tax rate is a blended rate for different jurisdictions in which we operate. Our effective tax rate fluctuates depending on the composition of our taxable income between the various jurisdictions in which we do business, including our Canadian subsidiary and specific Saitek subsidiaries, for which we provide full valuation allowances against their losses.

Liquidity and Capital Resources
Sources of Liquidity

	As of and for the
	nine months ended
	December 31,
(in thousands)	2007	2006	Change
Cash	$10,293	$3,133	$7,160

Percentage of total assets	9.0%	4.1%
Cash provided by (used in) operating activities	$3,752	$(3,279)	$7,031
Cash used in investing activities	(13,957)	(270)	(13,687)
Cash provided by financing activities	18,157	5,127	13,030
Effects of foreign exchange on cash	(9)	(52)	43

Net increase in cash	$7,943	$1,526	$6,417

     At December 31, 2007, available cash was approximately $10.3 million compared to cash of approximately $2.4 million at March 31, 2007 and $3.1 million at December 31, 2006. Our primary sources of liquidity include a revolving line of credit (as discussed below under Cash Flows from Financing Activities) and cash on hand. Cash acquired in conjunction with the Saitek acquisition accounted for an increase of $4.7 million in cash.
Cash Flows from Operating Activities
     Our cash flows from operating activities have typically included the collection of customer receivables generated by the sale of our products, offset by payments to vendors for materials and manufacture of our products. For the nine months ended December 31, 2007, cash provided by operating activities was $3.8 million compared to cash used of $3.3 million for the nine months ended December 31, 2006. Cash was primarily provided by net income and an increase in accounts payable, partially offset by an increase in accounts receivable.
Cash Flows from Investing Activities
     Cash used in investing activities was $14.0 million during the nine months ended December 31, 2007 and $0.3 million during the nine months ended December 31, 2006. Investing activities consist of capital expenditures to support our operations. The increase in net cash used in investing activities is primarily due to the Joytech asset acquisition for $3.0 million and the Saitek acquisition of $10.2 million, net of $4.7 million of cash acquired.
Cash Flows from Financing Activities
     For the nine months ended December 31, 2007, cash provided by financing activities was $18.2 million compared to cash provided of $5.1 million in the nine months ended December 31, 2006. Cash provided by financing activities during the nine months ended December 31, 2007 was primarily the result of borrowings under our line of credit of approximately $2.9 million and $14.9 million for the Joytech and Saitek acquisitions, respectively. We are focused on effectively managing our overall liquidity position by continuously monitoring expenses and managing our accounts receivable collection efforts.
     We maintain a Credit Facility (the “Credit Facility”) with Wachovia Capital Finance Corporation (Central) (“Wachovia”), formerly Congress Financial Corporation (Central), which allows us to borrow up to $35 million under a revolving line of credit, subject to the availability of eligible collateral (accounts receivable and inventories), which changes throughout the year. The term of the Credit Facility will expire on October 30, 2009. The line of credit accrues interest on the daily outstanding balance at the U.S. prime rate plus 0.25% per annum, and must be repaid in United States dollars. In addition, we are required to pay a monthly service fee of $1,000 and an unused line fee equal to 0.25%. The Credit Facility is secured by a first priority security interest in the inventories, equipment, accounts receivable and investment properties of Mad Catz, Inc., our primary operating subsidiary (“MCI”), and a pledge in favor of Wachovia of all of the shares of capital stock of our subsidiaries. The Credit Facility is guaranteed by us and requires us to adhere to specified financial operating guidelines. See Note 6 to the consolidated financial statements included in Item 1. Financial Statements, elsewhere in this Form 10-Q.
     The $14.5 million in convertible notes issued for the Saitek acquisition bear interest at a rate of 7.5% payable at maturity and are convertible at the seller’s option into common shares of Mad Catz Interactive, Inc. at $1.42 per share. The conversion price represents a 15% premium to the average closing share price of MCZ shares over the last 15 trading days prior to execution of the Stock Purchase Agreement relating to the Saitek acquisition. $4.5 million of the notes mature in two years and $10 million of the notes mature in three years
     We believe that our available cash balances, anticipated cash flows from operations and available line of credit will be sufficient to satisfy our operating needs for at least the next twelve months. However, we operate in a rapidly evolving and often unpredictable business environment that may change the timing or amount of expected future cash receipts and expenditures. Accordingly, there can be no assurance that we may not be required to raise additional funds through the sale of equity or debt securities or from additional credit facilities. Additional capital, if needed, may not be available on satisfactory terms, if at all. Furthermore, additional debt financing may contain more restrictive covenants than our existing debt.
Contractual Obligations and Commitments
     The following summarizes our minimum contractual obligations as of December 31, 2007 (in thousands):

	Payments Due
		Less Than	1-3	3-5
	Total	1 Year	Years	Years
Bank loan (excludes interest)	$19,157	$19,157	$—	$—
Note payable	14,500	—	14,500	—
Operating leases	2,432	1,292	1,139	1
Royalty & license guaranteed commitments	541	224	317	—

Total	$36,630	$20,673	$15,956	$1

     As of December 31, 2007 and March 31, 2007, we did not have any relationships with unconsolidated entities or financial parties, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As such, we are not exposed to any financing, liquidity, market, or credit risk that could arise if we had engaged in such relationships.
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

	Three months ended		Nine months ended
	December 31,		December 31,
(in thousands)	2007	2006	2007	2006
Net income	$3,310	$3,689	$4,000	$3,009
Adjustments:
Interest expense	372	342	581	906
Income tax expense, net	2,269	1,722	2,919	1,613
Depreciation and amortization	904	493	1,788	1,508

EBITDA	$6,855	$6,246	$9,288	$7,036

Recent Accounting Pronouncements
          In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, Fair Value Measurements (“SFAS 157”), which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 does not require any new fair value measurements, but provides guidance on how to measure fair value by providing a fair value hierarchy used to classify the source of the information. SFAS 157 is effective for fiscal years beginning after November 15, 2007. However, on December 14, 2007, the FASB issued proposed FSP FAS 157-b which would delay the effective date of SFAS 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). This proposed FSP partially defers the effective date of Statement 157 to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years for items within the scope of this FSP. Effective for 2008, we will adopt SFAS 157 except as it applies to those nonfinancial assets and nonfinancial liabilities as noted in proposed FSP FAS 157-b. We are currently evaluating the effect the adoption of SFAS 157 will have on our consolidated financial statements.
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
     In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141R (SFAS No. 141R), Business Combinations. This statement establishes principles and requirements for the reporting entity in a business combination, including recognition and measurement in the financial statements of the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree. This statement also establishes disclosure requirements to enable financial statement users to evaluate the nature and financial effects of the business combination. SFAS No. 141R applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008, and interim periods within those fiscal years. The Company is required to adopt SFAS 141R beginning April 1, 2009, and we are currently evaluating the effect the adoption of SFAS 141R will have on our consolidated financial statements.
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
     Forward-looking statements are not guarantees of performance and are subject to important factors and events that could cause our actual business, prospects and results of operations to differ materially from the historical information contained in this Form 10-Q, and from those that may be expressed or implied by the forward-looking statements. Readers are cautioned that actual results could differ materially from the anticipated results or other expectations expressed in these forward-looking statements for the reasons detailed in “Part I — Item 1A. Risk Factors” of our most recent Annual Report on Form 10-K, and in “Part II Other Information — Item 1A. Risk Factors” of this Quarterly Report on Form 10-Q. The fact that some risk factors may be the same or similar to our past reports filed with the Securities and Exchange Commission means only that the risks are present in multiple periods. We believe that many of the risks listed here and detailed in our other SEC filings are part of doing business in the industry in which we operate, and will likely be present in all periods reported. The fact that certain risks are endemic to the industry does not lessen their significance. The forward-looking statements contained in this report are made as of the date of this report and we assume no obligation to update them or to update the reasons why actual results could differ from those projected in such forward-looking statements. Among others, risks and uncertainties that may affect our business, financial condition, performance, development and results of operations include:
•	Our dependence upon a few large customers, and their continued viability and financial stability, and a few core products to generate a significant portion of our revenues,

•	Risks related to acquisitions and related integration of acquired businesses,

•	Our need to constantly change our product mix by introducing new products in response to changing competitive and market conditions, and our need to obtain sufficient retail shelf space at our retailers to display and market our products,

•	Risks associated with the introduction of new video game consoles, including technological compatibility of our products and obsolescence of our older products,

•	Our dependence upon third parties to manufacture, ship and sell our products,

•	Our dependence upon third parties to develop new and enhanced video game consoles and software that promote demand for our products and the commercial acceptance of the new consoles and software,

•	The seasonality of our business, with the bulk of our sales coming in our fiscal third quarter,

•	Regulatory requirements of new laws related to environmental practices in connection with developing, manufacturing and distributing electronics products,

•	Potential political events, particularly in China, that may negatively affect economic conditions generally and our ability to obtain sufficient quantities of our products in a timely and efficient manner,

•	Product liability claims, product defects, recalls and other manufacturing activity risks,

•	Risks related to our pricing, product return, promotion and production practices,

•	Our ability to negotiate and comply with licensing arrangements with first party manufacturers and other parties that are necessary to manufacture our products,

•	Provisions in some of our supply agreements that could require us to make substantial minimum annual purchases,

•	The impact on our sales of disruptions of shipping and product delivery operations worldwide,

•	Costs associated with defending our intellectual property rights and with defending assertions by other parties that we infringe their intellectual property rights,

•	Risks associated with our international operations,

•	The fact that accounts receivable represent a large portion of our assets and are owed by a few large customers,

•	Our dependence upon the availability of capital under our credit facility to finance our operations,

•	Potential inability to sustain or manage growth, including the failure to continue to develop new products and markets,

•	Our reliance on the use of information technology,

•	Our need to attract, train and retain skilled personnel to manage our business, develop new products and market our products to retailers,

•	The loss of product market share to competitors,

•	Potential adverse effects of domestic and international taxation and transfer pricing regulations, and

•	Fluctuations in the value of foreign currencies against the U.S. dollar.
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
Foreign Currency Exchange Rate Risk.
     A majority of our international business is presently conducted in currencies other than the U.S. dollar and may be exposed to financial market risk resulting from fluctuations in foreign currency exchange rates, particularly the CNY, the Pound Sterling, the Euro and the Canadian dollar. Foreign currency transaction gains and losses arising from normal business operations are credited to or charged against earnings in the period incurred. As a result, fluctuations in the value of the currencies in which we conduct our business relative to the U.S. dollar will cause currency transaction gains and losses, which we have experienced in the past and continue to experience. Due to the substantial volatility of currency exchange rates, among other factors, we cannot predict the effect of exchange rate fluctuations upon future operating results. There can be no assurances that we will not experience currency losses in the future. We do not hedge against foreign currency exposure and we cannot predict the effect foreign currency fluctuations will have on us in the future. We estimate that an immediate 10% adverse change in foreign exchange rates would decrease our reported net income by approximately $1.4 million for the nine months ended December 31, 2007.
Interest Rate Risk.
     We are exposed to interest rate risk on borrowings under our Credit Facility. Funds advanced to us pursuant to the Credit Facility bear interest at the U.S. prime rate plus 0.25%. We do not hedge our exposures to interest rate risk. We estimate that an increase of 100 basis points in the interest rate under our Credit Facility would have only impacted our reported net income for the nine months ended December 31, 2007 by $56,000.
Item 4. Controls and Procedures.
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

Evaluation of Disclosure Controls and Procedures
     As required by Securities and Exchange Commission Rules 13a-15(a) and 13a-15(e), we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer (who is also the Chief Accounting Officer), of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on the foregoing, our Chief Executive Officer and the Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control over Financial Reporting
     There has been no change in our internal control over financial reporting during the period covered by this quarterly report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
PART II — OTHER INFORMATION
Item 1. Legal Proceedings.
     Discussion of legal matters is incorporated by reference from Part I, Item 1, Note 7, “Legal Proceedings” of this document, and should be considered an integral part of Part II, Item 1, “Legal Proceedings.”
Item 1A. Risk Factors
     Except as set forth below, there have been no material changes to the risk factors as previously disclosed in our Annual Report on Form 10-K for the fiscal year ended March 31, 2007.
Acquired companies can be difficult to integrate, disrupt our business and adversely affect our operating results. The benefits we anticipate may not be realized in the manner anticipated.
     We acquired the Joytech assets in September 2007 and Saitek in November 2007 with the expectation that these acquisitions would result in various benefits including, among other things, enhanced revenue and profits, greater market presence and development, particularly in Europe, and enhancements to our product portfolio and customer base. We may not realize these benefits, as rapidly as, or to the extent, anticipated by our management. Operations and costs incurred in connection with the integration of Joytech and Saitek with our other operating subsidiaries also could have an adverse effect on our business, financial condition and operating results. If these risks materialize, our stock price could be materially adversely affected.
     Our acquisitions of Joytech and Saitek, as with all acquisitions, involve numerous risks, including:
•	difficulties in integrating operations, technologies, services and personnel of the acquired companies;

•	potential loss of customers of the acquired companies;

•	diversion of financial and management resources from existing operations;

•	potential loss of key employees of the acquired companies;

•	integrating personnel with diverse business and cultural backgrounds;

•	preserving the development, distribution, marketing and other important relationships of the companies;

•	assumption of liabilities of the acquired companies; and

•	inability to generate sufficient revenue and cost savings to offset acquisition costs.

Our acquisitions may also cause us to:
•	assume certain liabilities;

•	incur additional debt, such as the debt we incurred to fund the acquisitions of Joytech and Saitek

•	make large and immediate one-time write-offs and restructuring and other related expenses;

•	become subject to intellectual property or other litigation; and

•	create goodwill or other intangible assets that could result in significant impairment charges and/or amortization expense.
     As a result, if we fail to properly evaluate, execute and integrate acquisitions such as Saitek and Joytech, our business and prospects may be seriously harmed.
The amount of our outstanding debt may prevent us from taking actions we would otherwise consider in our best interest.
     On November 20, 2007, in connection with the acquisition of Winkler Atlantic Holdings Limited, we issued convertible notes with an aggregate principal amount of $14,500,000. The convertible notes bear interest of 7.5%. The first principal and interest payment of $4,500,000 and $2,175,000, respectively, is due on October 31, 2009. The remaining principal and interest payment of $10,000,000 and $750,000, respectively, is due on October 31, 2010. The notes are convertible into common stock of Mad Catz Interactive, Inc. at any time up to the respective maturity date at a fixed conversion price of $1.42 per share. The conversion price represents a 15% premium to the average closing share price of our stock over the last 15 trading days prior to execution of the Stock Purchase Agreement relating to the Saitek acquisition. If fully converted, the notes would convert into approximately 10,217,744 shares of our common stock. We have the right to redeem the notes at 100% of the principal amount plus accrued interest at any time on or after the issuance of the convertible debt. Pursuant to the terms of the Loan Notes and the Purchase Agreement, the Loan Notes are eligible to be set off in the event of indemnification obligation or claim pursuant to the Purchase Agreement. This debt and the limitations the terms of the Loan Notes impose on us could have important consequences, including:
•	it may be difficult for us to satisfy our obligations under the Loan Notes and our outstanding credit facility;

•	cash that would otherwise be available for potential investments will be used to pay interest on the borrowings outstanding under our working capital facility and may be required to redeem the Loan Notes should such Notes not be converted into Mad Catz common stock prior to maturity;

•	we may be less able to obtain other debt financing in the future;

•	we could be less able to take advantage of significant business opportunities, including acquisitions or divestitures, as a result of debt;

•	our vulnerability to general adverse economic and industry conditions could be increased; and

•	we could be at a competitive disadvantage to competitors with less debt.
Item 4. Submission of Matters to a Vote of Security Holders.
     We held an Annual and Special Meeting of Shareholders on September 7, 2007, which was adjourned and reconvened on October 2, 2007. The matters voted upon at the meeting included (a) the election of five directors to our Board of Directors, (b) the appointment of KPMG LLP as our Independent Registered Public Accounting Firm and Auditor and the authorization of the Board of Directors to approve the Independent Registered Public Accounting Firm and Auditor’s remuneration and (c) the Mad Catz Interactive, Inc. Stock Option Plan — 2007 and the grant under that plan of options to purchase 1,000,000 shares of common stock. The votes cast with respect to these matters were as follows:
1.	Election of Directors

	For	Withhold	Invalid	Non-Votes
Geofrey Myers	40,268,746	1,403,314	0	1
Darren Richardson	39,213,716	2,458,344	0	1
Thomas R. Brown	40,270,596	1,401,464	0	1
Robert J. Molyneaux	40,268,066	1,403,994	0	1
William Woodward	40,194,799	1,477,261	0	1

2.	Proposal to appoint KPMG LLP as our Independent Registered Public Accounting Firm and Auditor of the Company and to authorize the Board of Directors to approve the Independent Registered Public Accounting Firm and Auditor’s remuneration.

For	Withhold	Invalid	Non-Votes
41,082,539	545,522	0	1
3.	Proposal to approve the Mad Catz Interactive, Inc. Stock Option Plan — 2007 and the grant under that plan of options to purchase 1,000,000 shares of common stock.

For	Withhold	Invalid	Non-Votes
13,906,902	5,206,799	0	22,445,560
Item 5. Other Information.
On February 19, 2008, the Company amended its employment arrangement with Whitney Peterson. Mr. Peterson agreed to a five-day work week from his prior four-day work week, and the Company increased his base salary to $251,855.76 per annum and his target bonus under the bonus plan previously reported to 50% of his base salary for fiscal year 2008. The salary increase is effective July 1, 2007.
Item 6. Exhibits.

2.1	Stock Purchase Agreement dated as of November 14, 2007 by and between Guymont Services SA as trustee of The Winkler Atlantic Trust and Mad Catz Interactive, Inc., a company incorporated and existing under the laws of Canada (incorporated by reference to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 20, 2007).

10.1	Consideration Loan Note Instrument dated November 20, 2007 by Mad Catz Interactive, Inc., a company incorporated and existing under the laws of Canada to and in favor of the Noteholders named therein (incorporated by reference to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 20, 2007).

10.2	First Amending Agreement dated as of November 20, 2007 by and between Mad Catz, Inc. and Wachovia Capital Finance Corporation (Central), an Illinois corporation (incorporated by reference to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 20, 2007).

10.3	Pledge and Security Agreement dated November 20, 2007 by Winkler Atlantic Holdings Limited, a British Virgin Islands corporation to and in favor of Wachovia Capital Finance Corporation (Central), and Illinois corporation (incorporated by reference to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 20, 2007).

10.4	Guarantee dated November 20, 2007 by Saitek Industries, Limited, a Delaware corporation, in favor of Wachovia Capital Finance Corporation (Central), and Illinois corporation (incorporated by reference to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 20, 2007).

10.5	General Security Agreement dated November 20, 2007 by Saitek Industries, Limited, a Delaware corporation, in favor of Wachovia Capital Finance Corporation (Central), and Illinois corporation (incorporated by reference to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 20, 2007).

31.1	Certification of Registrant’s Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Registrant’s Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Registrant’s Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002. This certification is being furnished solely to accompany this Quarterly Report on Form 10-Q and is not being filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and is not to be incorporated by reference into any filing of the Company.

32.2	Certification of Registrant’s Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002. This certification is being furnished solely to accompany this Quarterly Report on Form 10-Q and is not being filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and is not to be incorporated by reference into any filing of the Company.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MAD CATZ INTERACTIVE, INC.
February 19, 2008	/s/ Darren Richardson
Darren Richardson
President and Chief Executive Officer

February 19, 2008	/s/ Stewart A. Halpern
Stewart A. Halpern
Chief Financial Officer