Form 10-K
period 2008-03-31
MAD CATZ INTERACTIVE INC
filed 2008-06-30
CIK 1088162

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended March 31, 2008
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to .

Commission file number 001-14944

MAD CATZ INTERACTIVE, INC.
(Exact name of Registrant as specified in its charter)

Canada	Not Applicable
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

7480 Mission Valley Road, Suite 101	92108
San Diego, California	(Zip Code)
(Address of principal executive offices)

Registrant’s telephone number, including area code:
(619) 683-9830

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered

Common Stock, no par value	American Stock Exchange Toronto Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:
None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐     No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.  Yes ☐     No ☑

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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Act).  Yes ☐     No ☑

The aggregate market value of the voting and non-voting common stock held by non-affiliates based on the closing sale price of common stock as reported on the American Stock Exchange on September 28, 2007, the last business day of the second fiscal quarter was $68,973,898.

There were 55,098,549 shares of the registrant’s common stock issued and outstanding as of June 23, 2008.

DOCUMENTS INCORPORATED BY REFERENCE

Part II and Part III incorporates information by reference from the registrant’s definitive proxy statement to be filed with the Securities and Exchange Commission in connection with the solicitation of proxies for the Registrant’s 2008 Annual Meeting of Shareholders.

MAD CATZ INTERACTIVE, INC.

ANNUAL REPORT ON FORM 10-K
FOR THE FISCAL YEAR ENDED MARCH 31, 2008

FORWARD LOOKING STATEMENTS

This Annual Report on Form 10-K and the documents incorporated by reference herein, contain forward-looking statements and forward looking information as defined in applicable Canadian securities legislation (collectively “forward looking statements’), which are prospective and reflect management’s expectations regarding our business, operations, financial performance and business prospects and opportunities. Forward-looking statements are often, but not always, identified by the use of words such as “seek”, “anticipate,” “plan,” “estimate,” “expect” “believe” and “intend” and statements that an event or result “may,” “will,” “should,” “could” or “might” occur or be achieved and other similar expressions together with the negative of such expressions. These forward-looking statements reflect management’s current beliefs and expectations and are based on information currently available to management, as well as its analysis made in light of its experience, perception of trends, current conditions, expected developments and other factors believed to be reasonable and relevant in the circumstances. Specifically, this document contains forward looking statements regarding, among other things, the expected life cycles of video game console systems and the market’s transition to new generation systems, the possibility of price reductions during the current fiscal year to video game console systems and the impact on our business, the expectation of additional competition if new companies enter the market, the increased difficulty in forecasting demand for specific products as we introduce and support additional products and enter additional markets, the possible use of financial hedging techniques, the belief that sufficient funds will be available to satisfy our operating needs for the next twelve months. Forward-looking statements are subject to significant risks, uncertainties, assumptions and other factors, any of which could cause actual results, performance or achievements to differ materially from the results discussed or implied in the forward-looking statements. More detailed information about these risks, uncertainties, assumptions and other factors is provided under Item 1A “Risk Factors.” Investors should not place undue reliance on such forward-looking statements. We assume no obligation to update or alter such forward-looking statements whether as a result of new information, future events or otherwise except as required by law.

Mad Catz, the Mad Catz logo, Joytech, the Joytech logo, Saitek and GameShark are registered trademarks of Mad Catz, Inc., its parent and affiliated companies.

Unless otherwise indicated all dollar references herein are in U.S. dollars.

PART I

Item 1.	Business

In this annual report on Form 10-K, “Mad Catz Interactive, Inc.,” “Mad Catz,” the “Company,” “we,” “us” and “our” refer to Mad Catz Interactive, Inc. and all of our consolidated subsidiaries.

Mad Catz Interactive, Inc. was incorporated under the Canada Business Corporations Act on August 25, 1993 under the name Patch Ventures Inc. and in 1994 acquired all of the issued and outstanding shares of Legacy Manufacturing Corporation and changed its name to Legacy Storage Systems International Inc. In 1996, the Company changed its name to Tecmar Technologies International, Inc. (“Tecmar”). At that time, our principal business consisted of designing and developing data storage systems for networks and workstations and marketing such systems to computer original equipment manufacturers and distributors through several operating subsidiaries.

In 1998, we completed the sale of our operating business, Tecmar, and changed our name to Xencet Investments Inc. To meet the listing requirements of the Toronto Stock Exchange, we acquired all of the outstanding securities of Games Trader Inc., a corporation incorporated under the laws of Ontario, Canada that sold previously played video games. In connection with the acquisition, we changed our name to Games Trader Inc. and later changed our name to GTR Group Inc. in 1999.

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

In September 2007, we acquired certain assets of Joytech from Take-Two Interactive Software, Inc. The assets acquired included inventories, property and equipment and intangible assets such as trademarks, customer relationships and product lines.

In November 2007, we acquired all of the outstanding stock of Winkler Atlantic Holdings Limited (“WAHL”) a private holding company that owned five operating Saitek subsidiaries (“Saitek”). The five operating subsidiaries worked in concert to develop, manufacture, market, sell and distribute PC game accessories, PC input devices, multimedia audio products, chess and intelligent games. We acquired all of Saitek’s net tangible and intangible assets, including trademarks, tradenames, customer relationships and product lines. The acquisition of Saitek is consistent with the Company’s strategy to further diversify its products and geographic distribution capabilities. Saitek is a leading worldwide provider of PC game accessories, PC input devices, multimedia audio products, chess and intelligent games, not previously a part of the Mad Catz product portfolio. In particular, Saitek enjoys a leadership position in flight simulation controllers and has established a strong position in keyboards for PC games, both areas which Mad Catz views as attractive product categories. In addition to representing a strategically complementary product line to Mad Catz’ broad range of console video game offerings, Saitek’s comprehensive range of PC peripherals allows Mad Catz to further strengthen its retail distribution network, particularly in Europe, where Saitek generates more than fifty percent of its revenues. The Company believes that Saitek significantly enhances Mad Catz’ position as one of the world’s leading games peripherals companies and provides the Company an entree into the broader businesses of PC mice, keyboards and speakers and electronic chess and intelligent games. The Company believes that Saitek has world-class product development and sales teams, one of the best brands among consumers in the industry and a diversified portfolio of highly-successful products. In addition, Mad Catz expects that Saitek’s vendor operations personnel in China will not only help us grow Saitek’s PC businesses, but will also support Mad Catz’ continuing growth initiatives on a global basis.

Corporate Structure

We have several direct and indirect operating subsidiaries: (i) MCI, (ii) 1328158 Ontario Inc. (“MCC”), a corporation incorporated under the laws of the Province of Ontario, Canada that sells our products in Canada under the name Mad Catz Canada, (iii) Mad Catz Europe, Limited (“MCE”), a corporation incorporated under the laws of England and Wales that sells our products in Europe, (iv) Mad Catz Interactive Asia Limited (“MCIA”), a

corporation incorporated under the laws of Hong Kong engaged in the engineering, design, contract manufacture and regional sales of our products and (v) Mad Catz Technological Development (Shenzhen) Co., Ltd. (“MCTD”), a corporation incorporated under the laws of the People’s Republic of China engaged in the engineering, design, quality assurance and quality control of our products. In November 2007, we acquired WAHL, which is the holding company for five operating subsidiaries of Saitek located in the United Kingdom, France, Germany, the United States (although the United States entity no longer exists as it was merged into MCI in April 2008) and Hong Kong. We also beneficially own, directly or indirectly, all of the issued and outstanding shares of the following inactive companies: FX Unlimited Inc., a corporation incorporated under the laws of Delaware, Xencet USA, Inc., a corporation incorporated under the laws of Delaware, Singapore Holdings Inc., a corporation incorporated under the laws of Delaware and Mad Catz Limited, a corporation incorporated under the laws of England and Wales.

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

Overview

We design, manufacture (primarily through third parties in Asia), market and distribute accessories for all major video game platforms, the PC and, to a lesser extent the iPod and other audio devices. Our accessories are marketed primarily under the Mad Catz, Saitek, Joytech, GameShark, and AirDrives brands; we also produce for selected customers a limited range of products which are marketed on a “private label” basis. Our products include video game, PC and audio accessories, such as control pads, steering wheels, joysticks, memory cards, video cables, light guns, flight sticks, dance pads, microphones, car adapters, carry cases, mice, keyboards and headsets. We also market video game enhancement products and publish video games.

Our Products

The typical life cycle of successful video game and PC accessories is similar to the life cycle of the relevant platform, which generally ranges from two to ten years. Factors such as competition for access to retail shelf space, changing technology, consumer preferences and seasonality could result in shortening the life cycle for older products, increasing the importance of our ability to release new products on a timely basis. We must frequently introduce new products and revisions to existing products in order to generate new revenues and/or to replace declining revenues from older products. The complexity of new platform technologies has resulted in longer development cycles and the need to carefully monitor and manage the product development process.

In fiscal 2008, approximately 33% of our gross sales was derived from products designed for use with Sony’s video game platforms and handheld products. Sony launched the PlayStation 3 in North America and Japan in late 2006 and in Europe in early 2007. Sony launched the PlayStation 2 in the United States in 2000. In March 2005, Sony entered the North American handheld market with the launch of the Sony PSP handheld video game system, MP3 player and movie player. The PSP launched in Europe in September 2005. In fiscal 2008, products designed for use with the PlayStation 2 accounted for approximately 12% of our gross sales. Sony continues to manufacture and market its PlayStation 2 video game console and has made public statements that it expects the PlayStation 2 to have a life cycle of 10 years, in line with the original PlayStation video game console. In fiscal 2008, products designed for use with the PlayStation 3 accounted for approximately 13% of our gross sales. The PlayStation 3 is backward compatible for games but not accessories. We offer a full line of accessories for the PlayStation 3, which accessories are not licensed by Sony. In fiscal 2008, approximately 8% of our gross sales were derived from products designed for use with the PSP.

In fiscal 2008, approximately 21% of our gross sales was derived from products designed for use with Microsoft’s video game platforms. Microsoft’s Xbox 360 console was launched in North America in November 2005, with launches in Europe and Japan following in December 2005. The Xbox 360 was the successor to Microsoft’s Xbox video game console, which was launched in 2001. In fiscal 2008 sales of Xbox 360 products accounted for approximately 17% of our gross sales and sales of Xbox-compatible products accounted for approximately 4% of our gross sales. As expected, Microsoft discontinued marketing the Xbox during 2006. The Xbox 360 is backward compatible for some games but not accessories. We have entered into a license agreement with Microsoft to produce wired accessories for the Xbox 360.

In fiscal 2008, approximately 23% of our gross sales was derived from products designed for use with Nintendo’s video game platforms and handheld products. Nintendo’s Wii console was launched in North America in November 2006, with launches in Japan and Europe following in December 2006. The Wii console was the successor to Nintendo’s GameCube console, launched in the United States in 2001. In fiscal 2008, approximately 6% of our gross sales was derived from the sale of products designed for use with the Wii console. Although Nintendo discontinued marketing the GameCube platform in 2007, we continue to sell products for the GameCube console. In fiscal 2008, approximately 7% of our gross sales was derived from the sale of products designed for use with the GameCube console. The Wii is backward compatible for GameCube games but is not backward compatible for accessories. We offer unlicensed accessories for the Wii. Nintendo’s Game Boy Advance SP was launched in 2003 and continues to be available in the market. Gross sales of our products designed for this handheld video game system accounted for approximately 1% of our gross sales in fiscal 2007. In 2004, Nintendo launched the Nintendo DS, and in 2006 Nintendo launched the Nintendo DS Lite. Sales of products compatible with these DS systems accounted for approximately 9% of our gross sales in fiscal 2008.

The United States market has been transitioning from the PlayStation 2, Xbox and GameCube generation of consoles to the PlayStation 3, Xbox 360 and Wii generation consoles since the launch of the Microsoft Xbox 360 in November 2005 and PlayStation 3 and Wii consoles through late 2006. Similar to our experience from prior transitions, this industry transition period resulted in a challenging and competitive business environment as sales of products relating to the old generation of consoles decrease in anticipation of the new generation of consoles.

Video game console prices typically are reduced as the products mature in the market place and as the launch of new consoles is anticipated. In the prior generation of video game consoles, the PlayStation 2 and Xbox game consoles launched in the United States with a retail price of $299 and GameCube launched with a retail price of $199. After successive price decreases, the PlayStation 2 system currently retails for $129, while the prior generation of Xbox and GameCube consoles are discontinued. A similar pattern is beginning to emerge with the current generation of video game consoles. In November 2005, Microsoft’s Xbox 360 launched in the United States in two configurations, the Core priced at $299 and the Premium priced at $399, followed up with the launch of the Elite in April 2007 at $480. In August 2007, Microsoft lowered prices of the Core to $280, the Premium to $350 and the Elite to $450, which price levels were still current as of June 2008. Sony’s PlayStation 3 was launched in the United States in November 2006 in two configurations, a 20 GB model priced at $499 and a 60 GB model priced at $599. In July 2007 Sony lowered the price of the 60 GB version to $499, eliminated the 20 GB version and introduced an 80 GB version priced at $599. In October 2007, Sony in effect took another price reduction by eliminating the 60 GB version and introducing a 40 GB version at $400, while at the same time reducing the price of the 80 GB version to $499. Nintendo launched its Wii in the United States in November of 2006 at its current price of $250. Lower console prices usually result in higher unit sales of console systems. Management believes that the more price sensitive “late adopter” consumer that waits for these price reductions before purchasing a system is also more likely to purchase value-priced accessories. Management believes that in fiscal 2009 there may be price reductions on one or more of the video game console systems, but Microsoft, Nintendo or Sony have not announced any intention to do so, and there are no assurances any such price reductions will take place.

In fiscal 2008, approximately 15% of our gross sales was derived from personal computer gaming and other accessories which are marketed and sold under our newly-acquired Saitek brand. Saitek’s products include: PC game controllers, comprised of joysticks, gamepads and steering wheels; PC input devices, comprised primarily of mice, and keyboards with other minor products such as web-cams and hubs; digital media speakers for both PCs and the iPod/MP3 market; and chess and intelligent games, which includes chess and bridge computers and related accessories.

Mad Catz Strategy

During fiscal 2008, the Company’s key initiatives included: the acquisitions of Joytech and Saitek and the integration of those entities into Mad Catz; the launch of its AirDrives and AirDrives for Kids portable audio headsets utilizing the InAir Personal Sound Technology; developing new video game accessories for the prior and current generation consoles, including a line of products for the Sony PlayStation 3 and Nintendo Wii; expanding our product line for the Microsoft Xbox 360; extending and expanding our portfolio of licenses with the addition of high-profile licenses including Rock Band; continuing our efforts to reduce or eliminate unprofitable or low margin product placements; and continuing to expand sales in the European market.

In fiscal 2009, we will focus on:

•	completing the full integration of Saitek into Mad Catz and expanding efforts initiated in fiscal 2008 to combine resources in product development, sales and marketing;

•	launching our initial products under our Rock Band license;

•	continuing the discipline in working capital management and product placement profitability;

•	continuing to expand our portfolio of licensed properties;

•	continuing our efforts to maintain compliance with environmental regulations in all of the jurisdictions in which we do business;

•	continuing to pursue video game publishing opportunities, with a particular emphasis on hardware-software bundles; and

•	identifying strategic opportunities for the expansion of products in adjacent and compatible categories that will best optimize the Company’s infrastructure.

Intellectual Property Needed to Produce our Products

Historically, a majority of our revenue has come from video game accessories that are reverse engineered to work with video game platforms sold by Sony, Nintendo and Microsoft. Some, but not all, of our products that are compatible with these video game platforms have been produced under license agreements pursuant to which we received proprietary and other useful information, as well as the right to use first-party logos.

We currently do not have any license agreements with Sony or Nintendo. All of our current and historic product portfolio can be produced without a license from Sony or Nintendo. However, there is no guarantee that Sony or Nintendo will not alter their technologies to make unlicensed product offerings more difficult, cost prohibitive or impossible to produce. In the event that future Sony or Nintendo video game platforms are developed or altered to become “closed systems” that cannot be reversed engineered, we would not be able to produce, manufacture and market accessories for those platforms without access to the applicable first-party proprietary information. Moreover, if Sony or Nintendo enter into license agreements with companies other than us for these “closed systems,” we would be placed at a substantial competitive disadvantage.

We have a peripheral and compatibility license from Microsoft covering specific product categories, including wired control pads, steering wheels, arcade sticks, flight sticks and dance mats for the Xbox 360 console. The license excludes light guns, cheat cards, memory units, wireless products and hard drives. The license will expire in May 2009. The original term of the license expired in May 2007, but it automatically renews for successive one-year periods unless either party provides written notice of its intention to terminate the license at least 90 days prior to the end of the current term.

From time to time, we acquire intellectual property licenses to augment the commercial appeal of our core products. We must obtain a license agreement before exploiting such intellectual property.

Product Development and Support

We develop products using a group of concept design, production and technical professionals, in coordination with our marketing and finance departments, with responsibility for the entire development and production process including the supervision and coordination of internal and external resources. Our hardware products are typically conceived and designed by our internal teams in San Diego, United Kingdom, China and Hong Kong. For these products we own the industrial design, and in most cases the tools, dies and molds used for production. From time to time, we also acquire the rights to produce and distribute products that are, or will be, independently created by third parties.

In addition, we seek out and engage independent third-party developers to create video games and video game enhancement products on our behalf. Such products are sometimes owned by us, and usually we have unlimited rights to commercially exploit these products. In other circumstances, the third-party developer may retain ownership of the intellectual property and/or technology included in the product and reserve certain exploitation rights. We typically select these independent third-party developers based on their expertise in developing products in a specific category. Each of our third-party developers is under contract with us for specific products. From time to time, we also acquire the license rights to distribute video games that are or will be independently created by third-party publishers. In such cases, the agreements with such publishers provide us with exclusive distribution rights for a specific period of time, often for specified platforms and territories.

In consideration for their services, the independent third-party developer usually receives a royalty, generally based on the net sales of the product that it has developed. Typically, the developer also receives an advance, which we recoup from the royalties otherwise payable to the developer. The advance generally is paid in “milestone” stages. The payment at each stage is tied to the completion and delivery of a detailed performance milestone. Working with an independent developer allows us to reduce our fixed development costs, share development risks with the third-party developer, take advantage of the third-party developer’s expertise in connection with certain categories of products or certain platforms, and gain access to proprietary development technologies.

Manufacturing

Our accessory products are manufactured to our specifications by outsourced factories located predominantly in Shenzhen, China. The use of outsourced manufacturing facilities is designed to take advantage of specific expertise and allow for flexibility and scalability to respond to seasonality and changing demands for our products. Our video game enhancement products are manufactured by outsourced replication companies in the United States, Hong Kong and Europe. In some instances, packaging and final assembly is performed at our distribution facility in California or by outsourced suppliers in the United States or Europe.

Distribution

Our products are sold to many of the world’s largest retailers of interactive entertainment products on a direct basis without the use of intermediaries or distributors. We also appoint distributors in certain territories to service retail accounts not dealt with on a direct basis. We maintain a direct sales force in the United States and Europe. Direct shipping programs with certain customers, whereby the customer receives and takes title of the products directly in Hong Kong, are managed by our Asian operation. We operate a leased 95,000 square foot distribution center in Mira Loma, California which services North American customers and utilize two outsourced distribution centers and related logistics solutions for the European market, one in the United Kingdom and one in Germany. All freight is handled by outsourced transportation companies. We operate information systems, including electronic data interchange (EDI) and integrated warehouse management systems, to remain compliant with the requirements of our mass market retailers.

Principal Markets

The Company operates as one business segment, in the design, manufacture (primarily through third parties in Asia), marketing and distribution of video game and PC accessories and software. In fiscal 2008, approximately 59% of our gross sales were generated by customers, whose retail stores are located in the United States, 36% in Europe, 3% in Canada, and 2% in other countries, including Australia, Japan, Korea, New Zealand and Singapore. In fiscal 2007, approximately 71% of our gross sales were generated by customers whose retail stores are located in the United States, 22% in Europe, 6% in Canada, and less than 1% in other countries. In fiscal 2006, approximately 72% of our gross sales were generated by customers whose retail stores are located in the United States, 19% in Europe, 9% in Canada, and less than 1% in other countries.

Customers

Our products are sold by many of the largest video game and consumer accessories retailers in the world including Army-Air Force Exchange Service (AAFES), Best Buy, Blockbuster Video, Circuit City, GameStop, Hollywood Video, Meijer, Target and Wal-Mart in the United States; Future Shop, GameStop/EB Games, in Canada and ASDA, Argos, Auchan, Carrefour, Curry’s, Dixons, Game, GameStation, GameStop, Karstadt, Media Markt, Micromania, PC World, ProMarkt, and Saturn in Europe.

In fiscal 2008, one of our customers individually accounted for at least 10% of our gross sales. This customer, GameStop Inc., accounted for approximately 33% of our gross sales in fiscal 2008. In fiscal 2007, two of our customers individually accounted for at least 10% of our gross sales. These customers, GameStop and Best Buy Co., together accounted for approximately 50% of our gross sales in fiscal 2007. In fiscal 2006, three of our customers individually accounted for at least 10% of our gross sales. These customers, GameStop (including sales to both GameStop and EB Games prior to their merger, and to the combined company after the merger), Wal-Mart and Target accounted for approximately 60% of our gross sales in fiscal 2006.

Competitive Environment

The primary markets in which we sell our products are the United States, Europe and Canada. These markets are highly competitive, and we expect that we may face increased competition if additional companies enter these markets. Historically, price has been a significant competitive factor for interactive video game and PC accessories. We believe that the other principal competitive factors that historically have affected retailer and consumer choice include value, product features, ease of use and installation, realism in simulation, name brand recognition, product styling and whether the product is licensed. Additional competitive factors from the perspective of the major retailers include margins, service, support, merchandising and promotional support, reliable and timely delivery, track record and electronic data interchange capability. We seek to differentiate our products through superior product design, packaging, product innovation, licensing and branding.

Our principal competitors for video game and PC accessories include first-party manufacturers Microsoft, Nintendo and Sony, and third-party manufacturers including Accessories 4 Technology, ALS, Bensussen Deutsch, Big Ben, Core Gamer, Datel, Electro Source, Gamester, Genius, Griffin Technology, Intec, Jöllenbeck GmbH, Katana Game Accessories, Inc., Logic3, Logitech, Naki, NYKO, Solutions2Go, Speedvision, Thrustmaster and Trust International B.V.

We believe that our products are targeted to a broad demographic group and that the major factors that will provide us with continued viability and competitive edge are licenses, low-cost products, quality, service, brands and retail relationships.

Employees

At March 31, 2008, we had 250 full-time employees in the following locations:

Location

United States	82
United Kingdom	47
Germany	26
France	7
Hong Kong	24
China	64

Total	250

Temporary employees are used in our distribution center in California, especially during the peak shipping months of October through December. Temporary employees during this period generally range between 10 and 20 hourly employees. Our ability to attract and retain qualified personnel is essential to our continued success. None of our employees are covered by a collective bargaining agreement, nor have we ever experienced any work stoppage.

Executive Officers of the Registrant

Our executive officers and their ages as of June 28, 2008, are as follows:

Name	Position	Age

Darren Richardson	President, Chief Executive Officer and Director of Mad Catz Interactive, Inc. and MCI	47
Stewart Halpern	Chief Financial Officer of Mad Catz Interactive, Inc. and MCI	51
Whitney Peterson	Vice President Corporate Development and General Counsel of MCI	43
Jon Middleton	Vice President Business Development of MCI	36

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

Stewart Halpern has been our Chief Financial Officer since January 2007. Prior to joining us, Mr. Halpern served as Head of Finance of Rockstar Games, a division of Take Two Interactive Software, Inc., a publicly-traded video game publisher, since 2005. Prior to his service with Rockstar Games, from 2002 to 2005, Mr. Halpern was Managing Director, Entertainment Equity Research at RBC Capital Markets, where he covered the video game and entertainment industries. In addition, Mr. Halpern has held sell-side equity research positions at Banc of America Securities and ING Barings Furman Selz LLC, and, previously served for eight years in the investment banking department at Credit Suisse First Boston. Mr. Halpern also served for three years as the Chief Financial Officer of Rush Communications. Mr. Halpern earned a Bachelor of Science in Administrative Sciences from Yale College. He also earned a Masters of Public and Private Management degree from Yale School of Management.

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

Jon Middleton has been Vice President Business Development for MCI since April 2004. Prior to joining MCI, Mr. Middleton was founder and Chief Executive Officer of Eight Cylinders, Inc., a video game developer and broadband tools designer which was acquired by On2 Technologies in 2000. Following acquisition by On2 Technologies, Mr. Middleton led all international business development. Prior to founding Eight Cylinders, Mr. Middleton led business development and game publishing activities for Pulse Entertainment, a PC games publisher. Mr. Middleton graduated from Boston College with dual Bachelors of Arts degrees in English and Communication.

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

The vast majority of our sales are generated from a small number of customers. Our top customer accounted for approximately 33% of our gross sales in fiscal 2008, our top two customers accounted for approximately 50% of our gross sales in fiscal 2007 and our top three customers accounted for 60% of our gross sales in fiscal 2006. In fiscal 2008, our largest customer was GameStop Inc. Our top ten customers accounted for approximately 70% of gross sales in fiscal 2008, 82% of gross sales in fiscal 2007 and 75% in fiscal 2006.

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

Video game and PC accessories are widely available from manufacturers and other suppliers around the world. Each of our largest customers has substantially greater resources than we do, and has the ability to directly import or manufacture private-label video game accessories from manufacturers and other suppliers, including from some of our own subcontract manufacturers and suppliers. Our customers may believe that higher profit margins can be achieved if they implement a direct import or private-label program, reducing sales of our products. As a consequence, our sales and profitability could decline significantly.

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

Our financial results are dependent on timely introduction of new products, and any failure or delay in the introduction of new products to the marketplace may have a material adverse effect on our business, results of operations, financial condition and liquidity. Our product mix constantly changes.

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

There are numerous steps required to develop a product from conception to commercial introduction and to ensure timely shipment to retail customers, including designing, sourcing and testing the electronic components, receiving approval of hardware and other third-party licensors, factory availability and manufacturing and designing the graphics and packaging. Any difficulties or delays in the product development process will likely result in delays in the contemplated product introduction schedule. It is common in new product introductions or product updates to encounter technical and other difficulties affecting manufacturing efficiency and, at times, the ability to manufacture the product at all. Although these difficulties can be corrected or improved over time with continued manufacturing experience and engineering efforts, if one or more aspects necessary for the introduction of products are not completed as scheduled, or if technical difficulties take longer than anticipated to overcome, the product introductions will be delayed, or in some cases may be terminated. No assurances can be given that products will be introduced in a timely fashion, and if new products are delayed, our sales and revenue growth may be limited or impaired.

The typical life cycle of successful video game and PC accessories and titles is similar to the life cycle of the relevant game platforms, which historically has ranged from two to ten years. Factors such as competition for access to retail shelf space, consumer preferences and seasonality could result in the shortening of the life cycle for older products and increase the importance of our ability to release new products on a timely basis. We must introduce new products in order to generate new revenues and/or to replace declining revenues from older products. The complexity of new platform technologies has, in some cases, resulted in higher development expenses, longer development cycles, and the need to carefully monitor and plan the product development process.

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

Our business is dependent upon the continued development of new and enhanced video game platforms and software by first-party manufacturers, such as Sony, Microsoft and Nintendo, and video games by software publishers, including but not limited to, Electronic Arts, Activision, THQ, Ubisoft and Take-Two Interactive Software. Our business could suffer if any of these parties fail to develop new or enhanced video game platforms or popular game and entertainment titles for current or future generation platforms. If a platform is withdrawn from the market or fails to sell, we may be forced to liquidate our inventories or accept returns resulting in significant losses.

New game platforms and development for multiple consoles create additional technical and business model uncertainties that could impact our business.

A significant portion of our revenues are derived from the sale of video game accessories for use with proprietary video game platforms, such as the Sony PlayStation 2, PlayStation 3 and PSP; the Microsoft Xbox and Xbox 360; the Nintendo Wii, GameCube, Game Boy Advance, Game Boy Advance SP, and DS. The success of our products is significantly affected by commercial acceptance of such video game platforms and the life cycle of older platforms. In addition, we anticipate that the research and development expenses incurred to develop compatible accessories for new and updated video game platforms may impact our profitability.

If first-party manufacturers choose to design PC or console-based systems that do not operate with third-party accessories and are successful in implementing technological barriers that prevent us from developing, manufacturing, marketing and distributing products for these new game platforms, our ability to continue our current business would be severely limited and our business, financial condition, results of operations and liquidity would be harmed.

Changes to current game platforms or introductions of new game platforms may result in our products becoming inoperable on some game platforms, which would reduce sales of our products and adversely affect our business, results of operations, financial condition and liquidity.

A significant proportion of our revenues are derived from products that are reverse engineered. First-party manufacturers continually update their game platforms to correct problems in the operating systems and reduce costs. These manufacturers also expend significant resources to create new game platforms. During the development of such product updates and new game platforms, manufacturers may implement changes to the design of the new game platforms that render our products inoperable. If our products become inoperable on one or more game platform, our sales may be significantly reduced. Moreover, we may have excess inventories of products that do not operate properly with new game platforms, which would limit our growth and harm our business, results of operations, financial condition and liquidity.

We are subject to various environmental laws and regulations that could impose substantial costs upon us and may adversely affect our business, operating results and financial condition.

Our operations and some of our products are regulated under various federal, state, local and international environmental laws. In addition, regulatory bodies in many of the jurisdictions in which we operate propose, enact and amend environmental laws and regulations on a regular basis. The laws and regulations applying to our business include those governing the discharge of pollutants into the air and water, the management, disposal and labeling of, and exposure to, hazardous substances and wastes and the cleanup of contaminated sites. We are required to incur additional costs to comply with such regulations and may incur fines and civil or criminal sanctions, third-party property damage or personal injury claims, or could be required to incur substantial investigation or remediation costs, if we were to violate or become liable under environmental laws. Liability under environmental laws can be joint and several and without regard to comparative fault. The ultimate costs under environmental laws and the timing of these costs are difficult to predict. Although we cannot predict the ultimate impact of any new laws and regulations, they will likely result in additional costs or decreased revenue, and could require that we redesign or change how we manufacture our products, any of which could have a material adverse effect on our business. To the extent that our competitors choose not to abide by these environmental laws and regulations, we will be at a cost disadvantage, thereby hindering our ability to effectively compete in the marketplace.

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

Demand for our products depends on many factors such as consumer preferences and the introduction or adoption of game platforms and related content, and can be difficult to forecast. Demand for our products may remain stagnant or decrease. We expect that it will become more difficult to forecast demand for specific products as we introduce and support additional products, enter additional markets and as competition in our markets intensifies. If we misjudge the demand for our products, we could face the following problems in our operations, each of which could harm our operating results:

•	If our forecasts of demand are too high, we may accumulate excess inventories of products, which could lead to markdown allowances or write-offs affecting some or all of such excess inventories. We may also have to adjust the prices of our existing products to reduce such excess inventories.

•	If demand for specific products increases beyond what we forecast, our suppliers and third-party manufacturers may not be able to increase production rapidly enough to meet the demand. Our failure to meet market demand would lead to missed opportunities to increase our base of users, damage our relationships with retailers and harm our business.

•	Rapid increases in production levels to meet unanticipated demand could result in increased manufacturing errors, as well as higher component, manufacturing and shipping costs, including increased air freight, all of which could reduce our profit margins and harm our relationships with retailers and consumers.

Our pricing and product return policies and other promotional activities may negatively impact our sales and profitability and harm our business, results of operations, financial condition and liquidity.

Many of our products are value-priced or feature-enhanced versions of products offered by first-party manufacturers. Sales of products that compete with a similar first-party product generally comprise more than half of our gross sales. In the event a first-party manufacturer or other competitor reduces its prices, we could be forced to respond by lowering our prices to remain competitive. If we are forced to lower prices, we may be required to “price protect” the products that remain unsold in our customers’ inventories at the time of the price reduction. Price protection results in us issuing a credit to our customers in the amount of the price reduction for each unsold unit in the customer’s inventory. Our price protection policies, which are customary in the video game industry, can have a major impact on our sales and profitability if we are forced to reduce the price of products for which a large inventory exists. It is also likely that we will experience additional price competition, which may lead to price protection, as we continue to introduce new and enhanced products.

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

Historically, a majority of our revenues have come from the sale of video game accessories for use with video game consoles sold by first-party manufacturers. Some of these products have been produced under license agreements with these first-party manufacturers. Some of these licenses are necessary in order for us to actually produce and sell the products (“license dependent products”), while other licenses have some perceived or actual marketing or sales benefit, but do not dictate whether we can produce the product (“marketing licenses”). Some of these license agreements have expired and others may expire, which could limit our product offerings and significantly reduce our revenues.

On May 12, 2005, we entered into a license agreement with Microsoft Corporation under which we were granted the right to manufacture, market and sell certain peripheral products for the Xbox 360 video game console (“Xbox 360 Agreement”). The products produced pursuant to the Xbox 360 Agreement are license dependent products. The initial term of the Xbox 360 Agreement expired in May 2007, but automatically has renewed for one-year terms through May 2009. The agreement will continue to automatically renew for successive one-year periods unless either party provides written notice of its intention to terminate the license at least 90 days prior to the end of the current term. Should the Xbox 360 Agreement expire, be terminated for cause, or fail to be renewed, our product offerings may be limited thereby significantly reducing our revenues.

The collectability of our receivables depends on the continued viability and financial stability of our retailers and distributors.

Due to the concentration of our sales to large high-volume customers, we maintain individually significant accounts receivable balances with these customers. As of March 31, 2008, our 10 largest accounts receivable balances accounted for approximately 71% of total accounts receivable, and as of March 31, 2007 our 10 largest accounts receivable balances accounted for 80% of total accounts receivables. We generally do not require any collateral from our customers to secure payment of these accounts receivable. However, we do seek to control credit risk through ongoing credit evaluations of our customers’ financial condition and by purchasing credit insurance on certain European retail accounts receivable balances. If any of our major customers were to default in the payment of their obligations to us, our business, financial condition, operating results and cash flows could be adversely affected.

Risks Concerning Our Suppliers

The manufacture and supply of our products is dependent upon a limited number of third parties, and our success is dependent upon the ability of these parties to manufacture and supply us with sufficient quantities of our products and on the continued viability and financial stability of these third-party suppliers.

We rely on a limited number of manufacturers and suppliers for our products. There can be no assurance that these manufacturers and suppliers will be able to manufacture or supply us with sufficient quantities of products to ensure consumer availability. In addition, these parties may not be able to obtain the raw materials or to obtain the energy or oil supply required to manufacture sufficient quantities of our products. Moreover, there can be no assurance that such manufacturers and suppliers will not refuse to supply us with products, and independently market their own competing products in the future, or will not otherwise discontinue their relationships with or support of our Company. Our failure to maintain our existing manufacturing and supplier relationships, or to establish new relationships in the future, could have a material adverse effect on our business, results of operations, financial condition and liquidity. If our suppliers are unable or unwilling for any reason to supply us with a sufficient quantity of our products, our business, revenues, results of operations, financial condition and liquidity would be materially adversely affected. We obtain our GameShark video game enhancement products from third-party suppliers, for which an alternative source may not be available. If any of our key suppliers became financially unstable, our access to these products might be jeopardized, thereby adversely affecting our business, cash flow, financial condition and operational results.

Production levels that do not match demand for our products could result in lost sales or a reduction in our gross margins.

The video game and PC accessories industry is characterized by rapid technological change, frequent new product introductions, short-term customer commitments and rapid changes in demand. We determine production levels based on forecasts of the demand for our products. Actual demand for our products is difficult to forecast. If the actual demand for our products does not match the manufacture of our products, a number of problems could occur, including the loss of potential sales if production cannot be increased to match demand, and additional expenditures necessary to accelerate the production of some products, resulting in lower gross margins. Additionally, if customers find alternative sources of supply to meet their needs, our revenues, results of operations and financial condition could be adversely affected.

Any disruption of shipping and product delivery operations globally could harm our business.

We rely on contract ocean carriers to ship virtually all of our products from Hong Kong to our primary distribution centers in California, Germany and the United Kingdom. Retailers and distributors that take delivery of our products in Hong Kong rely on a variety of carriers to ship those products to their distribution centers and retail outlets. We also rely on a number of sources of ground transportation to deliver our products from our primary distribution centers to our retail customers’ and distributors’ distribution centers and retail outlets. Any disruption or delay in the importation of our products, in the operation of our distribution centers or in the delivery of our products from our primary distribution centers to our retail customers’ and distributors’ distribution centers and retail outlets for any reason, including labor strikes or other labor disputes, terrorism, international incidents or lack of available shipping containers or vehicles, could significantly harm our business and reputation.

Risks of Doing Business Internationally

Any loss of China’s Normal Trade Relations “NTR” with the United States, or any changes in tariffs or trade policies, could increase our manufacturing expenses and make it more difficult for us to manufacture our products in China, if at all.

The majority of our products are manufactured in China and exported from Hong Kong to the United States and worldwide. Our products sold in the United States are currently not subject to United States import duties. However, as a result of opposition to policies of the Chinese government and China’s growing trade surpluses with the United States, there has been, and in the future may be, opposition to the extension of NTR status for China. The loss of NTR status for China, changes in current tariff structures, or adoption in the United States of other trade policies adverse to China could increase our manufacturing expenses and make it more difficult for us to manufacture our products in China, if at all.

Our manufacturing relationships in China may be adversely affected by changes in the political, economic and legal environment in China.

We maintain offices in Hong Kong and in China. The success of our operations in Hong Kong and China is highly dependent on the Chinese government’s continued support of economic reform programs that encourage private investment, and particularly foreign private investment. A change in these policies by the Chinese government could adversely affect us by, among other things, imposing confiscatory taxation, restricting currency conversion, imports and sources of supplies, prohibiting us from manufacturing our products in China, or restricting our ability to ship products from China into Hong Kong, or to ship finished products out of Hong Kong, or otherwise shutting down our offices in Hong Kong and China. Although the Chinese government has chosen economic reform policies to date, no assurance can be given that it will continue to pursue such policies or that such policies will not be significantly altered, especially in the event of a change in leadership or other social or political disruption.

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

There are also uncertainties regarding the interpretation and enforcement of laws, rules and policies in China. The Chinese legal system is based on written statutes, and prior court decisions have limited precedential value. In addition, many laws and regulations are relatively new; and the Chinese legal system is still evolving, resulting in sporadic and inconsistent enforcement and interpretation. The Chinese judiciary is relatively inexperienced in enforcing the laws that exist, leading to additional uncertainty as to the outcome of any litigation. Even where adequate laws exist in China, it may be impossible to obtain swift and equitable enforcement of such laws, or to obtain enforcement of a judgment by a court in a different jurisdiction.

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

We have offices and sales throughout the world. Our registered office and a sales office are in Canada. Our operational headquarters is in San Diego, California. We also have offices in the United Kingdom, France, Germany, China and Hong Kong. Approximately 62% of our gross sales in fiscal year 2008 were generated by customers whose retail locations are in North America, and a substantial majority of our products are manufactured by third parties in Hong Kong and China. The geographical distances between our operations create a number of logistical and communications challenges. These challenges include managing operations across multiple time zones, directing the manufacture and delivery of products across long distances, coordinating procurement of components and raw materials and their delivery to multiple locations, and coordinating the activities and decisions of the management team, which is based in a number of different countries.

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

Intellectual Property Risks

We may be faced with legal challenges related to our products, including that our products infringe third parties’ intellectual property rights. These challenges could cause us to incur significant litigation or licensing expenses or could prohibit us from producing or marketing some or all of our products entirely.

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

Our success depends in part on the use of proprietary technologies. We rely, and plan to continue to rely, on a combination of patents, copyrights, trademarks, trade secrets, confidentiality provisions and licensing arrangements to establish and protect our proprietary rights. We have entered into confidentiality and invention assignment agreements with our employees and contractors, and nondisclosure agreements with selected parties with whom we conduct business to limit access to and disclosure of our proprietary information. These contractual arrangements and the other steps we have taken to protect our intellectual property may not prevent misappropriation of that intellectual property or deter independent third-party development of similar technologies. Monitoring the unauthorized use of proprietary technology and trademarks is costly, and any dispute or other litigation, regardless of outcome, may be costly and time consuming and may divert our management and key personnel from our business operations. The steps taken by us may not prevent unauthorized use of our proprietary technology or trademarks. Many features of our products are not protected by patents; and as a consequence, we may not have the legal right to prevent others from reverse engineering or otherwise copying and using these features in competitive products. If we fail to protect or to enforce our intellectual property rights successfully, our competitive position could suffer, which could adversely affect our financial results.

If our products are copied or “knocked-off,” our sales of these products may be materially reduced and our profitability may be negatively affected.

Occasionally in the video game and PC accessories industry, successful products are “knocked-off” or copied by competitors. While we strive to protect our intellectual property, we cannot guarantee that knock-offs will not occur or that they will not have a significant effect on our business. The costs incurred in protecting our intellectual property rights could be significant, and there is no assurance that we will be able to successfully protect our rights.

Financing Risks

The amount of our outstanding debt may prevent us from taking actions we would otherwise consider in our best interest.

On November 20, 2007, in connection with the acquisition of our Saitek operations, we issued convertible notes with an aggregate principal amount of $14,500,000 (“the Saitek Notes”). The Saitek Notes bear interest at an annual interest rate equal to 7.5%. The first principal and interest payment under the Saitek Notes of $4,500,000 and $701,779, respectively, is due on October 31, 2009. The remaining principal and interest payment under the Saitek Notes of $10,000,000 and $2,451,162, respectively, is due on October 31, 2010. The Saitek Notes are convertible into shares of our common stock of at any time up to the respective maturity date at a fixed conversion price of approximately $1.42 per share, representing a 15% premium to the average closing share price of our stock over the 15 trading days prior to execution of the Stock Purchase Agreement relating to the Saitek acquisition. If fully converted, the Saitek Notes would convert into approximately 10,217,744 shares of our common stock. The debt represented by, the conversion of and the limitations contained in the Saitek Notes could have material consequences on our business, including:

•	it may be difficult to generate sufficient capital to satisfy our obligations under the Saitek Notes and our outstanding credit facility;

•	cash required to repay borrowings under our credit facility and the Saitek Notes, should such Saitek Notes not be converted into equity, may limit our ability to make necessary or desirable capital investments in our business and to take advantage of significant business opportunities, including acquisitions or divestitures;

•	the amounts outstanding under the Saitek Notes and our credit facility may make it more difficult to obtain other debt financing in the future;

•	shares issued upon conversion of the Saitek Notes will represent a large share of our outstanding common stock;

•	the debt obligations represented by the Saitek Notes could make us more vulnerable to general adverse economic and industry conditions; and

•	we could be at a competitive disadvantage to competitors with less debt.

We depend upon the availability of capital under our credit facility to finance our operations. Any additional financing that we may need may not be available on favorable terms, or at all.

In addition to cash flow generated from sales of our products, we finance our operations with a $35.0 million Credit Facility (the “Credit Facility”) provided by Wachovia Capital Finance Corporation (Central) (“Wachovia”), formerly Congress Financial Corporation (Central), an unrelated party. The Credit Facility was renewed in 2006 extending the expiration until October 30, 2009. If we are unable to comply with the restrictive and financial covenants contained in the Credit Facility, Wachovia may declare the outstanding borrowings under the facility immediately due and payable. In such an event, our liquidity will be materially adversely affected, which could in turn have a material adverse impact on our future financial position and results of operations. We would be required to obtain additional financing from other sources. We cannot predict whether or on what terms additional financing might be available. If we are required to seek additional financing and are unable to obtain it, we may have to change our business and capital expenditure plans, which would have a materially adverse effect on our future results of operations.

The Credit Facility contains financial and other covenants that we are obligated to maintain. If we violate any of these covenants, we will be in default under the Credit Facility. If a default occurs and is not timely cured or waived by Wachovia, Wachovia could seek remedies against us, including: (1) penalty rates of interest, (2) immediate repayment of the debt or (3) foreclosure on assets securing the Credit Facility. No assurance can be given that we will maintain compliance with these covenants in the future. The Credit Facility is asset based and can only be drawn down in an amount to which eligible collateral exists and can be negatively impacted by extended collection of accounts receivable, unexpectedly high product returns and slow moving inventory, among other factors.

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

Accounts receivable represent a large portion of our assets, a large portion of which are owed by a few customers. If these accounts receivable are not paid, we could suffer a significant decline in cash flow and liquidity which, in turn, could limit our ability to pay liabilities and purchase an adequate amount of inventory.

Our accounts receivable represented 16%, 26%, and 17% of our total assets as of March 31, 2008, 2007 and 2006, respectively. As a result of the substantial amount and concentration of our accounts receivable, if any of our major customers fails to timely pay us amounts owed, we could suffer a significant decline in cash flow and liquidity which could negatively affect our ability to make payments under our Credit Facility and which, in turn, could adversely affect our ability to borrow funds, to purchase inventory, to sustain or expand our current sales volume. Accordingly, if any of our major customers fails to timely pay us amounts owed, our sales and profitability may decline.

Increases in interest rates may increase our interest expense and adversely affect our profitability and cash flow and our ability to service indebtedness.

We depend, in a significant part, on borrowings under the Credit Facility to finance our operations. At March 31, 2008, the outstanding balance under the Credit Facility was $11.5 million. The interest rate applicable to the Credit Facility varies based on the U.S. prime rate plus 0.25%. The variable rate debt outstanding under the Credit Facility had a weighted average annual interest rate of approximately 7.6% for the year ended March 31, 2008. Increases in the interest rate under the Credit Facility will increase our interest expense, which could harm our profitability and cash flow.

General Risk Factors

Acquired companies can be difficult to integrate, disrupt our business and adversely affect our operating results. The benefits we anticipate may not be realized in the manner anticipated.

We acquired the Joytech assets in September 2007 and Saitek operations in November 2007 with the expectation that these acquisitions would result in various benefits including, among other things, enhanced revenue and profits, greater market presence and development, particularly in Europe, and enhancements to our product portfolio and customer base. We may not realize these benefits, as rapidly as, or to the extent, anticipated by our management. Operations and costs incurred in connection with the integration of Joytech and Saitek with our other operating subsidiaries also could have an adverse effect on our business, financial condition and operating results. If these risks materialize, our stock price could be materially adversely affected. The Saitek purchase agreement has a working capital adjustment provision which is contingent on the completion of a final balance sheet and subject to agreement by both parties. This adjustment is still being negotiated. Our acquisitions of Joytech and Saitek, as with all acquisitions, involve numerous risks, including:

•	difficulties in integrating operations, technologies, services and personnel of the acquired companies;

•	potential loss of customers of the acquired companies;

•	diversion of financial and management resources from existing operations;

•	potential loss of key employees of the acquired companies;

•	integrating personnel with diverse business and cultural backgrounds;

•	preserving the development, distribution, marketing and other important relationships of the companies;

•	assumption of liabilities of the acquired companies; and

•	inability to generate sufficient revenue and cost savings to offset acquisition costs.

Our acquisitions may also cause us to:

•	assume certain liabilities;

•	incur additional debt, such as the debt we incurred to fund the acquisitions of Joytech and Saitek;

•	make large and immediate one-time write-offs and restructuring and other related expenses;

•	become subject to intellectual property or other litigation; and

•	create goodwill or other intangible assets that could result in significant impairment charges and/or amortization expense.

As a result, if we fail to properly evaluate, execute and integrate acquisitions such as Saitek and Joytech, our business and prospects may be seriously harmed.

We must stay at the forefront of technology and any inability to do so would have a material adverse effect on our results of operations, financial condition and liquidity.

The video game and PC accessories industry is characterized by rapid technological advances, evolving industry standards, frequent new product introductions and enhancements and changing customer requirements. Much of the development of our new product offerings is dependent upon our ability to reverse engineer first-party products as they are introduced by the manufacturers; and the introduction of products that prevent or delay our ability to effectively develop products through reverse engineering could prevent us from developing new products, which would harm our business operations, financial condition, results of operations and liquidity. The introduction of products embodying or based upon new technologies and the emergence of new industry standards could render our existing inventory of products obsolete, incompatible with new consoles and unmarketable. We believe that any future success will depend upon our ability to reverse engineer new video game systems, introduce new products that keep pace with technological developments, respond to evolving end-user requirements and achieve market acceptance. If we cannot reverse engineer the next generation video game platforms or fail to develop and introduce new enhancements or new products for existing platforms, or if changes to existing video game platforms render our products out of date or obsolete, or if our intended customers do not accept these products, our business would be materially harmed.

A decline in general economic conditions could have an adverse effect on our financial condition and results of operations.

Consumer spending habits, including spending for the products we sell, are affected by, among other things, prevailing economic conditions, levels of employment, salaries and wage rates, prevailing interest rates and credit terms, housing costs, energy costs, income tax rates and policies, inflation, consumer confidence and consumer perception of economic conditions. In addition, consumer purchasing patterns may be influenced by consumers’ disposable income, credit availability and debt levels. A continued or incremental slowdown in the United States’ economy or the economy of the local areas in which we sell our products or an uncertain economic outlook could adversely affect consumer spending habits, resulting in lower net sales and profits, including the potential write-down of the current valuation of intangible assets and deferred tax assets.

Natural disasters or other events outside of our control may damage our facilities or the facilities of third parties on which we depend for the manufacture and distribution of our products.

Our North American distribution center and operational headquarters are located in California near major earthquake faults that have experienced earthquakes in the past. All of our facilities may be subject to a variety of natural or man-made disasters. An earthquake or other event outside our control, such as power shortages, floods, fires, monsoons, other severe weather conditions, terrorism or other similar events, could disrupt our operations or damage or destroy our facilities. Any of these disruptions could impair the manufacture or distribution of products, damage inventory, interrupt critical functions or otherwise affect our business negatively, harming our business operations and future financial condition, results of operations or liquidity. In addition, if the facilities of our third-party product manufacturers are affected by similar activities beyond our control, our ability to obtain sufficient manufactured products could suffer or be impaired.

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

The video game and PC accessories industry is highly seasonal and our operating results vary substantially from period to period. We generate a substantial portion of our sales during the holiday season. The high level of seasonality causes us to take significant risks in the purchase of inventory for the holiday season. There can be no guarantee that our customers or we will sell all of our inventories. Excess inventory at year-end may result in financial losses from obsolescence, reserves, returns and markdowns.

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

The industry in which we compete is highly competitive. As a result, we look for opportunities to grow our business, including through the expansion of our product offerings. We plan to continue the diversification of our product line. Our new product offerings, including our complete lines of products for each of the next generation gaming systems, have required and will continue to require significant resources and management’s close attention. In offering new products, our resources are likely to be strained because we have less experience in the new product categories. Our failure to successfully manage our planned product expansion could result in our sales not increasing commensurately with our capital investments, causing a decline in our profitability.

We may pursue additional acquisitions, which would subject our business to the risks associated with acquiring new business.

We may expand our operations or product offerings through the acquisition of additional businesses, products or technologies. Recent examples are the acquisitions of the Joytech assets and the Saitek business. There can be no assurance that we will be able to identify, acquire or profitably manage additional businesses or successfully integrate any acquired businesses, products or technologies into our Company without substantial expenses, delays or other operational or financial problems. Acquisitions involve a number of risks, including those described above in connection with our Joytech and Saitek acquisitions. Some or all of the risks associated with acquisitions could have a material adverse effect on our acquired businesses, products or technologies. Furthermore, there can be no assurance that any acquired business, product, or technology will be profitable or achieve anticipated revenues and income. The failure by our Company to manage our acquisition strategy successfully could have a material adverse effect on our business, results of operations and financial condition.

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

Historically China’s currency, the CNY, has been pegged to the U.S. dollar. On July 21, 2005, the government of China announced that the exchange rate of the CNY was appreciating against the U.S. dollar and that the CNY would thereafter have a more flexible exchange rate within a 0.3% band that would float against a basket of unidentified foreign currencies. On May 18, 2007, the People’s Bank of China updated this policy and announced its decision to enlarge the floating band of the CNY trading prices against the U.S. dollar in the inter-bank spot foreign exchange market from 0.3% to 0.5%. The administrative rules governing the floating band of the CNY trading prices against non-US dollar currencies in the inter-bank spot foreign exchange market and the spread between the CNY/U.S. dollar selling and buying prices quoted by the foreign exchange-designated banks remain unchanged.

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

The video game and PC accessory market is highly competitive and the barriers to entry are low. Only a small percentage of products introduced in the market achieve any degree of sustained market acceptance. If our products are not successful, our operations and profitability will be negatively impacted. Competition in the video game accessory industry is based primarily upon:

•	the availability of significant financial resources;

•	the quality of products;

•	reviews received for products from independent reviewers;

•	access to retail shelf space;

•	the success of the game console for which the products were developed;

•	the price at which the products are sold; and

•	the number of other competing products for the system for which the products were developed.

Some of our competitors, particularly the first-party manufacturers, enjoy competitive advantages over us, such as longer operating histories, larger technical staffs, more established and larger sales and marketing organizations, significantly greater financial and other resources, ability to respond more quickly to new or emerging technologies and changes in customer requirements or ability to establish or strengthen cooperative relationships with retailers, distributors and other marketers.

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

Any future terrorist attacks and other acts of violence or war may affect the demand for video game and PC accessories, which may negatively affect our operations and financial results.

The continued threat of terrorism within the United States, Europe and the Middle East and the military action and heightened security measures in response to such threat may cause significant disruption to commerce throughout the world. To the extent that such disruptions result in delays or cancellations of customer orders, or a general decrease in the demand for video game accessories, or our ability to effectively market our products, our business and results of operations could be materially and adversely affected. We are unable to predict whether the threat of terrorism or the responses thereto will result in any long-term commercial disruptions or if such activities or responses will have a long-term material adverse effect on our business, results of operations, financial condition and liquidity.

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

Risks Related to Our Internal Controls

We have identified a material weakness in our internal control over financial reporting, which could continue to impact our ability to report our results of operations and financial condition accurately and in a timely manner.

As required by Section 404 of the Sarbanes-Oxley Act, management has conducted an assessment of our internal control over financial reporting, identified a material weakness in our internal control over financial reporting and concluded that our internal control over financial reporting was not effective as of March 31, 2008. For a detailed description of the material weakness, see Item 9A, “Controls and Procedures.” A material weakness in internal control over financial reporting is a significant deficiency, or combination of significant deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. Our material weakness related in part to the extensive manual accounting work required to obtain reasonable assurance regarding the reliability of our financial statements. Even with this additional work, including the use of outside consultants to augment the Company’s accounting staff, there is a risk of additional errors not being prevented or detected timely, which could result in a material misstatement of our published financial statements. In addition, it is possible that other material weaknesses may be identified.

Although we have begun to identify and implement the steps necessary to remediate the material weakness, we have extensive work remaining to complete the remediation and other deficiencies we have determined exist at March 31, 2008. We are in the process of implementing a full work plan to remedy the material weakness, and this work will continue during fiscal 2009. There can be no assurance as to when the remediation will be completed. Until our remedial efforts are completed, management will continue to devote significant time and attention to these efforts. There will also continue to be an increased risk that we will be unable to timely file future periodic reports, that a default under our debt agreements could occur as a result of delays and that our future financial statements could contain errors that will be undetected.

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

MCI leases office space for its headquarters at 7480 Mission Valley Road, Ste. 101, San Diego, California, 92108-4406. The lease was amended on August 3, 2005 to add approximately 2,000 square feet, bringing the total office space to 16,000 square feet. Concurrent with taking the additional space, MCI extended the lease by three years. The lease will expire on August 31, 2008. We are currently in negotiations for an extension of the lease.

MCI also leases a 95,000 square foot warehouse in the United States located at 12160 Philadelphia Street, Mira Loma, California, 91752-1188. On February 21, 2006, MCI amended the lease to extend the term through June 30, 2009.

MCI leases business premises in the United States located at 2295 Jefferson St., Torrance, CA 90501-3302. The lease is scheduled to expire on March 31, 2009.

MCE leases business premises in the United Kingdom located at Office Unit 31 Shenley Pavilions, Shenley Wood, Milton Keynes, Buckinghamshire MK5 6LB. The lease is scheduled to expire on August 21, 2008.

MCE also leases business premises in France located at ZAC Paris Rive Gauche, 118-122, avenue de France, France 75013. On December 2, 2006, MCE amended the lease to extend the term through February 28, 2009.

MCIA leases business premises in Hong Kong located at 138 ShaTin Rural Committee Road, Unit 1717-21, 17th Floor, Grand Central Plaza, Tower 2, ShaTin, New Territories, Hong Kong. In July 2006, MCIA amended the lease to extend the term through September 30, 2008. We are currently in negotiations for a three-year lease renewal.

MCTD leases business premises in China located at 17/F., Jinwei Building, Shenzhen, Guangdong Province, PRC. The lease is scheduled to expire on February 14, 2010.

MCTD leases business premises in China located at Room 2201-2208, 22/F., GuanLiDa Mansion, 269 QianJin 1st Road, District 30, Bao An, Shenzhen, P.R.C. The lease is scheduled to expire on February 14, 2010.

Saitek Elektronik Vertriebs GmbH leases business premises in Germany located at Landsberger Str. 400, 81241 München. The lease is scheduled to expire on March 31, 2011.

Saitek Plc leases business premises in the United Kingdom located at Unit 4, West Point Row Great Park Road, Almondsbury, Bristol BS32 4QG. The lease is scheduled to expire on November 25, 2009. Part of the premises is subleased to a third party. The sublease expires on November 24, 2009.

Saitek SA leases business premises in France located at 21 Rue d’Hauteville Bte B 75010 Paris. The lease is scheduled to expire on June 23, 2011.

Management believes that our leased facilities are adequate for the near term. At present management is unaware of any environmental issues affecting any of our premises.

Item 3.	Legal Proceedings

We are not a party to any material pending legal proceedings as of the date of this report. However, we may at times be involved in litigation in the ordinary course of business. We will also, from time to time, when appropriate in management’s estimation, record reserves in our financial statements for pending litigation. Litigation is expensive and is subject to inherent uncertainties, and an adverse result in any such matters could adversely impact our operating results or financial condition. Additionally, any litigation to which we may become subject could also require significant involvement of our senior management and may divert management’s attention from our business and operations.

Item 4.	Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended March 31, 2008.

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

	American Stock Exchange		Toronto Stock Exchange
	(U.S. $)		(Canadian $)
	High	Low	High	Low

Fiscal 2008
Fourth Quarter	$1.23	$0.56	$1.20	$0.53
Third Quarter	1.39	0.95	1.32	0.92
Second Quarter	1.50	0.86	1.56	0.87
First Quarter	1.65	0.76	1.75	0.83
Fiscal 2007
Fourth Quarter	0.89	0.57	0.98	0.64
Third Quarter	0.71	0.47	0.80	0.52
Second Quarter	0.56	0.30	0.63	0.34
First Quarter	0.58	0.35	0.68	0.40

Holders

The closing sales price of our common stock on the American Stock Exchange was $0.70 on June 23, 2008 and there were approximately 225 shareholders of record of our common stock as of that date.

Dividends

We have never declared or paid any dividends and do not expect to pay any dividends in the foreseeable future.

Issuer Purchases of Equity Securities

Neither our Company nor any affiliated purchaser repurchased any of our equity securities during fiscal 2008.

The graph below compares the cumulative total shareholder return on the Common Stock of the Company from March 31, 2003 through and including March 31, 2008 with the cumulative total return on the S&P/TSX Composite Total Return Index, the AMEX Market Index and the stocks included in the Hemscott database under the Standard Industrial Code 3944 (Games & Toys, except Bicycles). The graph assumes the investment of $100 in the Company’s Common Stock and in each of the indexes on March 31, 2003 and reinvestment of all dividends. Unless otherwise specified, all dates refer to the last day of each year presented. The stock price information shown on the graph below is not necessarily indicative of future price performance.

COMPARISON OF 5-YEAR CUMULATIVE TOTAL RETURN
AMONG MAD CATZ INTERACTIVE, INC., AMEX MARKET
NDEX, S&P/TSX COMPOSITE INDEX AND SIC CODE INDEX

	Fiscal Year Ended
	3/31/2003	3/31/2004	3/31/2005	3/31/2006	3/31/2007	3/31/2008
Mad Catz Interactive, Inc.	$100.00	$114.29	$257.14	$88.89	$131.75	$98.41

SIC Code Index	100.00	99.38	107.04	100.48	129.78	115.69

AMEX Market Index	100.00	141.33	148.06	181.72	195.41	191.43

S&P/TSX Composite Total Return	100.00	137.73	156.92	201.53	224.56	233.55

Companies included in the Standard Industrial Code 3944 peer group include: Action Products International, Inc.; Corgi International Ltd. ADS; Exx Inc. (Class A and Class B Shares); GameTech International, Inc.; Gaming Partners International Corporation; Grand Toys International Limited; Hasbro, Inc.; Internat Game Technology; Jakks Pacific, Inc.; LeapFrog Enterprises, Inc.; Mad Catz Interactive, Inc.; Mattel, Inc.; Pacificnet Inc., and RC2 Corporation.

Item 6.	Selected Financial Data

The summary of financial information set forth below is derived from and should be read in conjunction with the financial statements and notes thereto included elsewhere in this Annual Report on Form 10-K.

The selected financial and operating data presented below should be read in conjunction with “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Item 8. Financial Statements and Supplementary Data” appearing elsewhere in this Annual Report on Form 10-K. Our statements of operations data for the years ended March 31, 2008, 2007 and 2006, and the balance sheet data at March 31, 2008 and 2007 are derived from the audited financial statements included elsewhere in this Annual Report on Form 10-K. The statements of operations data for the years ended March 31, 2005 and 2004 and the balance sheet data at March 31, 2006, 2005 and 2004 are derived from our audited financial statements that do not appear herein. The consolidated statement of operations for the year ended March 31, 2008 only includes the results of the operations of Saitek since the date of the acquisition in November 2007. Our historical results are not necessarily indicative of our results of operations to be expected in the future.

	Years Ended March 31,
	2008	2007	2006	2005	2004
	(In thousands of U.S. dollars, except share and per share data)

Consolidated Statements of Operations Data:
Net sales	$87,583	$99,721	$100,768	$112,071	$102,143
Cost of sales	58,841	74,703	88,147	85,225	80,607

Gross profit	28,742	25,018	12,621	26,846	21,536
Operating expenses:
Sales and marketing	10,304	8,923	12,252	10,053	11,166
General and administrative	11,004	8,244	7,915	6,998	6,459
Research and development	1,516	1,406	1,605	897	1,079
Amortization	987	—	—	—	—

Total operating expenses	23,811	18,573	21,772	17,948	18,704

Operating income (loss)	4,931	6,445	(9,151)	8,898	2,832
Interest expense, net	(1,156)	(1,109)	(1,395)	(1,203)	(1,330)
Foreign exchange gain (loss), net	1,703	256	(765)	(582)	91
Other income	434	338	484	202	98

Income (loss) before income taxes	5,912	5,930	(10,827)	7,315	1,691
Income tax (expense) benefit	(2,744)	(2,225)	4,174	(2,733)	(629)

Net income (loss)	$3,168	$3,705	$(6,653)	$4,582	$1,062

Net income (loss) per share — basic	$0.06	$0.07	$(0.12)	$0.09	$0.02

Net income (loss) per share — diluted	$0.06	$0.07	$(0.12)	$0.08	$0.02

Shares used in calculation:
Basic	54,843,688	54,244,383	54,244,383	53,506,289	53,286,248
Diluted	55,314,438	55,036,591	54,244,383	54,481,162	53,983,127
Consolidated Selected Balance Sheet Data:
Cash	$5,230	$2,350	$1,607	$1,085	$1,728
Working capital	8,789	14,351	6,089	15,601	9,959
Goodwill and intangible assets, net	44,024	19,331	24,997	24,893	24,206
Total assets	91,321	55,218	68,735	79,136	65,923
Bank loan	11,470	1,345	8,581	12,100	15,182
Convertible notes payable including interest	14,901	—	—	—	—
Total shareholders’ equity	41,315	37,227	36,852	42,903	36,056

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

	Years Ended March 31,
	2008	2007	2006	2005	2004
	(In thousands of US dollars)

Net income (loss)	$3,168	$3,705	$(6,653)	$4,582	$1,062
Adjustments:
Interest expense	1,156	1,109	1,395	1,203	1,330
Income tax expense (benefit)	2,744	2,225	(4,174)	2,733	629
Depreciation and amortization	2,910	1,938	1,904	1,852	1,831

EBITDA	$9,978	$8,977	$(7,528)	$10,370	$4,852

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Overview

Our Business

We are a leading provider of video game accessories, PC game accessories, PC input devices, multimedia audio products, chess and intelligent games and software primarily marketed under the Mad Catz, GameShark, Joytech and Saitek brands. We also produce for selected customers a limited range of products which are marketed on a “private label” basis. We design, manufacture (primarily through third parties in Asia), market and distribute accessories for all major video game platforms, the PC and, to a lesser extent the iPod and other audio devices. Our products include control pads, steering wheels, joysticks, memory cards, video cables, light guns, dance pads, microphones, car adapters, carry cases, mice, keyboards and headsets. We also market video game enhancement software and publish video games.

In September 2007, we acquired certain assets of Joytech from Take-Two Interactive Software, Inc. (NASDAQ: TTWO) for approximately $3 million. The assets acquired included inventories, property and equipment and intangible assets such as trademarks, customer relationships and product lines.

In November 2007, we acquired all of the outstanding stock of a private holding company that owns Saitek, a leading provider of PC game accessories, PC input devices, multimedia audio products and chess and intelligent games for approximately $32.4 million, including transaction costs and restructuring accruals totaling $2.9 million. We acquired all of Saitek’s net tangible and intangible assets, including trademarks, tradenames, customer relationships and product lines.

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

Continuing Transition to Current Generation Consoles

Our industry is cyclical and we believe it is still transitioning to the current generation of game consoles, which began with the release of Microsoft’s Xbox 360 in November 2005 and continued with the North American releases of Sony’s PlayStation 3 and Nintendo’s Wii at the end of 2006. In fiscal 2008, we expanded our range of accessories compatible with the Xbox 360, PlayStation 3 and Wii video game consoles as well as continued to provide accessories to the significant installed base of current consoles in the marketplace. To date, our ability to release certain products on the new video game consoles has been restricted by technological requirements.

Foreign Currency

Approximately 41% of our annual sales are transacted outside the United States. The majority of our international business is presently conducted in currencies other than the U.S. dollar. Foreign currency transaction gains and losses arising from normal business operations are credited to or charged against earnings in the period incurred. As a result, fluctuations in the value of the currencies in which we conduct our business relative to the U.S. dollar will cause currency transaction gains and losses, which we have experienced in the past and continue to experience. Due to the substantial volatility of currency exchange rates, among other factors, we cannot predict the effect of exchange rate fluctuations upon future operating results. There can be no assurances that we will not experience currency losses in the future. To date we have not hedged against foreign currency exposure and we cannot predict the effect foreign currency fluctuations will have on us in the future.

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

Revenue Recognition

We evaluate the recognition of revenue based on the applicable provisions of Staff Accounting Bulletin No. 104, Revenue Recognition. Accordingly, we recognize revenue when each of the following have occurred (1) there is persuasive evidence that an arrangement with our customer exists, which is generally a customer purchase order, (2) the products are delivered, which generally occurs when the products are shipped and risk of loss has been transferred to the customer, (3) the selling price is fixed or determinable and (4) collection of the customer receivable is deemed probable. Our payment arrangements with customers typically provide net 30 and 60-day terms.

Revenues from sales to authorized resellers are subject to terms allowing price protection, certain rights of return and allowances for volume rebates and cooperative advertising. Allowances for price protection are recorded when the price protection program is offered. Allowances for estimated future returns and cooperative advertising are provided for upon recognition of revenue. Such amounts are estimated and periodically adjusted based on historical and anticipated rates of returns, inventory levels and other factors and are recorded as either operating expenses or a reduction of sales in accordance with EITF 01-9, Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor’s Products).

Customer Marketing Programs

We record allowances for customer marketing programs, including certain rights of return, price protection, and cooperative advertising. The estimated cost of these programs is accrued as a reduction to revenue or as an operating expense in the period we sell the product or commit to the program. Significant management judgments and estimates must be used to determine the cost of these programs in any accounting period.

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

Allowance for Doubtful Accounts

We sell our products in the United States and internationally primarily through retailers. We generally do not require any collateral from our customers. However, we seek to control our credit risk through ongoing credit evaluations of our customers’ financial condition and by purchasing credit insurance on certain European accounts receivable balances.

We regularly evaluate the collectability of our accounts receivable, and we maintain an allowance for doubtful accounts which we believe is adequate. The allowance is based on management’s assessment of the collectability of specific customer accounts, including their credit worthiness and financial condition, as well as historical experience with bad debts, receivables aging and current economic trends.

Our customer base is highly concentrated and a deterioration of a significant customer’s financial condition, or a decline in the general economic conditions could cause actual write-offs to be materially different from the estimated allowance. As of March 31, 2008, one customer represented 31% of total accounts receivable. The customers comprising the ten highest outstanding trade receivable balances accounted for approximately 71% of total accounts receivables as of March 31, 2008. If any of these customer’s receivable balances should be deemed uncollectible, we would have to make adjustments to our allowance for doubtful accounts, which could have an adverse effect on our financial condition and results of operations in the period the adjustments are made.

Inventory Valuation

We value inventories at the lower of cost or market value. If the estimated market value is determined to be less than the recorded cost of the inventory, a provision is made to reduce the carrying amount of the inventory item. Determination of the market value may be complex, and therefore, requires management to make assumptions and to apply a high degree of judgment. In order for management to make the appropriate determination of market value, the following items are commonly considered: inventory turnover statistics, inventory quantities on hand in our facilities and customer inventories, unfilled customer order quantities, forecasted consumer demand, current retail prices, competitive pricing, seasonality factors, consumer trends and performance of similar products or accessories. Subsequent changes in facts or circumstances do not result in the reversal of previously recorded reserves.

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

Valuation of Goodwill

In accordance with Statement of Financial Accounting Standard (“SFAS”) No. 142, “Goodwill and Other Intangible Assets” (“SFAS No. 142”), we perform an annual impairment review at the reporting unit level during the fourth quarter of each fiscal year or more frequently if we believe indicators of impairment are present. SFAS No. 142 requires that goodwill and certain intangible assets be assessed for impairment using fair value measurement techniques. Specifically, goodwill impairment is determined using a two-step process. The first step of the goodwill impairment test is used to identify potential impairment by comparing the fair value of a reporting unit with its carrying amount, including goodwill. If the fair value of a reporting unit exceeds its carrying amount, goodwill of the reporting unit is considered not impaired and the second step of the impairment test is unnecessary. If the carrying amount of a reporting unit exceeds its fair value, the second step of the goodwill impairment test is performed to measure the amount of impairment loss, if any. The second step of the goodwill impairment test compares the implied fair value of the reporting unit’s goodwill with the carrying amount of that goodwill. If the carrying amount of the reporting unit’s goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to that excess. We performed step one of the annual goodwill impairment test at the end of the fourth quarter of fiscal years 2008, 2007 and 2006 and determined that the fair value of our reporting unit exceeded its net book value. Therefore, step two was not required.

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

RESULTS OF OPERATIONS

Fiscal Year Ended March 31, 2008 Compared to Fiscal Year Ended March 31, 2007

Net Sales

From a geographical perspective, our net sales for the fiscal years ended March 31, 2008 and 2007 were as follows (in thousands):

	Year Ended		Year Ended
	March 31, 2008		March 31, 2007		$	%
	Net Sales	% of Total	Net Sales	% of Total	Change	Change

United States	$51,975	59%	$71,092	71%	$(19,117)	(26.9)%
Europe	31,257	36%	22,163	22%	9,094	41.0%
Canada	2,806	3%	6,355	7%	(3,549)	(55.8)%
Other countries	1,545	2%	111	0%	1,434	1,291.9%

Consolidated net sales	$87,583	100.0%	$99,721	100%	$(12,138)	(12.2)%

Net sales in fiscal 2008 decreased 12.2% from fiscal 2007. Net sales in the United States decreased $19.1 million over the prior year primarily due to our continuing efforts to reduce sales of low margin and unprofitable products and declines in sales of accessories relating to the prior generation video game console platforms,. The sales decline was partially offset by increased sales of accessories relating to current generation video game console platforms. Due to the cyclical nature of the gaming console industry we believe that the sales of current generation accessories will continue to increase compared to the prior generation products as current generation consoles reach full adoption and more demand is driven by the release of current generation games. We do not currently have a license to manufacture wireless control pads for the Xbox 360 or controllers for Nintendo’s Wii, to date the leading console gaming platforms. As a result, sales of control pads decreased both in absolute dollars and as a percentage of sales. In the United States sales of products for the PlayStation 2 and Xbox declined, partially offset by an increase in sales of products for the Xbox 360, PlayStation 3 and the Wii. The decline in consolidated net sales was also partially offset by a 16.3% increase in sales due to the Saitek acquisition.

Net sales in Europe increased $9.1 million primarily due to the acquisition of Saitek, which accounted for 73% of the increase. Sales also increased due to the continued expansion of market penetration by the Mad Catz and Joytech product lines.

Net sales in Canada declined by $3.5 million primarily due to a decline in core product sales (primarily non-licensed control pads) to existing customers, as well as the Company’s elimination of low margin and unprofitable product placements.

Net sales to other countries increased by $1.4 million, primarily due to the acquisition of Saitek which accounted for 106% of the increase offset by a decrease of 6% attributable to MCI.

Our sales by quarter were as follows (in thousands):

	Year Ended		Year Ended
	March 31, 2008		March 31, 2007
	Net Sales	% of Total	Net Sales	% of Total

1st quarter	$14,578	17%	$18,141	18%
2nd quarter	16,853	19%	25,788	26%
3rd quarter	34,274	39%	36,458	37%
4th quarter	21,878	25%	19,334	19%

Total	$87,583	100%	$99,721	100%

In fiscal 2008, first quarter sales included the launch of the Bluetooth headset for the PlayStation 3, second quarter sales included the launch of Halo 3 licensed products, third quarter sales included the launch of our racing wheel for the PlayStation 3, as well as licensed products for Assassin’s Creed and Mass Effect and the fourth quarter did not include any material new product launches. In fiscal 2007, first quarter sales included the launch of the Real

World Golf 2 video game and accessory, third quarter sales included the launch of the Gears of War faceplate accessory and fourth quarter sales included the launch of our wireless control pads for PlayStation 3. There were no material new product launches in the second quarter of 2007.

Our sales by product group are as follows:

	Year Ended March 31,
	2008	2007

PlayStation 2	12%	27%
PlayStation 3	13%	4%
Xbox	4%	11%
Xbox 360	17%	16%
GameCube	7%	11%
Wii	6%	2%
Handheld Consoles(a)	18%	14%
PC	15%	0%
All others	8%	15%

Total	100%	100%

(a)	Handheld consoles include Sony PSP and Nintendo Game Boy Advance, Game Boy Advance SP, DS, DS Lite and Micro.

Our sales by product category are as follows:

	Year Ended March 31,
	2008	2007

Control pads	30%	41%
Bundles	14%	10%
Games(b)	4%	13%
Accessories	17%	13%
Steering wheels	3%	5%
Memory	3%	3%
Personal computer products	15%	0%
All others	14%	15%

Total	100%	100%

(b)	Games include GameShark video game enhancement products in addition to video games with related accessories.

Gross Profit

Gross profit is defined as net sales less cost of sales. Cost of sales consists of product costs, cost of licenses and royalties, cost of freight-in and freight-out and distribution center costs, including depreciation and other overhead costs.

The following table presents net sales, cost of sales and gross profit for fiscal years ended March 31, 2008 and 2007 (in thousands):

	Year Ended March 31,
	2008		2007
		% of		% of	$	%
	Amount	Net Sales	Amount	Net Sales	Change	Change

Net sales	$87,583	100.0%	$99,721	100.0%	$(12,138)	(12.2)%
Cost of sales	58,841	67.2%	74,703	74.9%	(15,862)	(21.2)%

Gross profit	$28,742	32.8%	$25,018	25.1%	$3,724	14.9%

Gross profit in fiscal 2008 increased 14.9% from fiscal 2007, and gross profit as a percentage of net sales increased to 32.8% in fiscal 2008, from 25.1% in fiscal 2007. The increase in gross profit margin was largely due to a reduction in sales of low margin and unprofitable products and an increase in sales of higher margin products, which increased margins by approximately 8 percentage points. A reduction in royalty and license expenses increased profit margin by approximately 1 percentage point. A reduction in freight expense due to a higher mix of direct imports to customers and renegotiated shipping rates increased profit margin by approximately 1 percentage point. These increases in profit margin were partially offset by a reduction in cost credits received due to a decrease in goods returned to vendors in fiscal 2008, which decreased profit margin by approximately 2 percentage points. The increases were further reduced by a rise in distribution handling cost in Europe causing a 1 percentage point decrease in profit margin and an increase of obsolete and scrap inventory expense decreased profit margin by half of a percentage point. There was an increase in the gross profit margin of approximately 1 percentage point due to the Saitek acquisition, as Saitek’s products historically have generated a higher gross profit margin than Mad Catz.

Operating Expenses

Operating expenses for fiscal years ended March 31, 2008 and 2007 were as follows (in thousands):

	March 31,	% of	March 31,	% of	$	%
	2008	Net Sales	2007	Net Sales	Change	Change

Sales and marketing	$10,304	11.8%	$8,923	8.9%	$1,381	15.5%
General and administrative	11,004	12.5%	8,244	8.3%	2,760	33.5%
Research and development	1,516	1.7%	1,406	1.4%	110	7.8%
Amortization of intangibles	987	1.1%	—	0.0%	987	100%

Total operating expenses	$23,811	27.1%	$18,573	18.6%	$5,238	28.2%

Sales and Marketing Expenses.  Sales and marketing expenses consist primarily of payroll, commissions, participation at trade shows and travel costs for our worldwide sales and marketing staff, advertising and costs of operating our GameShark.com website. The increase in sales and marketing expense of 15.5% is mainly due to the Saitek acquisition. The increase in sales and marketing expense as a percentage of net sales is due to an increase in the fixed portion of these expenses in a period in which sales declined on a year-over-year basis. Excluding the impact of the Saitek acquisition, sales and marketing expenses declined 9.1%, largely due to decreased cooperative advertising expenses which are based on sales volume, partially offset by higher salary expenses relating to an increase in the Mad Catz European sales force and the hiring of a new Director of Marketing in the United States.

General and Administrative.  General and administrative expenses include salaries and benefits for our executive and administrative personnel, facilities costs and professional services, such as legal and accounting. The increase in general and administrative expenses of 33.5% is primarily due to the Saitek acquisition, which accounted for 69.7% of the increase. Also contributing to the increase were higher accruals pursuant to the executive and non-executive incentive compensation plans adopted by the Board of Directors, higher consulting fees due to our first year of management testing in compliance with Sarbanes-Oxley and higher professional fees related to our post-acquisition integration of the Saitek acquisition. Offsetting these increases was a 1.1% decrease in general and administrative expenses due to lower legal expenses resulting from less litigation activity during fiscal 2008 compared to fiscal 2007.

Research and Development.  Research and development expenses include the costs of developing and enhancing new and existing products in addition to the costs of developing games. The increase in research and development is primarily a result of the acquisition of Saitek, partially offset by decreased software development costs as we had no software game titles in development during fiscal 2008.

Amortization of Intangibles.  Amortization of intangibles increased due to the acquisitions of Joytech and Saitek.

Interest Expense, Foreign Exchange Gain and Other Income

Interest expense, foreign exchange gain and other income for fiscal years ended March 31, 2008 and 2007 was as follows (in thousands):

	March 31,	% of	March 31,	% of	$	%
	2008	Net Sales	2007	Net Sales	Change	Change

Interest expense	$(1,156)	1.3%	$(1,109)	1.1%	$(47)	4.2%
Foreign exchange gain	$1,703	1.9%	$256	0.3%	$1,447	565.2%
Other income	$434	0.5%	$338	0.3%	$96	28.4%

Interest expense in fiscal 2008 increased from the prior year due to an increase in total debt outstanding attributable to financing the Saitek acquisition, partly offset by a decline in the average balance of our line of credit for working capital needs and a decline in the line of credit interest rate during the period. The increase in foreign exchange gain in fiscal 2008 compared to fiscal 2007 results primarily from the gain in relative value between the British pound, the functional currency of our MCE entity, and the Euro, the currency used by a significant number of its customers. The currency fluctuations against the U.S. dollar during the year also contributed to this gain. Other income primarily consists of advertising income from our GameShark.com website and royalties paid by an unrelated third party to distribute our products in Australia. The increase in other income is primarily due to increased sales to the unrelated third-party distributor.

Provision for Income Taxes

Income tax expense for fiscal years ended March 31, 2008 and 2007 was as follows (in thousands):

March 31,	Effective	March 31,	Effective	$	%
2008	Tax Rate	2007	Tax Rate	Change	Change

$2,744	46.4%	$2,225	37.5%	$519	23.3%

The Company’s effective tax rate is a blended rate for different jurisdictions in which the Company operates. Our effective tax rate fluctuates depending on the composition of our taxable income between the various jurisdictions in which we do business, including our Canadian subsidiary and specific Saitek subsidiaries, for which we provide full valuation allowances against their losses. The increase in effective tax rate in fiscal 2008 versus fiscal 2007 is a direct reflection of having a higher mix of business in higher tax rate jurisdictions, as well as an increase in expenses at our Canadian holding company, which are not deductible for US financial reporting or tax purposes.

Fiscal Year Ended March 31, 2007 Compared to Fiscal Year Ended March 31, 2006

Net Sales

From a geographical perspective, our net sales for the fiscal years ended March 31, 2007 and 2006 were as follows (in thousands):

	Year Ended		Year Ended
	March 31, 2007		March 31, 2006		$	%
	Net Sales	% of Total	Net sales	% of Total	Change	Change

United States	$71,092	71%	$72,172	72%	$(1,080)	(1.5)%
Europe	22,163	22%	19,373	19%	2,790	14.4%
Canada	6,355	7%	8,892	9%	(2,537)	(28.5)%
Other countries	111	0%	331	0%	(220)	(66.5)%

Consolidated net sales	$99,721	100%	$100,768	100%	$(1,047)	(1.0)%

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

Our sales by quarter were as follows (in thousands):

	Year Ended		Year Ended
	March 31, 2007		March 31, 2006
	Net Sales	% of Total	Net Sales	% of Total

1st quarter	$18,141	18%	$14,792	15%
2nd quarter	25,788	26%	23,744	23%
3rd quarter	36,458	37%	44,989	45%
4th quarter	19,334	19%	17,243	17%

Total	$99,721	100%	$100,768	100%

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

Our sales by product group are as follows:

	Year Ended March 31,
	2007	2006

PlayStation 2	27%	32%
PlayStation 3	4%	0%
Xbox	11%	22%
Xbox 360	16%	4%
GameCube	11%	12%
Wii	2%	0%
Handheld Consoles(a)	14%	15%
All others	15%	15%

Total	100%	100%

(a)	Handheld consoles include Sony PSP and Nintendo Game Boy Advance, Game Boy Advance SP, DS, DS Lite and Micro.

Our sales by product category are as follows:

	Year Ended March 31,
	2007	2006

Control pads	41%	48%
Bundles	10%	13%
Games(b)	13%	12%
Accessories	13%	6%
Steering wheels	5%	7%
Memory	3%	5%
All others	15%	9%

Total	100%	100%

(b)	Games include GameShark video game enhancement products in addition to video games with related accessories.

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

The following table presents net sales, cost of sales and gross profit for fiscal years ended March 31, 2007 and 2006 (in thousands):

	Year Ended March 31,
	2007		2006
		% of		% of	$	%
	Amount	Net Sales	Amount	Net Sales	Change	Change

Net sales	$99,721	100.0%	$100,768	100.0%	$(1,047)	(1.0)%
Cost of sales	74,703	74.9%	88,147	87.5%	(13,444)	(15.3)%

Gross profit	$25,018	25.1%	$12,621	12.5%	$12,397	98.2%

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

Operating Expenses

Operating expenses for fiscal years ended March 31, 2007 and 2006 were as follows (in thousands):

	March 31,	% of	March 31,	% of	$	%
	2007	Net Sales	2006	Net Sales	Change	Change

Sales and marketing	$8,923	8.9%	$12,252	12.1%	$(3,329)	(27.2)%
General and administrative	8,244	8.3%	7,914	7.9%	330	4.2%
Research and development	1,406	1.4%	1,605	1.6%	(199)	(12.4)%

Total operating expenses	$18,573	18.6%	$21,771	21.6%	$(3,198)	(14.7)%

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

General and Administrative.  General and administrative expenses include salaries and benefits for our executive and administrative personnel, facilities costs and professional services, such as legal and accounting. The increase in general and administrative expenses is primarily due to additional legal expenses, increased executive salaries and director fees, increased audit fees and stock-based compensation related to stock options due to the adoption of SFAS No. 123 (revised 2004), Share-Based Payment (“SFAS 123R”), offset in part by decreased payroll due to reduced headcount in the United States and a decrease in outside consultant fees.

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

Interest Expense, Foreign Exchange Gain (Loss) and Other Income

Interest expense, foreign exchange gain (loss) and other income for fiscal years ended March 31, 2007 and 2006 was as follows (in thousands):

	March 31,	% of	March 31,	% of	$	%
	2007	Net Sales	2006	Net Sales	Change	Change

Interest expense	$(1,109)	1.1%	$(1,395)	1.4%	$286	20.5%
Foreign exchange gain (loss)	$256	0.3%	$(765)	0.8%	$1,021	133.5%
Other income	$338	0.3%	$484	0.5%	$(146)	(30.2)%

Interest expense in fiscal 2007 decreased from the prior year due to lower bank loan balances during 2007 compared to 2006. The foreign exchange gain in fiscal 2007 compared to foreign exchange losses in fiscal 2006 results from the change in currency fluctuations against the U.S. dollar during the year. Other income primarily consists of advertising income from our GameShark.com website and royalties paid by an unrelated third party to distribute our products in Australia. The decrease in other income is primarily due to decreased sales to the unrelated third-party distributor.

Provision for Income Taxes

Income tax expense (benefit) for fiscal years ended March 31, 2007 and 2006 was as follows (in thousands):

March 31,	Effective	March 31,	Effective	$	%
2007	Tax Rate	2006	Tax Rate	Change	Change

$2,225	37.5%	$(4,174)	38.6%	$6,399	153.3%

The Company’s effective tax rate is a blended rate for different jurisdictions in which the Company operates. The decrease in effective tax rate in fiscal 2007 versus fiscal 2006 is a direct reflection of having a higher mix of business in lower tax rate jurisdictions.

Impact of Recently Issued Accounting Standards

In September 2006, the Financial Accounting Standard Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157, Fair Value Measurements (“SFAS No. 157”). SFAS No. 157 defines fair value, establishes a framework for measuring fair value using generally accepted accounting principles, and expands disclosures related to fair value measurements. Subsequent to the issuance of SFAS No. 157, the FASB issued FASB Staff Position 157-2 (“FSP 157-2”). FSP 157-2 delayed the effective date of the application of SFAS No. 157 to fiscal years beginning after November 15, 2008 for all nonfinancial assets and nonfinancial liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis. We will adopt all of the provisions of SFAS No. 157 as of April 1, 2008 with the exception of the application of the statement to nonrecurring nonfinancial assets and nonfinancial liabilities. We will adopt FSP 157-2 as of April 1, 2009 and are currently evaluating the impact of this pronouncement on our consolidated financial statements.

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

In December 2007, the FASB issued SFAS No. 141R, Business Combinations (“SFAS No. 141R”). This statement establishes principles and requirements for the reporting entity in a business combination, including recognition and measurement in the financial statements of the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree. This statement also establishes disclosure requirements to enable financial statement users to evaluate the nature and financial effects of the business combination. SFAS No. 141R applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008, and interim periods within those fiscal years.

Liquidity and Capital Resources

Sources of Liquidity

Historically we have funded our operations primarily from cash generated from operations, a revolving line of credit (as discussed below) and proceeds from employee stock option exercises. At March 31, 2008, available cash was approximately $5.2 million compared to cash of approximately $2.4 million at March 31, 2007 and $1.6 million at March 31, 2006.

We maintain a Credit Facility (the “Credit Facility”) with Wachovia Capital Finance Corporation (Central) (“Wachovia”) which allows us to borrow up to $35 million under a revolving line of credit subject to the availability of eligible collateral (accounts receivable and inventories), which changes throughout the year. On October 30, 2006, the Company and Wachovia extended the term of the Credit Facility until October 30, 2009. The line of credit accrues interest on the daily outstanding balance at the U.S. prime rate plus 0.25% per annum, and must be repaid in United States dollars. At March 31, 2008 the interest rate was 5.5%. The Company is also required to pay a monthly service fee of $1,000 and an unused line fee equal to 0.25% of the unused portion of the loan. Borrowings under the Credit Facility are secured by a first priority interest in the inventories, equipment, accounts receivable and investment properties of Mad Catz, Inc. (“MCI”) and by a pledge of all of the capital stock of the Company’s subsidiaries and is guaranteed by the Company. See Note 7 to the consolidated financial statements included in Item 8. Financial Statements and Supplementary Data elsewhere in this Form 10-K.

On November 20, 2007, we issued to the seller of Saitek $14,500,000 of convertible notes as part of the consideration relating to that acquisition. See Note 8 to the consolidated financial statements included in Item 8. Financial Statements and Supplementary Data elsewhere in this Form 10-K.

The Saitek purchase agreement includes a working capital adjustment to the purchase price based on the final consolidated balance sheet of the Saitek companies as of the closing of the acquisition. This adjustment is still being negotiated.

Net cash provided by operating activities was approximately $6.2 million, $8.4 million and $6.6 million for the years ended March 31, 2008, 2007 and 2006, respectively. Net cash provided by operating activities in 2008 reflects net income for the year and decreases in accounts receivable, net of sales reserves and inventories partially offset by decreases in accounts payable, accrued liabilities and prepaid expense and other current assets. Net cash provided by operating activities in 2007 reflects net income for the year and a reduction in inventories and income taxes receivable, partially offset by decreases in accounts payable and accrued liabilities and an increase in accounts receivable, net of sales reserves. Net cash provided by operating activities in 2006 reflects net loss for the year and an increase in income taxes receivable partially offset by decreases in accounts receivable, net of sales reserves, other receivables and inventories, and increases in accounts payable and accrued liabilities.

Net cash used in investing activities was approximately $14.0 million, $0.4 million and $1.7 million for the years ended March 31, 2008, 2007 and 2006, respectively. Net cash used in investing activities in 2008 was primarily due to the Saitek and Joytech acquisitions. Net cash used in investing activities for 2007 and 2006 consisted of capital expenditures to support our operations.

Net cash used in financing activities was approximately $10.3 million, $7.3 million and $3.5 million for the years ended March 31, 2008, 2007 and 2006, respectively. Net cash used in financing activities in 2008 consisted primarily of net borrowings under our line of credit due to the Saitek acquisition and proceeds from the exercise of stock options. In 2007 and 2006 net cash used in financing activities consisted of net repayments under our line of credit. We are focused on effectively managing our overall liquidity position by continuously monitoring expenses and managing our accounts receivable collection efforts.

At March 31, 2008, the outstanding balance on our line of credit was $11.5 million and our weighted average annual interest rate during fiscal 2008 was 7.6%. We are required to meet a quarterly covenant based on the Company’s net income before interest, taxes, depreciation and amortization (EBITDA). The Company was in compliance with this covenant as of March 31, 2008.

At March 31, 2008, the outstanding balance and accrued interest on the Saitek convertible notes payable was $14.9 million.

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

Contractual Obligations and Commitments

The following summarizes our contractual payment obligations at March 31, 2008:

	Payments Due ($000’s)
		Less Than
	Total	1 Year	1-3 Years	3-5 Years

Bank loan (excludes interest — see Note 7 of Notes to Consolidated Financial Statements)	$11,470	$11,470	$—	$—
Convertible notes payable (excludes interest — see Note 8 of Notes to Consolidated Financial Statements)	14,500	—	14,500	—
Operating leases	2,354	1,506	830	18
Royalty, license and other commitments	781	597	156	28

Total	$29,105	$13,573	$15,486	$46

The Saitek purchase agreement includes a working capital adjustment to the purchase price based on the final consolidated balance sheet of the Saitek companies as of the closing of the acquisition. This adjustment is still being negotiated.

As of March 31, 2008 and 2007, we did not have any relationships with unconsolidated entities or financial parties, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As such, we are not exposed to any financing, liquidity, market, or credit risk that could arise if we had engaged in such relationships.

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

If appropriate, we may enter into hedging transactions in order to mitigate our risk from foreign currency fluctuations. Due to the substantial volatility of currency exchange rates, among other factors, we cannot predict the effect of exchange rate fluctuations upon future operating results. There can be no assurances that we will not experience currency losses in the future. We estimate that an immediate 10% adverse change in foreign exchange rates would decrease our reported net income by approximately $1.2 million for the year ended March 31, 2008.

Interest Rate Risk

We are exposed to interest rate risk on borrowings under the Credit Facility. Funds advanced to us pursuant to the Credit Facility bear interest at the U.S. prime rate plus 0.25%. We do not hedge our exposures to interest rate risk. We estimate that an increase of 100 basis points in the interest rate under our Credit Facility would decrease our reported net income by approximately $0.1 million for the year ended March 31, 2008.

Item 8.	Financial Statements and Supplementary Data

The Consolidated Financial Statements and Supplementary Data required by this Item, together with the reports of our independent registered public accounting firm, are set forth at the pages indicated on the Index to the Financial Statements on Page F-l included in Item 15 of this report.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures designed to ensure that information required to be disclosed in the Company’s reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost benefit relationship of possible controls and procedures. As required by Securities and Exchange Commission Rules 13a-15(b) we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer (who is also the Chief Accounting Officer), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the period covered by this report. Based on the foregoing, our Chief Executive Officer and the Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Further, because of changes in conditions, the effectiveness of internal control may vary over time.

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting. In making its assessment, management used the framework set forth by the Committee of Sponsoring

Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework. Based on its evaluation, management has concluded that, as of March 31, 2008, the Company’s internal control over financial reporting had a material weakness related to our financial reporting process. A material weakness in internal control over financial reporting is a significant deficiency, or combination of significant deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.

The application of our policies and procedures did not provide for effective oversight and review of our financial reporting process. Specifically, (i) application of our policies and procedures did not include adequate management review of manually prepared schedules and (ii) our consolidation process is manually intensive and includes a significant amount of top-sided journal entries. This material weakness resulted in material errors in our consolidated financial statements that were corrected prior to the issuance of our 2008 consolidated financial statements.

Management concluded that this material weakness largely resulted from the excessively manual-intensive nature of our consolidation process, exacerbated by insufficient resources relating to: the incremental reporting requirements resulting from the acquisition of Saitek in November 2007, and the ensuing integration of the financial operations of the five Saitek operating companies, including the need to develop controls and procedures consistent with public company standards for U.S. GAAP reporting in the Saitek operating entities, which previously were not subject to such reporting requirements.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

Changes in Internal Controls over Financial Reporting

Except for that described below, there has been no change in our internal controls over financial reporting during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect our internal controls over financial reporting. Our process for evaluating controls and procedures is continuous and encompasses constant improvement of the design and effectiveness of established controls and procedures and the remediation of any deficiencies which may be identified during this process.

Remediation of Material Weakness

Upon the recommendation of the Audit Committee, the Company has formed a Remediation Committee comprised of certain positions within key functional areas of the Company, chaired by the Chief Financial Officer and reporting jointly to the President/Chief Executive Officer and the Chairman of the Audit Committee, to develop and implement a remediation plan to address the material weakness as well as other internal control deficiencies identified from the completion of the Company’s evaluation of internal controls over financial reporting.

To remediate the material weakness described above, the Company has implemented or plans to implement the remedial measures described below. In addition, the Company plans to continue its evaluation of its controls and procedures and may, in the future, implement additional enhancements:

•	We have begun to develop and implement new reporting instructions and checklists for the newly-acquired foreign subsidiaries’ accounting functions.

•	We intend to pursue alternatives to upgrade our information technology tools to minimize the manual process currently required to record, process, summarize and report information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, as amended.

•	We will consider retaining additional senior accounting personnel with specific responsibilities to improve the oversight and review of financial reporting.

•	We will consider additional management reviews of manually prepared schedules.

Item 9B.	Other Information

None

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Certain information with respect to the executive officers of the Company is set forth in Item 1 — Business in the section entitled “Executive Officers of the Registrant” in Part I of this Annual Report on Form 10-K.

The information required by this item with respect to the directors of the Company is incorporated herein by reference to the information under the caption “Election of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance” contained in the Company’s Management Proxy Circular for the Company’s 2008 Annual Meeting of Shareholders (the “Proxy Statement”).

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

Item 13.	Certain Relationships and Related Transactions, and Director Independence

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

(2) Financial Statement Schedules

Years ended March 31, 2008, 2007 and 2006 — Schedule II Valuation and Qualifying Accounts

Schedules not listed above have been omitted because information required to be set forth therein is not applicable or is shown in the financial statements or notes thereto.

(3) Exhibits (numbered in accordance with Item 601 of Regulation S-K)

The following exhibits are filed or incorporated by reference into this report.

2.1		Asset Purchase Agreement, dated as of September 6, 2007, by and between Mad Catz Interactive, Inc. and Take-Two Interactive Software, Inc.(1)
2.2		Stock Purchase Agreement dated as of November 14, 2007 by and between Guymont Services SA as trustee of The Winkler Atlantic Trust and Mad Catz Interactive, Inc., a company incorporated and existing under the laws of Canada.(2)
3.1		Articles of Incorporation and Amendments thereto.(3)
3.2		By-Laws of the Company, as amended to date.(4)
3.3		Amendment to By-Law No. 2.(5)
10.1		Guarantee from 1328158 Ontario Inc, to Congress Financial Corporation (Canada), dated September 25, 2000.(6)
10.2		General Security Agreement among and between Mad Catz, Inc., FX Unlimited, Inc., and Congress Financial Corporation (Central), dated September 25, 2000.(6)
10.3		Guarantee from Mad Catz, Inc. to Congress Financial Corporation (Central), dated September 25, 2000.(6)
10.4		Amended and Restated General Security Agreement by and among Mad Catz Inc., FX Unlimited, Inc. and Congress Financial Corporation (Central), dated as of November 30, 2001.(7)
10	.5*	Amended and Restated Incentive Stock Option Plan of Mad Catz Interactive, Inc.(7)
10	.6*	Form of Incentive Stock Option Plan.(7)
10	.7*	Employment Agreement between Mad Catz, Inc. and Darren Richardson, dated May 18, 2000.(8)
10	.8*	Amendment to Employment Agreement between Mad Catz Interactive, Inc. and Darren Richardson, dated April 1, 2004. Portions of this exhibit (indicated by asterisks) have been omitted pursuant to a request for confidential treatment pursuant to Rule 24b-2 under the Securities Exchange Act of 1934.(9)
10.9		Xenon Game Peripheral Licensing Certification Agreement, made and entered into on May 12, 2005, by and between the Company and Microsoft Corporation. Portions of this exhibit (indicated by asterisks) have been omitted pursuant to a request for confidential treatment pursuant to Rule 24b-2 under the Securities Exchange Act of 1934.(10)
10.10		Second Amended and Restated Loan Agreement dated as of October 30, 2006 by and between Wachovia Capital Finance Corporation (Central), formerly known as Congress Financial Corporation (Central), an Illinois corporation and Mad Catz, Inc.(11)
10	.11*	Employment Agreement between Mad Catz Interactive, Inc. and Stewart Halpern, dated January 16, 2007.(12)
10	.12*	Mad Catz Interactive, Inc. Stock Option Plan — 2007(13)
10	.13*	Stock Option Agreement under the Mad Catz Interactive, Inc. Stock Option Plan — 2007(13)
10.14		Consideration Loan Note Instrument dated November 20, 2007 by Mad Catz Interactive, Inc., a company incorporated and existing under the laws of Canada to and in favor of the Note holders named therein.(2)
10.15		Consideration Loan Note Instrument dated November 20, 2007 by Mad Catz Interactive, Inc., a company incorporated and existing under the laws of Canada to and in favor of the Note holders named therein.(2)
10.16		First Amending Agreement dated as of November 20, 2007 by and between Mad Catz, Inc. and Wachovia Capital Finance Corporation (Central), an Illinois corporation.(2)
10.17		Pledge and Security Agreement dated November 20, 2007, by Winkler Atlantic Holdings Limited, a British Virgin Islands corporation to and in favor of Wachovia Capital Finance Corporation (Central), an Illinois corporation.(2)
10.18		Guarantee dated November 20, 2007, by Saitek Industries Limited, a Delaware corporation, in favor of Wachovia Capital Finance Corporation (Central), an Illinois corporation.(2)
10.19		General Security Agreement dated November 20, 2007 by Saitek Industries Limited, a Delaware corporation, in favor of and Wachovia Capital Finance Corporation (Central), an Illinois corporation.(2)

21.1	Subsidiaries of the Company.
23.1	Consent of KPMG LLP, Independent Registered Public Accounting Firm.
23.2	Consent of BDO Stoy Hayward LLP, Independent Registered Public Accounting Firm.
31.1	Certifications of Registrant’s Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certifications of Registrant’s Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certifications of Registrant’s Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002. These certifications are being furnished solely to accompany this Annual Report on Form 10-K and are not being filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and are not to be incorporated by reference into any filing of the Company.
32.2	Certifications of Registrant’s Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002. These certifications are being furnished solely to accompany this Annual Report on Form 10-K and are not being filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and are not to be incorporated by reference into any filing of the Company.

(1)	This document was filed as an exhibit to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission for the fiscal year ended September 11, 2007 and incorporated herein by reference.

(2)	This document was filed as an exhibit to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission for the fiscal year ended November 20, 2007 and incorporated herein by reference.

(3)	This document was filed as an exhibit to the Registrant’s Annual Report on Form 20-F filed with the Securities and Exchange Commission for the fiscal year ended March 31, 2001 and incorporated herein by reference.

(4)	This document was filed as an exhibit to the Registrant’s Registration Statement on Form 20-F, dated June 1, 1999, filed with the Securities and Exchange Commission on June 3, 1999 and incorporated herein by reference.

(5)	This document was filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission for the quarterly period ended September 30, 2007 and incorporated herein by reference.

(6)	This document was filed as an exhibit to the Registrant’s Annual Report on Form 20-F filed with the Securities and Exchange Commission for the fiscal year ended March 31, 2000 and incorporated herein by reference.

(7)	This document was filed as an exhibit to the Registrant’s Annual Report on Form 20-F filed with the Securities and Exchange Commission for the fiscal year ended March 31, 2002 and incorporated herein by reference.

(8)	This document was filed as an exhibit to the Registrant’s Annual Report on Form 20-F filed with the Securities and Exchange Commission for the fiscal year ended March 31, 2003 and incorporated herein by reference.

(9)	This document was filed as an exhibit to the Registrant’s Annual Report on Form 20-F filed with the Securities and Exchange Commission for the fiscal year ended March 31, 2004 and incorporated herein by reference.

(10)	This document was filed as an exhibit to the Registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission for the fiscal year ended March 31, 2005 and incorporated herein by reference.

(11)	This document was filed as an exhibit to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 3, 2006 and incorporated herein by reference.

(12)	This document was filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission for the quarterly period ended December 31, 2006 and incorporated herein by reference.

(13)	This document was filed as an exhibit to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission for the fiscal year ended October 9, 2007 and incorporated herein by reference.

*	Denotes management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MAD CATZ INTERACTIVE, INC.

By:	/s/ Darren Richardson
Darren Richardson
President and Chief Executive Officer

Date: June 30, 2008

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Darren Richardson Darren Richardson	President and Chief Executive Officer (Principal Executive Officer)	June 30, 2008

/s/ Stewart Halpern Stewart Halpern	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	June 30, 2008

/s/ Thomas Brown Thomas Brown	Director	June 30, 2008

/s/ Robert Molyneux Robert Molyneux	Director	June 30, 2008

/s/ William Woodward William Woodward	Director	June 30, 2008

/s/ John DeRuig John DeRuig	Director	June 30, 2008

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
Mad Catz Interactive, Inc.:

We have audited the accompanying consolidated balance sheets of Mad Catz Interactive, Inc. and subsidiaries (the Company) as of March 31, 2008 and 2007, and the related consolidated statements of operations, shareholders’ equity and comprehensive income (loss), and cash flows for each of the years in the three-year period ended March 31, 2008. In connection with our audits of the consolidated financial statements, we have also audited financial statement Schedule II. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits. We did not audit the financial statements of Mad Catz Europe Limited, a wholly owned subsidiary, for the year ended March 31, 2006, which statements reflect total revenues constituting 19% of the related consolidated totals in 2006. Those statements were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it related to the 2006 amounts included for Mad Catz Europe, Limited, is based solely on the report of the other auditors.

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

In our opinion, based on our audits and the report of other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Mad Catz Interactive, Inc. and subsidiaries as of March 31, 2008 and 2007, and the results of their operations and their cash flows for each of the years in the three-year period ended March 31, 2008, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement Schedule II, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Note 2 to the consolidated financial statements, effective April 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123(R), Share-Based Payments, and Securities and Exchange Commission’s Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements on Current Year Financial Statements.

/s/  KPMG LLP

San Diego, California
June 30, 2008

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders of Mad Catz Europe Limited

We have audited the accompanying statement of income of Mad Catz Europe Limited for the year ended March 31, 2006. This financial statement is the responsibility of the Company’s management. Our responsibility is to express an opinion on this financial statement based on our audit.

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

In our opinion, the financial statement referred to above presents fairly, in all material respects, the results of Mad Catz Europe Limited’s operations for the year ended March 31, 2006, in conformity with accounting principles generally accepted in the United Kingdom.

/s/ BDO Stoy Hayward LLP

Reading, United Kingdom
June 21, 2006

MAD CATZ INTERACTIVE, INC.

Consolidated Balance Sheets
March 31, 2008 and 2007

	2008	2007
	(In thousands of U.S. dollars, except share data)

ASSETS
Current assets:
Cash	$5,230	$2,350
Accounts receivable, net of allowances of $4,514 and $3,583 at March 31, 2008 and 2007, respectively	14,567	14,405
Other receivables	583	74
Inventories	20,554	12,804
Deferred tax assets	1,591	2,009
Prepaid expense and other current assets	1,369	700

Total current assets	43,894	32,342
Deferred tax assets	978	1,801
Other assets	324	86
Property and equipment, net	2,101	1,658
Intangible assets, net	8,320	1,848
Goodwill	35,704	17,483

Total assets	$91,321	$55,218

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Bank loan	$11,470	$1,345
Accounts payable	16,280	13,509
Accrued liabilities	6,859	2,653
Income taxes payable	496	484

Total current liabilities	35,105	17,991
Convertible notes payable and accrued interest	14,901	—

Total liabilities	50,006	17,991
Shareholders’ equity:
Common stock, no par value, unlimited shares authorized; 54,973,549 and 54,244,383 shares issued and outstanding at March 31, 2008 and 2007, respectively	47,717	47,105
Accumulated other comprehensive income	2,923	2,615
Accumulated deficit	(9,325)	(12,493)

Total shareholders’ equity	41,315	37,227

Total liabilities and shareholders’ equity	$91,321	$55,218

See accompanying notes to consolidated financial statements.

MAD CATZ INTERACTIVE, INC.

Consolidated Statements of Operations
Years Ended March 31, 2008, 2007 and 2006

	2008	2007	2006
	(In thousands of U.S. dollars, except
	share and per share data)

Net sales	$87,583	$99,721	$100,768
Cost of sales	58,841	74,703	88,147

Gross profit	28,742	25,018	12,621
Operating expenses:
Sales and marketing	10,304	8,923	12,252
General and administrative	11,004	8,244	7,915
Research and development	1,516	1,406	1,605
Amortization	987	—	—

Total operating expenses	23,811	18,573	21,772

Operating income (loss)	4,931	6,445	(9,151)
Interest expense, net	(1,156)	(1,109)	(1,395)
Foreign exchange gain (loss), net	1,703	256	(765)
Other income	434	338	484

Income (loss) before income taxes	5,912	5,930	(10,827)
Income tax (expense) benefit	(2,744)	(2,225)	4,174

Net income (loss)	$3,168	$3,705	$(6,653)

Net income (loss) per share:
Basic	$0.06	$0.07	$(0.12)

Diluted	$0.06	$0.07	$(0.12)

Number of shares used in per share computations:
Basic	54,843,688	54,244,383	54,244,383

Diluted	55,314,438	55,036,591	54,244,383

See accompanying notes to consolidated financial statements.

MAD CATZ INTERACTIVE, INC.

Consolidated Statements of Shareholders’ Equity and Comprehensive Income (Loss)
Years Ended March 31, 2008, 2007 and 2006

			Accumulated
			Other		Total
	Common Stock		Comprehensive	Accumulated	Shareholders’
	Shares	Amount	Income	Deficit	Equity
	(In thousands of U.S. dollars, except share data)

Balance at March 31, 2005	54,244,383	$46,746	$6,514	$(10,357)	$42,903
Comprehensive loss:
Net loss	—	—	—	(6,653)	(6,653)
Foreign currency translation adjustment	—	—	602	—	602

Total comprehensive loss					(6,051)

Balance at March 31, 2006	54,244,383	46,746	7,116	(17,010)	36,852
Cumulative effect of adjustments from the adoption of SAB 108, net of taxes	—	—	(4,880)	812	(4,068)
Stock-based compensation	—	359	—	—	359
Comprehensive income:
Net income	—	—	—	3,705	3,705
Foreign currency translation adjustment	—	—	379	—	379

Total comprehensive income					4,084

Balance at March 31, 2007	54,244,383	47,105	2,615	(12,493)	37,227
Stock option exercises	729,166	345	—	—	345
Stock-based compensation	—	267	—	—	267
Comprehensive income:
Net income	—	—	—	3,168	3,168
Foreign currency translation adjustment	—	—	308	—	308

Total comprehensive income					3,476

Balance at March 31, 2008	54,973,549	$47,717	$2,923	$(9,325)	$41,315

See accompanying notes to consolidated financial statements.

MAD CATZ INTERACTIVE, INC.

Consolidated Statements of Cash Flows
Years Ended March 31, 2008, 2007 and 2006

	2008	2007	2006

Cash flows from operating activities:
Net income (loss)	$3,168	$3,705	$(6,653)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	2,910	1,938	1,904
Amortization of deferred financing fees	34	8	—
Increase in sales reserves	6,271	7,937	15,759
(Gain) loss on sale or disposals of property and equipment	—	2	(5)
Stock-based compensation	267	359	—
Foreign exchange (gains) losses	—	(256)	765
Provision (benefit) for deferred income taxes	1,489	1,592	(1,711)
Changes in operating assets and liabilities, net of effects of Joytech and Saitek acquisitions in 2008:
Accounts receivable	1,194	(9,303)	(10,425)
Other receivables	431	355	1,375
Inventories	146	5,973	8,318
Prepaid expense and other current assets	(472)	973	(766)
Other assets	(147)	—	—
Accounts payable	(7,690)	(6,071)	360
Accrued liabilities	(1,395)	(517)	412
Income taxes receivable/payable	12	1,746	(2,765)

Net cash provided by operating activities	6,218	8,441	6,568

Cash flows from investing activities:
Purchases of property and equipment	(794)	(385)	(1,703)
Cash paid for Joytech acquisition	(2,983)	—	—
Cash paid for Saitek acquisition, net of cash acquired	(10,214)	—	—

Net cash used in investing activities	(13,991)	(385)	(1,703)
Cash flows from financing activities:
Borrowing (repayment) on bank loan	10,125	(7,236)	(3,519)
Payment of financing fees	(125)	(94)	—
Proceeds from exercise of stock options	345	—	—

Net cash provided by (used in) financing activities	10,345	(7,330)	(3,519)

Effects of foreign exchange on cash	308	17	(824)

Net increase in cash	2,880	743	522
Cash, beginning of year	2,350	1,607	1,085

Cash, end of year	$5,230	$2,350	$1,607

Supplemental cash flow information:
Income taxes paid	$1,340	$186	$270

Interest paid	$809	$1,148	$1,407

Supplemental disclosures of noncash investing and financing activities:
Convertible notes payable issued in conjunction with Saitek acquisition	$14,500	$—	$—
Note payable issued in conjunction with acquisition	—	126	—
Fair value of assets and liabilities acquired in acquisitions:
Accounts receivable and other assets	13,753	—	—
Inventories	7,896	—	—
Property and equipment	899	5	—
Assumed liabilities	(13,554)	—	—
In process research and development	—	121	—
Intangible assets	8,132	—	—
Goodwill	18,221	—	—
Restructuring and transaction costs	2,910

See accompanying notes to consolidated financial statements.

MAD CATZ INTERACTIVE, INC.

Notes to Consolidated Financial Statements
(In U.S. dollars)

(1)	Organization and Description of Business

Mad Catz Interactive, Inc. (the “Company”) is a corporation incorporated under the Canada Business Corporations Act. The Company has the following operating subsidiaries: (i) Mad Catz, Inc. (“MCI”), a corporation incorporated under the laws of Delaware that acts as the Company’s primary operating subsidiary, (ii) 1328158 Ontario Inc. (“MCC”), a corporation incorporated under the laws of the Province of Ontario, Canada that sells the Company’s products in Canada under the name Mad Catz Canada, (iii) Mad Catz Europe, Limited, a corporation incorporated under the laws of England and Wales that sells the Company’s products in Europe, (iv) Mad Catz Interactive Asia Limited, a corporation incorporated under the laws of Hong Kong engaged in the engineering, design, contract manufacture and, to a lesser degree, sales of the Company’s products and (v) Mad Catz Technological Development (Shenzhen) Co., Ltd., a corporation incorporated under the laws of the People’s Republic of China engaged in the engineering, design, quality assurance and quality control of Mad Catz products. In November 2007, the Company acquired Winkler Atlantic Holdings Limited (“WAHL”), which was the holding company for five operating subsidiaries (“Saitek”) located in the United Kingdom, France, Germany, the United States (although this United States entity no longer exists as it was merged into MCI in April 2008) and Hong Kong. The Company also beneficially owns, directly or indirectly, all of the issued and outstanding shares of the following companies that are currently inactive: FX Unlimited Inc., a corporation incorporated under the laws of Delaware, Xencet USA, Inc., a corporation incorporated under the laws of Delaware, Singapore Holdings Inc., a corporation incorporated under the laws of Delaware and Mad Catz Limited, a company incorporated under the laws of England and Wales.

The Company’s products are designed, manufactured (primarily through third parties), marketed and distributed for all major console based video game systems. The Company’s products include video game, PC and audio accessories, such as control pads, steering wheels, joysticks, memory cards, video cables, light guns, flight sticks, dance pads, microphones, car adapters, carry cases, mice, keyboards and headsets. The Company also markets GameShark video game enhancement products and publishes video games.

(2)	Summary of Significant Accounting Policies

Basis of Presentation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany transactions and balances have been eliminated in consolidation.

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

Concentration of Credit Risk

Credit risk is primarily concentrated in accounts receivable. The Company generally does not require collateral on accounts receivable because a majority of its customers are large, well capitalized, established retail entities with operations throughout the United States, Canada and Europe. The Company maintains an allowance for doubtful accounts. For the year ended March 31, 2008, sales to the largest customer constituted 33% of gross sales and represented 31% of accounts receivable at March 31, 2008. For the year ended March 31, 2007, sales to the two largest customers constituted 51% of gross sales and represented 45% of accounts receivable at March 31, 2007. For the year ended March 31, 2006, sales to the three largest customers constituted 60% of gross sales.

MAD CATZ INTERACTIVE, INC.

Notes to Consolidated Financial Statements — (Continued)

Accounts receivable balances generally are in proportion to the net sales percentages for the Company’s largest customers.

Fair Value of Financial Instruments

The carrying values of the Company’s financial instruments, including cash, accounts receivable, other receivables, accounts payable, accrued liabilities and income taxes payable approximate their fair values due to the short maturity of these instruments. The carrying value of the bank loan approximates its fair value as the interest rate and other terms are that which is currently available to the Company. It is impractical to estimate the fair value of the convertible notes.

Revenue Recognition

The Company evaluates the recognition of revenue based on the applicable provisions of Staff Accounting Bulletin No. 104, Revenue Recognition. Accordingly, the Company recognizes revenue when (1) there is persuasive evidence that an arrangement with the customer exists, which is generally a customer purchase order, (2) the products are delivered, which occurs when the products are shipped and risk of loss has been transferred to the customer, (3) the selling price is fixed or determinable and (4) collection of the customer receivable is deemed probable. Our payment arrangements with customers typically provide net 30 and 60-day terms.

Revenues from sales to authorized resellers are subject to terms allowing price protection, certain rights of return and allowances for cooperative advertising. Allowances for price protection are recorded when the price protection program is offered. Allowances for estimated future returns and cooperative advertising are provided for upon recognition of revenue. Such amounts are estimated and periodically adjusted based on historical and anticipated rates of returns, inventory levels and other factors and are recorded as either operating expenses or as a reduction of sales in accordance with Emerging Issues Task Force Issue 01-9, Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor’s Products).

Amounts billed to customers for shipping and handling is included in net sales, and costs incurred related to shipping and handling is included in cost of sales.

Allowance for Doubtful Accounts and Other Allowances

Accounts receivable are recorded net of an allowance for doubtful accounts and other sales related allowances. When evaluating the adequacy of the allowance for doubtful accounts, the Company analyzes known uncollectible accounts, the aging of accounts receivable, historical bad debts, customer credit-worthiness and current economic trends.

Other sales related allowances include those for sales returns, price protection, and cooperative advertising. When estimating future product returns, the Company makes an assessment of the rate and lag period by which customers will return the Company’s products by considering historical trends and information regarding inventory levels and demand and acceptance of the Company’s products by the end consumer. Allowances for price protection and cooperative advertising are based upon programs negotiated with specific customers.

Inventories

Raw materials, packaging materials and accessories are valued at the lower of cost, determined by the first-in, first-out method, or market. Finished goods are valued at the lower of cost or market, with cost being determined on an average cost basis using the first-in, first-out method. The Company regularly reviews inventory quantities on hand and in the retail channel in order to recognize any loss of value in the period incurred.

MAD CATZ INTERACTIVE, INC.

Notes to Consolidated Financial Statements — (Continued)

Property and Equipment

Property and equipment are stated at cost less accumulated depreciation and amortization. Property and equipment are depreciated using the straight-line method over the estimated useful lives of the assets as follows:

Molds	3 years
Computer equipment and software	3 years
Manufacturing and office equipment	3 - 5 years
Furniture and fixtures	5 years
Leasehold improvements	Shorter of estimated useful life or remaining lease term

Major improvements and betterments are capitalized.

Intangible Assets

Intangible assets are stated at cost less accumulated amortization and are amortized over the estimated useful lives of the assets on a straight-line basis. The range of useful lives is one to 15 years.

Goodwill

Statement of Financial Accounting Standards (“SFAS”) No. 142, Goodwill and Other Intangible Assets, prohibits amortization of goodwill and intangible assets with indefinite useful lives but instead requires testing for impairment at least annually. The Company reviews its goodwill for impairment as of the end of each fiscal year or when an event or a change in facts and or circumstances indicates the fair value of a reporting unit may be below its carrying amount. The Company has completed its annual assessment of impairment in accordance with SFAS No. 142, which did not indicate any impairment of goodwill as of March 31, 2008, 2007 and 2006.

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

Research and Development and Advertising

Research and development and advertising costs are expensed as incurred. Research and development costs amounted to $1,516,000, $1,406,000 and $1,605,000 for the years ended March 31, 2008, 2007 and 2006, respectively. Advertising costs amounted to $3,184,000, $3,879,000, and $5,836,000 in 2008, 2007 and 2006,

MAD CATZ INTERACTIVE, INC.

Notes to Consolidated Financial Statements — (Continued)

respectively. Cooperative advertising with retailers is recorded when revenue is recognized and such amounts are included in sales and marketing expense if there is a separate identifiable benefit with an fair value. Otherwise, such costs are recognized as a reduction of sales.

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

April 1, 2007, the Company adopted the provisions of FASB Interpretation No. 48 (“FIN 48”) Accounting for Uncertainty in Income Taxes. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements in accordance with SFAS No. 109, Accounting for Income Taxes and prescribes a recognition threshold and measurement attributes for financial statement disclosure of tax positions taken or expected to be taken on a tax return. Under FIN 48, the impact of an uncertain income tax position on the income tax return must be recognized at the largest amount that is more-likely-than-not to be sustained upon audit by the relevant taxing authority. An uncertain income tax position will not be recognized if it has less than a 50% likelihood of being sustained. Additionally, FIN 48 provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The adoption did not have a material impact to the Company and there was no cumulative effect related to the adoption of FIN 48. Prior to the adoption of FIN 48, the Company recognized the effect of income tax positions only if such positions were probable of being sustained.

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

MAD CATZ INTERACTIVE, INC.

Notes to Consolidated Financial Statements — (Continued)

dilutive securities are not included in the denominator of the diluted earnings per share calculation when inclusion of such shares would be anti-dilutive.

The following table sets forth the computation of diluted weighted average common and potential common shares outstanding for the years ended March 31, 2008, 2007 and 2006:

	Years Ended March 31,
	2008	2007	2006

Basic weighted average common shares outstanding	54,843,688	54,244,383	54,244,383
Effect of dilutive securities — options	470,750	792,208	—

Diluted weighted average common and potential common shares outstanding	55,314,438	55,036,591	54,244,383

Weighted average stock options to purchase of 2,229,223, 1,193,262, and 289,949 shares for the years ended March 31, 2008, 2007 and 2006, respectively, were excluded from calculation because of their anti-dilutive effect. Weighted average shares of 3,831,924 related to the convertible note payable were excluded from the calculation because of their anti-dilutive effect.

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

The fair value of each option award is estimated on the date of grant using the Black-Scholes option valuation model, using the assumptions noted in Note 9 — Stock-Based Compensation. The expected life of the options is based a number of factors, including historical exercise experience, the vesting term of the award, the expected volatility of the Company’s stock and an employee’s average length of service. The expected volatility is estimated based on the historical volatility (using daily pricing) of the Company’s stock. The risk-free interest rate is determined based on a constant U.S. Treasury security rate with a contractual life that approximates the expected term of the stock options. In accordance with SFAS No. 123R, the Company reduces the calculated stock-based compensation expense for estimated forfeitures by applying a forfeiture rate, based upon historical pre-vesting option cancelations. Estimated forfeitures will be reassessed at each balance sheet date and may change based on new facts and circumstances.

See Note 9 — Stock-Based Compensation for additional information regarding our stock-based compensation plans and the impact of adopting SFAS 123R.

Comprehensive Income (Loss)

Comprehensive income (loss) consists of net income (loss) and certain changes in equity that are excluded from net income (loss). Accumulated other comprehensive income represents net unrealized gains and losses from foreign currency translation adjustments.

MAD CATZ INTERACTIVE, INC.

Notes to Consolidated Financial Statements — (Continued)

Reclassifications

Certain prior period amounts have been reclassified to conform to the current year presentation.

Adoption of SAB 108

In September 2006 the SEC released Staff Accounting Bulletin No. 108 (“SAB 108”), Considering the Effects of Prior Year Misstatements when Quantifying Misstatements on Current Year Financial Statements, which provides interpretive guidance on the SEC’s views for the process of quantifying the materiality of financial statement misstatements. Under SAB 108 registrants are required to consider both a “rollover” method which focuses primarily on the income statement impact of misstatements and the “iron curtain” method which focuses primarily on the balance sheet impact of misstatements. Prior to SAB 108, the Company evaluated misstatements under the rollover method. The transition provisions of SAB 108 permit a registrant to adjust beginning retained earnings for the cumulative effect of immaterial errors related to prior years which are material under either the iron curtain or rollover method. The Company was required to adopt SAB 108 in fiscal year 2007. Upon adoption, the Company recorded (i) a decrease in accounts payable of $400,000 for excess balances, (ii) a decrease in accrued expenses of $383,000 for excess audit and 10-K filing fees, (iii) a decrease in accounts receivable allowances of $539,000 for excess sales related reserves, (iv) a decrease in goodwill and accumulated other comprehensive income (foreign currency translation adjustment) of $4,880,000 to adjust for the incorrect historical translation of the goodwill balance, and a decrease in deferred tax assets of $510,000 related to the tax effect of these four errors. These corrections resulted in a net decrease in accumulated deficit of $812,000 and a decrease in accumulated other comprehensive income of $4,880,000 to correct errors that were considered immaterial under the Company’s previous method of evaluating materiality. The first three errors arose in fiscal 2006 and the fourth error occurred from 1999 through 2006.

Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS No. 157”). SFAS No. 157 defines fair value, establishes a framework for measuring fair value using generally accepted accounting principles, and expands disclosures related to fair value measurements. Subsequent to the issuance of SFAS No. 157, the FASB issued FASB Staff Position 157-2 (“FSP 157-2”). FSP 157-2 delayed the effective date of the application of SFAS No. 157 to fiscal years beginning after November 15, 2008 for all nonfinancial assets and nonfinancial liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis. We will adopt all of the provisions of SFAS No. 157 as of April 1, 2008 with the exception of the application of the statement to nonrecurring nonfinancial assets and nonfinancial liabilities, we will adopt FSP 157-2 as of April 1, 2009. We are currently evaluating the impact of this pronouncement on our consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FASB Statement No. 115 (“SFAS No. 159”). This standard permits an entity to choose to measure many financial instruments and certain other items at fair value. Most of the provisions in SFAS No. 159 are elective; however, the amendment to SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities, applies to all entities with available-for-sale and trading securities. The fair value option established by SFAS No. 159 permits all entities to choose to measure eligible items at fair value at specified election dates. A business entity will report unrealized gains and losses on items for which the fair value option has been elected in earnings (or another performance indicator if the business entity does not report earnings) at each subsequent reporting date. The fair value option: (a) may be applied instrument by instrument, with a few exceptions, such as investments otherwise accounted for by the equity method; (b) is irrevocable (unless a new election date occurs); and (c) is applied only to entire instruments and not to portions of instruments. SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. Accordingly, we

MAD CATZ INTERACTIVE, INC.

Notes to Consolidated Financial Statements — (Continued)

will adopt SFAS No. 159 as of April 1, 2008. We do not expect the adoption of SFAS No. 159 to have a material impact on our consolidated financial statements.

In December 2007, the FASB issued SFAS No. 141R, Business Combinations (“SFAS No. 141R”). This statement establishes principles and requirements for the reporting entity in a business combination, including recognition and measurement in the financial statements of the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree. This statement also establishes disclosure requirements to enable financial statement users to evaluate the nature and financial effects of the business combination. SFAS No. 141R applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008, and interim periods within those fiscal years. The Company is required to adopt SFAS 141R beginning April 1, 2009, and we are currently evaluating the effect the adoption of SFAS 141R will have on our consolidated financial statements.

(3)	Acquisitions

Saitek

On November 20, 2007, the Company acquired all of the outstanding stock of Winkler Atlantic Holdings Limited (“WAHL”), a private holding company that owns Saitek, a provider of PC game accessories, PC input devices, multimedia audio products, chess and intelligent games. The Company acquired Saitek to further diversify its products and geographic distribution capabilities. The strategic combination will broaden the product lines the Company offers, expand the Company’s geographic presence and will allow the Company to provide a more comprehensive product suite to its customers. These are among factors that contributed to a purchase price for the Saitek acquisition that resulted in the recognition of goodwill of $18.2 million. The acquisition was recorded using the purchase method of accounting. Thus, the results of operations from Saitek are included in the Company’s consolidated financial statements from the date of acquisition.

The Saitek purchase agreement includes a working capital adjustment to the purchase price based on the final consolidated balance sheet of the Saitek companies as of the closing of this acquisition. This adjustment is still being negotiated.

Pursuant to the terms of the purchase agreement related to the WAHL acquisition, the Company paid to the former owner of WAHL $29.5 million of purchase consideration, subject to a working capital adjustment that is currently being negotiated, which was comprised of $15.0 million of cash, funded from the Company’s cash on hand and borrowings under the existing credit facility, as well as the issuance of $14.5 million of convertible notes. The total purchase price, including transaction costs of approximately $2.0 million and restructuring costs of $910,000, has been preliminarily allocated to tangible and intangible assets acquired based on estimated fair values, with the remainder classified as goodwill. As management formulated the plan for the restructuring of Saitek at the time of the acquisition, the restructuring was recorded as purchase price, in accordance with EITF No. 95-3, Recognition of Liabilities in Connection with a Purchase Business Combination. The Company’s restructuring accrual consists primarily of severance costs and to a lesser extent lease exit costs. The Company is in the process of consolidating certain redundant operations and expects to be completed with this activity by October of 2008. As of March 31, 2008, the Company had not made any payments of restructuring costs but anticipates that the costs will be paid in the next six months. The Company expects to finalize the purchase price allocation of the fair value of the assets acquired within one year of the acquisition date. The goodwill is not deductible for tax purposes.

MAD CATZ INTERACTIVE, INC.

Notes to Consolidated Financial Statements — (Continued)

The total purchase price of the acquisition was as follows (in thousands):

Cash paid	$14,956
Issuance of convertible notes	14,500
Transaction costs	2,000
Restructuring costs	910

Total purchase price	$32,366

The transaction costs incurred by the Company primarily consist of fees for attorneys, financial advisors, accountants and other advisors directly related to the transaction.

The total purchase price has been allocated as follows based on the assets and liabilities acquired as of November 20, 2007 (in thousands):

Fair value of net tangible assets acquired and liabilities assumed:
Accounts receivable and other current assets, excluding inventories	$13,506
Inventories	5,970
Property, plant & equipment	524
Deferred tax assets	248
Accounts payable and other liabilities	(13,553)

		$6,695
Fair value of identifiable intangible assets acquired:
Product lines	3,200
Customer relationships	3,100
Trademarks and tradenames	1,100
Other intangibles	50

		7,450
Goodwill		18,221

Total purchase price		$32,366

The accompanying consolidated statement of operations for the year ended March 31, 2008 includes the operations of Saitek from the date of acquisition. Assuming the acquisition of Saitek had occurred on April 1, 2007 and 2006, the pro forma unaudited results of operations would have been as follows (in thousands):

	Year Ended
	March 31,	March 31,
	2008	2007

Revenue	$114,701	$136,926
Net income	249	(160)
Net income per share:
Basic	$0.00	$0.00
Diluted	$0.00	$0.00

The above pro forma unaudited results of operations do not include pro forma adjustments relating to costs of integration or post-integration cost reductions that may be incurred or realized by the Company in excess of actual amounts incurred or realized through March 31, 2008.

MAD CATZ INTERACTIVE, INC.

Notes to Consolidated Financial Statements — (Continued)

Joytech

On September 7, 2007, the Company acquired certain assets of Joytech from Take-Two Interactive Software, Inc. (NASDAQ: TTWO) for approximately $3 million. Joytech manufactures third-party video game peripherals and audiovisual accessories with retail distribution in Europe and North America. The acquisition was accounted for as an asset purchase.

Pursuant to the terms of the purchase agreement related to the Joytech acquisition, the Company acquired substantially all of Joytech’s assets for an aggregate purchase price of approximately $3 million, which was paid in cash, funded from the Company’s cash resources and borrowings under its existing credit facility. Additionally, the purchase price includes $250,000 which is held in an escrow account and will be available to satisfy any Company claims for indemnification through June 2008. The total purchase price, including transaction costs of approximately $51,000, was allocated to tangible and intangible assets acquired based on estimated fair values.

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

The total purchase price was allocated, using the relative fair value method, based on the fair value of the assets acquired as of September 7, 2007 as follows (in thousands):

Fair value of tangible assets acquired and liabilities assumed:
Property and equipment	$375
Inventories	1,926

2,301

Fair value of identifiable intangible assets acquired:
Product lines	61
Customer relationships	302
Trademarks	257
Other intangibles	62

682

Total fair value of assets acquired	$2,983

(4)	Inventories

Inventories consist of the following (in thousands):

	March 31,
	2008	2007

Raw materials	$816	$1,618
Finished goods	19,738	11,186

Inventories	$20,554	$12,804

MAD CATZ INTERACTIVE, INC.

Notes to Consolidated Financial Statements — (Continued)

(5)	Property and Equipment

Property and equipment consist of the following (in thousands):

	March 31,
	2008	2007

Molds	$4,121	$3,597
Computer equipment and software	2,264	1,859
Manufacturing and office equipment	1,181	641
Furniture and fixtures	406	247
Leasehold improvements	429	364

	8,401	6,708
Less: Accumulated depreciation and amortization	(6,300)	(5,050)

Property and equipment, net	$2,101	$1,658

Depreciation and amortization expense totaled $1,250,000, $1,152,000, and $1,100,000 for the years ended March 31, 2008, 2007 and 2006, respectively.

(6)	Intangible Assets and Goodwill

The Company’s acquired intangible assets are summarized as follows (in thousands):

			2008	2007
		Accumulated	Net Book	Net Book	Useful Life
	Cost	Amortization	Value	Value	(Years)

Trademarks	$5,469	$3,002	$2,467	$1,762	4 - 15
Customer relationships	3,402	261	3,141	—	3 - 6
Product lines	3,261	614	2,647	—	2 - 3
Copyrights	514	514	—	86	5
Website	457	457	—	—	4
Other	112	47	65	—	1 - 3

Intangible assets	$13,215	$4,895	$8,320	$1,848

Goodwill increased from $17.5 million at March 31, 2007 to $35.7 million at March 31, 2008 due to the acquisition of Saitek in fiscal year 2008. Amortization of intangible assets related to the Joytech and Saitek acquisitions is recorded as amortization expense on the Consolidated Statements of Operations and amounted to $987,000 for the year ended March 31, 2008. Amortization of the GameShark related intangible is recorded as a component of cost of sales and amounted to $673,000, $786,000 and $804,000 for the years ended March 31, 2008, 2007 and 2006, respectively.

For the previously recorded goodwill in connection with the GameShark acquisition through March 31, 2006, the goodwill was incorrectly recorded in Canadian dollars and translated into U.S. dollars at the prevailing exchange rate at the end of each reporting period. Fluctuations in the exchange rate between these two currencies at the time of translation resulted in changes to the amount of goodwill reported in the consolidated financial statements. On April 1, 2006 the Company corrected this error through a SAB 108 cumulative effect adjustment to record the goodwill at its historical value in U.S. dollars, in accordance with FAS No. 52, Foreign Currency Translation. As a result, goodwill was reduced to $17,483,000 and accumulated other comprehensive income was reduced to $2,236,000 on April 1, 2006.

MAD CATZ INTERACTIVE, INC.

Notes to Consolidated Financial Statements — (Continued)

(7)	Bank Loan

The Company has a Credit Facility with Wachovia Capital Finance Corporation (Central) (“Wachovia”) to borrow up to $35 million under a revolving line of credit subject to the availability of eligible collateral (accounts receivable and inventories), which changes throughout the year. On October 30, 2006, the Company and Wachovia extended the term of the Credit Facility until October 30, 2009. The line of credit accrues interest on the daily outstanding balance at the U.S. prime rate plus 0.25% per annum. At March 31, 2008, the interest rate was 5.5%. The Company is also required to pay a monthly service fee of $1,000 and an unused line fee equal to 0.25% of the unused portion of the loan. Borrowings under the Credit Facility are secured by a first priority interest in the inventories, equipment, accounts receivable and investment properties of Mad Catz, Inc. (“MCI”) and by a pledge of all of the capital stock of the Company’s subsidiaries and is guaranteed by the Company. The Company is required to meet a quarterly covenant based on the Company’s net income before interest, taxes, depreciation and amortization (EBITDA). The Company was in compliance with this covenant as of March 31, 2008.

(8)	Convertible Notes Payable

On November 20, 2007, in connection with the acquisition of Saitek, the Company issued convertible notes with an aggregate principal amount of $14,500,000. The convertible notes bear interest of 7.5% per annum. The first principal and interest payment of $4,500,000 and $701,779, respectively, is due on October 31, 2009. The remaining principal and interest payment of $10,000,000 and $2,451,162, respectively, is due on October 31, 2010. There was approximately $401,000 of long-term accrued interest at March 31, 2008. The notes are convertible into common stock of Mad Catz Interactive, Inc. at any time up to the respective maturity date at a fixed conversion price of approximately $1.42 per share. The conversion price represents a 15% premium to the average closing share price of the Company’s stock over the last 15 trading days prior to execution of the purchase agreement relating to the Saitek acquisition. If fully converted, the notes would convert into approximately 10,217,744 shares of the Company’s common stock.

(9)	Stock-Based Compensation

The Company’s prior existing Amended and Restated Incentive Stock Option Plan (the “Prior Plan”) allowed the Company to grant options to purchase common stock to employees, officers and directors. In October 2007, the shareholders of the Company approved the Mad Catz Interactive, Inc., Stock Option Plan — 2007 (the “2007 Plan”). As a result, the 2007 Plan replaces the Prior Plan, and no grants will be made under the Prior Plan in the future. During fiscal year 2008, no grants were issued from the Prior Plan. The Prior Plan allowed for a maximum of 6,000,000 shares of common stock to be issued pursuant to options granted. Options granted under the Prior Plan before fiscal year 2007 generally expired five years from the date of grant and generally vested over a period of two years with one-third vesting immediately. Options granted during fiscal year 2007 vested either over four years or immediately upon grant. At March 31, 2008, a total of 2,555,834 options were outstanding, options to purchase 1,778,386 shares were exercisable, and 641,123 shares were available for future grant under the Prior Plan.

The 2007 Plan allows the Company to grant options to purchase common stock to employees, officers and directors up to a maximum of 6,500,000 shares of common stock. Options granted under the 2007 Plan expire ten years from the date of grant and generally vest over a period of four years, with the first 25% vesting on the one-year anniversary of the grant date and the remainder vesting monthly over the remaining 36 months. At March 31, 2008, a total of 1,279,500 options were outstanding, options to purchase 200,000 shares were exercisable, and 5,220,500 shares were available for future grant under the 2007 Plan.

MAD CATZ INTERACTIVE, INC.

Notes to Consolidated Financial Statements — (Continued)

The Company’s options are denominated in U.S. dollars for options granted in fiscal year 2008 and denominated in Canadian dollars for options granted prior to fiscal year 2008. For convenience, per share amounts stated below have been translated to U.S. dollars at the rate of exchange in effect at the balance sheet date. A summary of option activity for the years ended March 31, 2008, 2007 and 2006 is presented as follows:

	2008		2007		2006
		Weighted		Weighted		Weighted
		Average		Average		Average
		Exercise		Exercise		Exercise
	Options	Price	Options	Price	Options	Price

Outstanding, beginning of year	3,605,500	$0.54	2,099,333	$0.99	2,268,983	$1.02
Granted	1,425,000	1.18	2,880,000	0.45	—
Exercised	(729,166)	0.49	—		—
Expired/canceled	(466,000)	0.97	(1,373,833)	1.08	(169,650)	1.44

Outstanding, end of year	3,835,334	$0.80	3,605,500	$0.54	2,099,333	$0.99

Exercisable, end of year	1,978,386	$0.66	2,248,000	$0.55	1,899,333	$1.00

The following summarizes information about stock options outstanding as of March 31, 2008:

	Options Outstanding			Options Exercisable
		Weighted			Weighted
		Average	Weighted		Average	Weighted
		Remaining	Average		Remaining	Average
	Number	Contractual	Exercise	Number	Contractual	Exercise
Range of Exercise Price	Outstanding	Life in Years	Price	Exercisable	Life in Years	Price

$0.45 - 0.76	2,042,500	8.5	$0.53	1,265,052	8.5	$0.49
$0.90 - 1.06	734,500	3.7	0.93	600,000	2.4	0.93
$1.10 - 1.57	1,058,334	9.2	1.22	113,334	8.6	1.20

	3,835,334	7.8	$0.80	1,978,386	6.7	$0.66

The weighted average remaining contractual term of options outstanding and options exercisable at March 31, 2008 was 7.8 years and 6.7 years, respectively. The total number of exercisable stock options that were in the money at March 31, 2008 was 1,200,885 with an intrinsic value of $171,000. As of March 31, 2008, the total unrecognized compensation cost related to unvested options was $935,000, which is expected to be recognized over a weighted-average period of 3.05 years.

The weighted average per share fair value of the options granted during the years ended March 31, 2008 and 2007 were $0.65 and $0.25, respectively. No options were granted in fiscal 2006.

The total intrinsic value of options exercised during the year ended March 31, 2008 was $751,000 which was determined as of the date of exercise. The amount of cash received from the exercise of options was $345,000 for the year ended March 31, 2008. The weighted average fair value of options exercised was $0.49 for the year ended March 31, 2008.

MAD CATZ INTERACTIVE, INC.

Notes to Consolidated Financial Statements — (Continued)

We estimated the fair value of each stock option grant on the date of grant using the Black-Scholes model with the following assumptions for the years ended March 31, 2008 and 2007:

	2008	2007

Assumptions:
Expected volatility	74% - 75%	72% - 76%
Risk-free interest rate	4.37% - 4.78%	4.73% - 4.85%
Forfeitures	7%	4%
Dividend yield	—	—
Expected term	1 - 4 years	2 - 4 years

As a result of the adoption of SFAS No. 123R, the Company’s net income for the years ended March 31, 2008 and 2007 has been reduced by stock-based compensation expense, net of taxes, of approximately $0.1 million and $0.2 million, respectively.

The following table reflects pro forma net loss and net loss per share for the year ended March 31, 2006, under the disclosure only provisions of SFAS No. 123, as if the fair value method had been applied to all outstanding and unvested options in the period (in thousands, except per share data):

Net income (loss) as reported	$(6,653)
Stock based compensation using the fair value method	(121)

Pro forma net income (loss)	$(6,774)

Net income per common share:
Basic — as reported	$(0.12)

Basic — pro forma	$(0.12)

Diluted — as reported	$(0.12)

Diluted — pro forma	$(0.12)

No options were granted during fiscal 2006; therefore no assumptions were determined. Prior to April 1, 2006, actual forfeitures were accounted for as they occurred for purposes of required pro forma stock compensation disclosures.

MAD CATZ INTERACTIVE, INC.

Notes to Consolidated Financial Statements — (Continued)

(10)	Income Taxes

Domestic and foreign income (loss) before income taxes and details of income tax expense (benefit) are as follows (in thousands):

	Years Ended March 31,
	2008	2007	2006

Income (loss) before income taxes:
Domestic (U.S.)	$3,987	$3,865	$(12,516)
Foreign	1,925	2,065	1,689

	$5,912	$5,930	$(10,827)

Income tax expense (benefit):
Current:
Federal (U.S.)	$511	$19	$(2,402)
State (U.S.)	27	20	(420)
Foreign	717	596	359

Total current	1,255	635	(2,463)

Deferred:
Federal (U.S.)	884	1,200	(1,340)
State (U.S.)	538	354	(481)
Foreign	67	36	110

Total deferred	1,489	1,590	(1,711)

Income tax expense (benefit)	$2,744	$2,225	$(4,174)

The difference between reported income tax expense (benefit) and the amount computed by multiplying income (loss) before income taxes by the Company’s applicable Canadian statutory tax rate of approximately 35% is reconciled as follows (in thousands):

	Years Ended March 31,
	2008	2007	2006

Income tax expense (benefit) using the Company’s Canadian statutory tax rates	$2,096	$2,142	$(3,911)
Income taxed in jurisdictions other than Canada	(174)	(263)	(608)
Temporary differences not tax-benefited	831	346	345
Other	(9)	—	—

	$2,744	$2,225	$(4,174)

MAD CATZ INTERACTIVE, INC.

Notes to Consolidated Financial Statements — (Continued)

The sources of significant temporary differences that give rise to the deferred tax assets and liabilities are as follows (in thousands):

	March 31,
	2008	2007

Deferred tax assets:
Tax loss carryforwards	$15,370	$15,476
Difference between book and tax basis of inventories	809	701
Difference between book and tax basis of accounts receivables	487	238
Deferred fees not currently deductible	96	275
Accruals and reserves not currently deductible	687	—
Difference between book and tax basis of intangible assets, property & equipment	615	519
Unclaimed depreciation on property and equipment	339	373
Unclaimed scientific research expenditures	225	248
Goodwill and intangibles	—	1,210
Other	390	423

	19,018	19,463
Less valuation allowance	15,217	15,308

Net deferred tax assets	$3,801	$4,155

Deferred tax liabilities:
Federal liability on state tax loss	$82	$203
Prepaid liabilities	258	98
Goodwill and intangibles	745	—
Other	147	44

Net deferred tax liabilities	$1,232	$345

Net deferred tax assets	$2,569	$3,810

The valuation allowance for deferred tax assets as of March 31, 2008 and 2007 was $15,217,000 and $15,308,000, respectively. The net change in the total valuation allowance for the year ended March 31, 2008 was a decrease of $91,000. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income in each tax jurisdiction during the periods in which temporary differences in those jurisdictions become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. With regards to the deferred tax assets of Mad Catz Interactive, Inc. (“MCII”); MCC, Saitek U.S., Saitek U.K. and Saitek France, we believe there is insufficient evidence to conclude that realization of the benefits is more likely than not; and therefore we have provided a full valuation allowance against these assets. MCII is a corporate entity, which has no revenue or other income, and incurs corporate-related expenses. Taxable losses are incurred each year and MCII has a history of operating losses. MCC is a sales office, which has generated a minimal pre-tax book income in the three most recent years, but has a history of losses in prior years, and is projected to generate minimal taxable income in future years. These circumstances are not anticipated to change and therefore we do not expect MCII or MCC to generate sufficient taxable income in the foreseeable future to enable either entity to utilize their tax loss carryforwards. The valuation allowance attributable to the Saitek entities, if reversed, would reduce goodwill by approximately $5,718,000. With regard to all other entities’ deferred tax assets, the Company believes that it is more

MAD CATZ INTERACTIVE, INC.

Notes to Consolidated Financial Statements — (Continued)

likely than not that the results of future operations will generate sufficient taxable income to realize the deferred tax assets, and therefore no valuation allowance has been provided for these assets.

MCI has California state losses of approximately $2,730,000 which may be carried forward to reduce future years’ taxable income. These losses expire in 2017.

The tax effected total capital and non-capital income tax losses of MCII and MCC as of March 31, 2008 of $7,655,000, is based upon the total tax loss carry-forward amount in Canadian dollars of Cdn. $26,981,000, translated into U.S. dollars at the March 31, 2008 exchange rate (1 Canadian dollar = 0.97833 U.S. dollar) and tax-effected at a 29% estimated rate. The gross tax loss carryforwards of Cdn.$26,981,000 is made up of (i) MCII non-capital income tax losses of approximately Cdn. $14,681,000 (U.S. $14,363,000), which expire from 2009 through 2028, (ii) MCII net capital tax losses of approximately Cdn. $3,152,000 (U.S. $3,083,000), which are available indefinitely to offset taxable capital gains, and (iii) MCC non-capital income tax losses of approximately Cdn. $9,148,000 (U.S. $8,950,000), which expire from 2009 through 2015. A full valuation allowance is provided against all these tax losses.

Saitek has U.S. federal and California tax losses of approximately $3,392,000, and $3,397,000, respectively which may be carried forward to reduce future years’ taxable income. These losses begin to expire in 2023 and 2013, respectively. Saitek also has foreign net operating loss carryforwards of approximately $20,407,000 which may be carried forward indefinitely.

MCII does not record deferred income taxes on the undistributed earnings of its non-Canadian subsidiaries based upon the Company’s intention to permanently reinvest undistributed earnings. MCII may be subject to income and withholding taxes if earnings of the non-Canadian subsidiaries were distributed.

Effective April 1, 2007, the Company adopted the provisions of FASB Interpretation No. 48 (“FIN 48”) Accounting for Uncertainty in Income Taxes. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements in accordance with SFAS No. 109, Accounting for Income Taxes and prescribes a recognition threshold and measurement attributes for financial statement disclosure of tax positions taken or expected to be taken on a tax return. Under FIN 48, the impact of an uncertain income tax position on the income tax return must be recognized at the largest amount that is more-likely-than-not to be sustained upon audit by the relevant taxing authority. An uncertain income tax position will not be recognized if it has less than a 50% likelihood of being sustained. Additionally, FIN 48 provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The adoption did not have a material impact to the Company and there was no cumulative effect related to the adoption of FIN 48.

Following is a tabular reconciliation of the Unrecognized Tax Benefits activity during 2008:

Unrecognized Tax Benefits — Opening Balance	None
Gross increases/(decreases) — tax positions in prior period	None
Gross increase — current-period tax positions	None
Settlements	None
Lapse of statute of limitations	None
Unrecognized Tax Benefits — Ending Balance	None

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

MAD CATZ INTERACTIVE, INC.

Notes to Consolidated Financial Statements — (Continued)

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

The Company does not foresee any material changes to unrecognized tax benefits within the next twelve months.

(11)	Commitments and Contingencies

Leases

The Company is obligated under certain non-cancelable operating leases, primarily for warehouses and office space. Rent expense for operating leases was approximately $1,851,000, $1,168,000 and $1,159,000 for the years ended March 31, 2008, 2007 and 2006, respectively. Annual future minimum rental payments required under operating leases as of March 31, 2008 are as follows (in thousands):

Year ending March 31:
2009	$1,506
2010	656
2011	174
2012	17
2013	1
Thereafter	—

$2,354

Other Commitments

The Company has a long-term contract for market research services which requires fixed quarterly payments. Annual payments required under this contract are as follows (in thousands):

Year ending March 31:
2009	$177
2010	15
Thereafter	—

$192

Royalty and License Agreements

The Company has license agreements to utilize existing design and utility technology with its products. The Company also has royalty agreements for use of licensed trademarks and celebrity endorsements. These agreements have royalty and license fees based on different percentages of certain types of sales or a predetermined amount per unit. Royalty and license expenses were $2,087,000, $3,537,000 and $2,802,000 for the years ended March 31, 2008, 2007 and 2006, respectively. The minimum amount due under royalty and license agreements for fiscal year 2009 is approximately $420,000.

MAD CATZ INTERACTIVE, INC.

Notes to Consolidated Financial Statements — (Continued)

Legal Proceedings

On February 10, 2003, Electro Source, LLC (“Electro Source”) filed a complaint against MCI, and Fire International, Ltd. (“Fire”), as well as other defendants, in the Superior Court in Los Angeles County, California entitled, Electro Source, LLC v. Fire International, Ltd., et al., Case No. BC 290076. On or about November 18, 2003, Electro Source amended its complaint to add the Company as a defendant. In its amended complaint, Electro Source asserted claims against the Company and MCI alleging misappropriation of trade secrets, conspiracy to defraud, interference with contractual relationship and interference with prospective economic advantage in connection with Fire’s agreement to supply MCI with product to be marketed under the GameShark brand and for the termination of Fire’s alleged prior business relationship with Electro Source. On January 31, 2007, the Company, Fire, Electro Source and all other parties to the lawsuit executed a Settlement and Mutual Releases Agreement settling all remaining claims in the matter. The Company’s obligations under the settlement were (i) to pay to Electro Source $100,000 which was paid in February 2007; (ii) to enter into an amendment of the Company’s Exclusive Distribution Agreement with Fire extending the agreement with respect only to PlayStation 2 and Nintendo DS/DS Lite cheat code products through March 31, 2012, which amendment requires Fire to sell PlayStation 2 and Nintendo DS/DS Lite cheat code products only to the Company and requires the Company to buy such products only from Fire, with no minimum purchase requirement; and (iii) to remit to an escrow $1.50 and $1.00, respectively, of the amount the Company would otherwise be required to pay to Fire for each PlayStation 2 and Nintendo DS/DS Lite cheat code the Company purchases from Fire or a Fire affiliate.

On or about May 2, 2005, MCI was served with a lawsuit filed by Freedom Wave LLC in the United States District Court for the Central District of California entitled, Freedom Wave LLC. v. Mad Catz, Inc. et al., Case No CV5 2954NM (PLAx). The complaint alleged that certain MCI products infringe U.S. patent numbers 6,878,066 and 6,280,327 (“ ’327 Patent”). MCI answered, denying the allegation in the complaint. The ’327 patent was under reexamination by the patent and trademark office, and the parties agreed that until the reexamination was complete, the case should be dismissed, without prejudice to Freedom Wave refiling its claims at a later date. The reexamination has been completed and on November 14, 2006 Freedom Wave LLC refiled the lawsuit against the Company. On August 2, 2007, the Company and Freedom Wave executed a Settlement and Intellectual Property License Agreement under which the parties agreed that the lawsuit would be dismissed. The Company’s obligations under this agreement are (i) to pay a one-time licensing fee/royalty of $102,500 for certain products sold prior to the effective date of the agreement, and (ii) to pay an ongoing royalty of $0.40 per net unit sold during the term of the agreement. The one-time licensing fee/royalty of $102,500 was paid on August 9, 2007. The Company’s obligations under the agreement will continue until the date, on which the last of the licensed patents expire, March 15, 2024, unless otherwise terminated under the provisions of the agreement.

On July 14, 2005, the Company was served with a lawsuit filed in the United States District Court for the District of Texas, Marshall Division entitled Konami Corporation v. Roxor Games, Inc., Case No. 02-05cv-173. The complaint alleged that the Company’s MC Groovz Dance Craze product violates U.S. patent number 6,410,835. On January 10, 2006, the Company received a letter from Konami Corporation asserting that Pump It Up: Exceed, which the Company distributes on behalf of Mastiff, LLC, also infringes the claims of the 6,410,835 patent and demanded that the Company cease all sales and offers to sell Pump It Up: Exceed. On October 26, 2006, the Company and Konami executed a settlement agreement under which the parties agreed that the lawsuit would be dismissed with prejudice in exchange for payments to Konami totaling $300,000. Payments commenced in October 2006 and totaled $75,000 and $175,000 for the years ended March 31, 2008 and 2007, respectively.

(12)	Employee Savings Plan

MCI has an employee savings plan that permits eligible participants to make contributions by salary reduction pursuant to section 401(k) of the Internal Revenue Code. The Company matches 50% of the first 8% of compensation that is contributed by each participating employee to the plan. The Company’s contributions to the plan were $136,000, $112,000 and $134,000 for the years ended March 31, 2008, 2007 and 2006, respectively.

MAD CATZ INTERACTIVE, INC.

Notes to Consolidated Financial Statements — (Continued)

(13)	Geographic Data

The Company’s sales are attributed to the following geographic regions (in thousands):

	2008	2007	2006

Net sales:
United States	$51,975	$71,092	$72,172
Europe	31,257	22,163	19,373
Canada	2,806	6,355	8,892
Other countries	1,545	111	331

	$87,583	$99,721	$100,768

Revenue is attributed to geographic regions based on the location of the customer. During the year ended March 31, 2008, one customer individually accounted for at least 10% of the Company’s gross sales, which accounted for 33% of the Company’s gross sales. During the year ended March 31, 2007, two customers individually accounted for at least 10% of the Company’s gross sales, with one customer accounting for 32% and the second for 18% of the Company’s gross sales, for a combined total of 50% of consolidated gross sales. During the year ended March 31, 2006 three customers individually accounted for 28%, 21% and 11%, of the Company’s gross sales, for a combined total of 60% of consolidated gross sales.

The Company’s accounts receivable and property and equipment are attributed to the following geographic regions (in thousands):

	2008	2007

Accounts receivable
United States	8,279	8,912
Europe	5,801	5,253
Canada	474	240
Other countries	13	—

	14,567	14,405

	2008	2007

Property and equipment:
United States	$1,084	$1,516
Europe	183	42
Canada	—	2
Other countries	834	98

	2,101	1,658

MAD CATZ INTERACTIVE, INC.

Notes to Consolidated Financial Statements — (Continued)

(14)	Quarterly Financial and Market Information (Unaudited)

	Quarter Ended
	June 30	Sept. 30	Dec. 31	Mar 31
	(Amounts in thousands, except per share data)

Fiscal 2008 Consolidated:
Net sales	$14,578	$16,853	$34,274	$21,878
Gross profit	4,679	4,953	12,661	6,449
Operating income (loss)	(168)	1,231	5,523	(1,654)
Net income (loss)	(181)	872	3,310	(832)
Net income (loss) per share — basic	(0.00)	0.02	0.06	(0.02)
Net income (loss) per share — diluted	(0.00)	0.02	0.06	(0.02)
Common stock price per share:
High	1.65	1.50	1.39	1.23
Low	0.76	0.86	0.95	0.56
Fiscal 2007 Consolidated:
Net sales	$18,141	$25,788	$36,458	$19,334
Gross profit	3,547	5,570	10,277	5,624
Operating income (loss)	(1,156)	639	5,495	1,467
Net income (loss)	(876)	196	3,689	696
Net income (loss) per share — basic	(0.02)	0.00	0.07	0.01
Net income (loss) per share — diluted	(0.02)	0.00	0.07	0.01
Common stock price per share:
High	0.58	0.56	0.71	0.89
Low	0.35	0.30	0.47	0.57

SCHEDULE II

Mad Catz Interactive, Inc.
Valuation and Qualifying Accounts
Years Ended March 31, 2008, 2007 and 2006

	Additions
	Balance at
	Beginning of	Revenue	Expenses and		Balance at
Description	Period	Reductions(A)	Other Costs(B)	Deductions(C)	End of Period
	(In thousands of U.S. dollars)

Year Ended March 31, 2008
Allowance for Doubtful Accounts, Cooperative Advertising, Price Protection and Sales Returns	$(3,583)	$(4,933)	$(3,271)	$7,273	$(4,514)
Year Ended March 31, 2007
Allowance for Doubtful Accounts, Cooperative Advertising, Price Protection and Sales Returns	$(5,198)	$(5,426)	$(2,511)	$9,552	$(3,583)
Year Ended March 31, 2006
Allowance for Doubtful Accounts, Cooperative Advertising, Price Protection and Sales Returns	$(6,329)	$(10,017)	$(5,742)	$16,890	$(5,198)

(A)	Includes increases in allowances for sales returns, price protection and other sales allowances including volume discounts. Included in the additions is $1,923,000, which represents the beginning balance of Saitek upon acquisition.

(B)	Includes increases in allowances for doubtful accounts and cooperative advertising. Amounts reflect the translation effect of using the average exchange rate for expense items and the year-end exchange rate for the balance sheet item (allowance account). Included in the additions is $10,000, which represents the beginning balance of Saitek upon acquisition.

(C)	Includes actual write-offs of uncollectible accounts receivable, sales returns and price protection credits issued, net of recoveries and the reversal of unused cooperative advertising funds.

See accompanying report of independent registered public accounting firm.