Form 10-K/A
period 2008-03-31
MAD CATZ INTERACTIVE INC
filed 2008-07-29
CIK 1088162

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
None

     Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑
     Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes ☐ No ☑
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulations S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):
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
     There were 55,098,549 shares of the registrant’s common stock issued and outstanding as of July 29, 2008.

     EXPLANATORY NOTE: This Amendment No. 1 on Form 10-K/A (“Amendment No. 1”) amends the Annual Report on Form 10-K of Mad Catz Interactive, Inc. (“we,” “us,” “our” or the “Company”), as filed by the Company on June 30, 2008 (the “Original Filing”), and is being filed solely to replace Part III, Item 10 through Item 14 and to update Item 15. Except as otherwise stated herein, no other information contained in the Original Filing has been updated by this Amendment No. 1. All of the information in this Amendment No. 1 does not modify or update disclosures in the Original Filing (including the exhibits to the Original Filing, except for the updated Exhibits 31.1 and 31.2) other than as set forth herein.
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

PART III
Item 10. Directors, Executive Officers and Corporate Governance
Executive Officers and Directors
     The following table sets forth as of July 29, 2008 certain information regarding each person who serves as a director of the Company, including the name, age and position of each director as well as the date each became a director of the Company:

			Director
Name	Position	Age	Since
Thomas R. Brown (1)	Chairman of the Board	57	2006
Darren Richardson	President, Chief Executive Officer and Director	47	2005
Robert J. Molyneux (1)	Director	53	2006
William Woodward (1)	Director	48	2006
John C. De Ruig	Director	79	2007

(1)	Member of the Audit Committee.
     The following table sets forth as of July 29, 2008 the name, age and position of each person who serves as an executive officer of the Company:

Name	Position	Age
Darren Richardson	President, Chief Executive Officer and Director of Mad Catz Interactive, Inc. and Mad Catz, Inc.	47
Stewart Halpern	Chief Financial Officer of Mad Catz Interactive, Inc. and Mad Catz, Inc.	51
Whitney Peterson	Vice President Corporate Development and General Counsel of Mad Catz, Inc.	43
Jon Middleton	Vice President Business Development of Mad Catz, Inc.	36
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
John C. De Ruig
     Mr. De Ruig has been a director of the Company since December 2007. Mr. De Ruig has been retired since 1997. Mr. De Ruig served on the Supervisory Board of the Saitek European Distribution Group between 1987 and 2007 and as a member of the Saitek Group Governance Council between 2003 and 2007. Between 1993 and 1997, Mr. De Ruig served as the Director of the European Mergers &

Acquisitions group and General Manager of two subsidiaries of Buhrmann NV (Corporate Express), one of the worlds leading distributors of office products. Prior to that, Mr. De Ruig held positions of increasing responsibility at Mattel Inc., including as General Manager of Mattel Germany and Mattel France and as Vice President Finance of Mattel Europe and Mattel Electronics. Mr. De Ruig is also a certified public accountant.
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

Audit Committee
     The Audit Committee of the Board of Directors was established in accordance with requirements of Section 3(a)(58)(A) of the Securities Exchange Act of 1934 and Multilateral Instrument 52-110 — Audit Committees. The Audit Committee selects and engages the Company’s independent auditors, reviews the scope of audit engagements, reviews management letters of such auditors and management’s response thereto, approves professional services provided by such auditors, reviews the independence of such auditors, reviews any major accounting changes made or contemplated, considers the range of audit and non-audit fees, reviews the adequacy of the Company’s internal accounting controls and annually reviews its charter and submits any recommended changes to the Board for its consideration. The Audit Committee consists of three members: Thomas R. Brown (Chairman), Robert Molyneux and William Woodward. The Board has determined that each member of the Audit Committee is “independent” and meets the financial literacy requirements of the AMEX listing standards, that each member of the Audit Committee meets the enhanced independence standards established by the United States Securities and Exchange Commission (“SEC”) and that Mr. Brown qualifies as an “audit committee financial expert” as that term is defined in the rules and regulations established by the SEC. The Audit Committee held four meetings in fiscal year 2008.
Shareholder Nominations of Directors
     The Board of Directors performs the functions associated with a nominating committee. The Company’s independent directors make recommendations to the full Board for nominations to fill vacancies on the Board and for selecting the management nominees for the directors to be elected by the Company’s shareholders at each Annual Meeting. The Board believes this process is preferable to a standing nominating committee because it wishes to involve all of its independent directors in the nomination process. The Board of Directors may from time to time consider qualified nominees recommended by shareholders, who may submit recommendations to the Board of Directors through a written notice to the Company’s Corporate Secretary at the principal executive offices of the Company, 7480 Mission Valley Road, Suite 101, San Diego, California within the time frames required by the Company’s bylaws and applicable law. Nominees for director who are recommended by shareholders will be evaluated in the same manner as any other nominee for director.
Section 16(a) Beneficial Ownership Reporting Compliance
     Each director, executive officer of the Company, and person who owns more than 10% of a registered class of the Company’s equity securities is required by Section 16(a) of the Securities Exchange Act of 1934 to report to the Securities and Exchange Commission (the “SEC”) his or her transactions in the Company’s securities. Regulations promulgated by the SEC require the Company to disclose in this Management Proxy Circular and Proxy Statement any reporting violations with respect to the 2008 fiscal year, which came to the Company’s attention based on a review of the applicable filings required by the SEC to report such status as an officer or director or such changes in beneficial ownership as submitted to the Company. These statements are based solely on a review of the copies of such reports furnished to the Company by its officers, directors and security holders and a representation that such reports accurately reflect all reportable transactions as holdings. Other than Form 4s for each of Brian Andersen and Kitty Lo for option grants that should have been filed on or before June 11, 2007, which were actually filed on June 14, 2007 and June 15, 2007, respectively, the Company believes that its directors and executive officers, and persons who beneficially own more than 10% of a registered class of its equity securities, have complied with all filing requirements of Section 16(a) for fiscal year 2008 applicable to such persons.
Code of Ethics
     The Company’s Board has adopted a formal mandate outlining its responsibilities. The Directors’ Code of Conduct and a Code of Conduct for the Company’s employees have also been implemented. The mandate and the codes of conduct are available on the Company’s website at www.madcatz.com. The Company intends to satisfy the disclosure requirement under Form 8-K regarding (1) any amendments to its Codes of Conduct, or (2) any waivers under its Codes of Conduct relating to the Chief Executive Officer and Chief Financial Officer by posting such information on our website at www.madcatz.com.

Item 11. Executive Compensation.
Summary Compensation Table
     The table below summarizes the total compensation paid or earned by the Company’s Chief Executive Officer and each of its two other most highly compensated executive officers, the named executive officers, for the fiscal year ended March 31, 2008.

					Option	All Other
Name and Principal Position	Year	Salary		Bonus(1)	Awards(2)	Compensation		Total
Darren Richardson	2008	$387,137		$232,425	$50,348	$17,168	(3)	$687,078
President, Chief Executive Officer and Director	2007	373,557		225,000	122,274	16,500	(3)	737,331
Stewart Halpern(4)	2008	251,339		125,928	24,587	8,809		410,663
Chief Financial Officer	2007	42,404	(4)	22,500	5,148	25,346	(5)	95,398
Whitney Peterson	2008	242,319		121,562	15,455	8,112		387,448
Vice President and General Counsel	2007	209,327		126,000	60,770	—		369,097

(1)	Represents bonuses earned during the applicable fiscal year as a result of the Company’s performance.

(2)	The amounts in this column reflect the dollar amount recognized for financial statement reporting purposes for the fiscal years ended March 31, 2008 and 2007, in accordance with SFAS 123R. Assumptions used in the calculation of these amounts are included in Notes 9 and 2 to our audited financial statements for the fiscal years ended March 31, 2008 and 2007, respectively, included in our Annual Reports on Form 10-K filed with the Securities and Exchange Commission on June 30, 2008 and June 29, 2007, respectively.

(3)	Includes amounts related to auto allowances and 401(k) employer matches.

(4)	Mr. Halpern joined the Company in January 2007. The salary amount represents salary actually earned by Mr. Halpern during fiscal year 2007, based on an annual rate of $225,000.

(5)	This amount includes a $25,000 relocation allowance paid to Mr. Halpern in accordance with his employment agreement, effective December 20, 2006.
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
Darren Richardson
     The Company is party to an employment agreement with Mr. Richardson, pursuant to which Mr. Richardson serves as President and Chief Executive Officer of the Company and Mad Catz, Inc. Under the terms of the amended employment agreement, Mr. Richardson’s annual base salary is currently $387,375. The agreement provides for a three-year term and thereafter automatically renews for successive one-year periods unless either party gives prior notice of termination. The agreement has been extended for a one-year period. If, during the term of the agreement, there is a termination of employment without cause or in certain other specified circumstances, Mr. Richardson will be entitled to receive one year’s salary. These specified circumstances include where there has occurred a change of control in the Company or its wholly-owned subsidiary Mad Catz, Inc.
Stewart Halpern
     The Company is party to an employment agreement with Stewart Halpern, pursuant to which Mr. Halpern serves as Chief Financial Officer of the Company and Mad Catz, Inc. Under the terms of the employment agreement, Mr. Halpern’s annual base salary is currently $251,856. The agreement provides for a three-year term and thereafter automatically renews for successive one-year periods unless either party gives prior notice of termination. If, during the term of the agreement, there is a termination of employment either without cause or in certain other specified circumstances, Mr. Halpern will be entitled to receive one year’s salary. These specified circumstances include where there has occurred a change of control in Mad Catz Interactive, Inc. or its subsidiary Mad Catz, Inc.

Whitney Peterson
     The Company is a party to an employment agreement with Whitney Peterson, pursuant to which Mr. Peterson serves as Vice President Corporate Development and General Counsel of Mad Catz, Inc. Under the terms of the employment agreement, Mr. Peterson’s annual base salary is currently $251,856. The agreement provides for a three-year term and thereafter automatically renews for successive one-year periods unless either party gives prior notice of termination. If, during the term of the agreement, there is a termination of employment either without cause or in certain other specified circumstances, Mr. Peterson will be entitled to receive one year’s salary. These specified circumstances include where there has occurred a change of control in Mad Catz Interactive, Inc. or its subsidiary Mad Catz, Inc.
Outstanding Equity Awards At Fiscal Year-End
     The following table contains information regarding unexercised options for each named executive officer outstanding as of March 31, 2008.

	Option Awards

	Number of	Number of
	Securities	Securities
	Underlying	Underlying
	Unexercised Options	Unexercised Options	Option Exercise		Option Expiration
Name	Exercisable	Unexercisable	Price		Date
Darren Richardson	500,000	—	C$	0.92	04/01/2009
	300,000	—	C$	0.46	09/20/2016
	239,583	260,417	C$	0.56	10/13/2016
	62,500	137,500	US$	1.23	06/07/2017
Stewart Halpern	91,667	128,333	C$	0.78	01/16/2017
	46,875	103,125	US$	1.23	06/07/2017
Whitney Peterson	160,000	—	C$	0.46	09/20/2016
	83,854	91,146	C$	0.56	10/13/2016
	40,625	89,375	US$	1.23	06/07/2017
Compensation of Directors
     The following table shows all the fees earned or cash paid by the Company during the fiscal year ended March 31, 2008 to the Company’s non-employee directors. No option and restricted stock awards, long-term incentive plan payouts or other types of payments, other than the amount identified in the chart below, were paid to these directors during the fiscal year ended March 31, 2008.

Name	Fees Earned or Paid in Cash	Option Awards (1)	Total
Thomas R. Brown	$70,000	$8,000	$78,000
Robert J. Molyneux	54,500	8,000	62,500
William Woodward	51,000	8,000	59,000
John De Ruig	9,250	36,000	45,250
Geofrey Myers (2)	76,500	8,000	84,500

(1)	The amounts in this column reflect the dollar amount recognized for financial statement reporting purposes for the fiscal year ended March 31, 2008, in accordance with SFAS 123R. Assumptions used in the calculation of these amounts are included in Note 9 to our audited financial statements for the fiscal year ended March 31, 2008, included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on June 30, 2008.

(2)	Mr. Myers passed away during the fiscal year ended March 31, 2008.
     The Company’s non-employee directors receive the following compensation for board service: $35,000 annual retainer; $20,000 additional annual retainer to the Chairman of the Board; and $10,000 additional annual retainer to the Audit Committee chair. In addition, non-employee directors receive $2,500 for each Board meeting attended in person, $500 for each Board meeting attended by telephone that is shorter than two hours and $1,000 for each Board meeting attended by telephone that is longer than two hours. Board Committee Members also receive $1,500 for each committee meeting attended. Non-employee directors also receive an annual option grant of 25,000 shares of common stock. During fiscal year 2008, the Board had a Compensation and Corporate Governance Committee. The chair of the Compensation and Corporate Governance Committee was entitled to receive an additional $5,000 retainer, and members of the Committee were entitled to receive $1,000 for each Committee meeting attended.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
Security Ownership of Certain Beneficial Owners and Management
     As of July 29, 2008, 55,098,549 shares of Common Stock of the Company have been issued and are outstanding as fully paid and non-assessable, and carrying a right to one vote per share. The following table sets forth certain information regarding beneficial ownership of or control or direction over the Company’s Common Stock as of July 29, 2008, by (i) each shareholder known by the Company to be a beneficial owner of more than 5% of any class of the Company’s voting securities or to exercise control or direction over 10% or more of the shares of the Company’s outstanding Common Stock, (ii) each director and nominee of the Company, (iii) the Chief Executive Officer and each additional executive officer named in the summary compensation table under “Executive Compensation” below and (iv) all directors, nominees and executive officers of the Company as a group. The Company believes that, except as otherwise noted, each individual named has sole investment and voting power with respect to the shares of Common Stock indicated as beneficially owned by such individual. Unless otherwise indicated, the business address of each named person is c/o Mad Catz, Inc., 7480 Mission Valley Road, Suite 101, San Diego, California 92108.

	Number of Shares	Percent of
	Beneficially	Common Stock
Beneficial Owner	Owned (1)	Outstanding (2)
Guymont Services SA, as trustee of The Winkler Atlantic Trust c/o: HSBC Guyerzeller Trust Company AG Splugenstrasse 6 CH-8027 Zurich Switzerland(3)	10,217,744	15.6%
Renaissance Technologies LLC 800 Third Avenue New York, NY 10022(4)	3,441,700	6.2%
Gruber & McBaine Capital Management Group, LLC 50 Osgood Place San Francisco, CA 94133(5)	2,966,150	5.4%
John C. De Ruig	100,000	*
Thomas R. Brown	150,000	*
Robert J. Molyneux	150,000	*
William Woodward	107,360	*
Darren Richardson	1,202,083	2.1%
Stewart Halpern	238,541	*
Whitney Peterson	334,479	*
All Officers and Directors as a Group (10 persons)	2,567,097	4.5%

*	Less than one percent.

(1)	As to each person or group in the table, the table includes the following shares issuable upon exercise of options that are exercisable within 60 days from July 29, 2008: Thomas R. Brown: 150,000; John C. De Ruig: 100,000; Robert J. Molyneux: 150,000; William Woodward: 25,000; Darren Richardson: 1,102,083; Stewart Halpern: 138,541; and Whitney Peterson: 284,479.

(2)	Except as otherwise provided, all percentages are calculated based upon the total number of shares outstanding of 55,098,549 shares of the Company as of July 29, 2008, plus the number of options presently exercisable or exercisable within 60 days of July 29, 2008 by the named security holder.

(3)	On November 20, 2007, in connection with the acquisition of Winkler Atlantic Holdings Limited, the Company issued convertible notes with an aggregate principal amount of $14,500,000 to Guymont Services SA, as trustee of The Winkler Atlantic Trust (the “Trust”). The notes are convertible into common stock of the Company at any time up to their respective maturity dates of October 31, 2009 and 2010 at a fixed conversion price of $1.42 per share. If fully converted, the notes would convert into approximately 10,217,744 shares of the Company’s common stock. For purposes of calculating the Trust’s beneficial ownership percentage, these shares are deemed issued and outstanding. The Company has the right to redeem the notes at 100% of the principal amount plus accrued interest at any time.

(4)	Based on information provided in a Schedule 13G, dated February 12, 2008, filed with the Securities and Exchange Commission by Renaissance Technologies LLC (“RTC”), an investment adviser, and James H. Simons, the control person of RTC. They report that as of December 31, 2007, the reporting persons had sole voting and dispositive power of 3,441,700 shares.

(5)	Based on information provided in a Schedule 13G, dated January 28, 2008, filed with the Securities and Exchange Commission by Gruber & McBaine Capital Management LLC (“GMCM”), an investment adviser, Jon D. Gruber and J. Patterson McBaine, the Managers, controlling persons and portfolio managers of GMCM, and Eric B. Swergold, the control person of Lagunitas, an investment limited partnership of which GMCM is the general partner. They report that as of December 31, 2007, the reporting persons had shared voting and dispositive power of 2,505,700 shares, Mr. Gruber had sole voting and dispositive power of 263,600 shares, and Mr. McBaine had sole voting and dispositive power of 196,850 shares.
Equity Compensation Plan Information
     The following table sets forth information regarding all of the Company’s equity compensation plans as of March 31, 2008.

Number of Securities
remaining available for future
	Number of securities to		Weighted-average	issuance under
	be issued upon exercise		exercise price of	equity compensation plans
	of outstanding options,		outstanding options,	(excluding securities reflected
Plan category	warrants, and rights		warrants, and rights	in Column (a))
	(a)		(b)	(c)
Equity compensation plans approved by security holders	3,835,334	(1)	$0.80	5,861,623
Equity compensation plans not approved by security holders	—		—	—

Total	3,835,334		$0.80	5,861,623

(1)	Includes 1,279,500 shares underlying options issued pursuant to the Company’s 2007 Stock Option Plan and 2,555,834 shares underlying options issued pursuant to the Company’s Amended and Restated Incentive Stock Option Plan.
Item 13. Certain Relationships and Related Transactions, and Director Independence.
Related Party Transactions
     From April 1, 2006 to the present, there have been no (and there are no currently proposed) transactions in which the amount involved exceeded $120,000 to which the Company or any of its subsidiaries was (or is to be) a participant and in which any executive officer, director, nominee for director, 5% beneficial owner of the Company’s Common Stock or member of the immediate family of any of the foregoing persons had (or will have) a direct or indirect material interest. Geofrey Myers, a former director of the Company, was a partner of Lang Michener LLP, a law firm we retained to perform certain legal services in fiscal years 2007 and 2008. We paid Lang Michener LLP $56,753 for legal services in fiscal year 2007 and $181,600 in fiscal year 2008. These fees did not exceed 5% of Lang Michener LLP’s total revenues in either year.
Director Independence
     The Company’s Board of Directors consists of five members. Four of the Company’s directors are independent under the requirements set forth in the American Stock Exchange (“AMEX”) listing rules and National Instrument 58-101 — Corporate Governance. For a director to be considered independent, the Board of Directors must determine that the director does not have a material relationship with the listed company that would interfere with the exercise of independent judgment. The Board of Directors has established guidelines to assist it in determining director independence, which conform to the independence requirements of the AMEX listing rules and National Instrument 58-101 — Corporate Governance. In addition to applying these independence guidelines, the Board of Directors considers all relevant facts and circumstances in making an independence determination, and not merely from the standpoint of the director, but also from that of persons or organizations with which the director has an affiliation. The Board of Directors has determined that Messrs. Brown, De Ruig, Molyneux and Woodward are independent.

Item 14. Principal Accountant Fees and Services.
Audit Fees for Fiscal 2008 and 2007
     The aggregate fees billed to the Company by KPMG LLP, the Company’s Independent Registered Public Accounting Firm and Auditor, for the fiscal years ended March 31, 2008 and 2007 are as follows:

	2008	2007
Audit Fees (1)(2)	$2,355,408	$649,470
Audit-Related Fees	—	—
Tax Fees (3)	319,000	$93,935
All Other Fees	—	—

(1)	Audit Fees consist of the audit of our annual financial statements included in the Company’s Annual Report on Form 10-K for its 2008 and 2007 fiscal years and Annual Report to Shareholders, review of interim financial statements and services that are normally provided by the independent auditors in connection with statutory and regulatory filings or engagements for those fiscal years.

(2)	The 2008 fees also include approximately $1.2 million for the SX3-05 audits of Winkler Atlantic Holdings Limited for the fiscal years ended February 28, 2007 and 2006.

(3)	Tax Fees consist of fees for tax consultation and tax compliance services.
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

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 29th day of July 2008.

MAD CATZ INTERACTIVE, INC.
By:	/S/ DARREN RICHARDSON
Darren Richardson
President and Chief Executive Officer