Form 10-Q
period 2008-06-30
MAD CATZ INTERACTIVE INC
filed 2008-08-19
CIK 1088162

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2008
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
There were 55,098,549 shares of the registrant’s common stock issued and outstanding as of July 31, 2008.

MAD CATZ INTERACTIVE, INC.
FORM 10-Q
FOR THE PERIOD ENDED JUNE 30, 2008

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
MAD CATZ INTERACTIVE, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands of U.S. dollars, except share data)

	June 30,	March 31,
	2008	2008
	(Unaudited)
Assets
Current assets:
Cash	$1,950	$5,230
Accounts receivable, net of allowances of $4,775 and $4,514 at June 30, 2008 and March 31, 2008, respectively	16,833	14,567
Other receivables	651	583
Income tax receivable	419	—
Inventories	21,556	20,554
Deferred tax assets	1,591	1,591
Prepaid expense and other current assets	1,262	1,369

Total current assets	44,262	43,894
Deferred tax assets	1,894	978
Other assets	549	324
Property and equipment, net	2,051	2,101
Intangible assets, net	7,561	8,320
Goodwill	35,007	35,704

Total assets	$91,324	$91,321

Liabilities and Shareholders’ Equity
Current liabilities:
Bank loan	$12,876	$11,470
Accounts payable	16,165	16,280
Accrued liabilities	6,808	6,859
Income taxes payable	364	496

Total current liabilities	36,213	35,105
Convertible notes payable and accrued interest	15,224	14,901

Total liabilities	51,437	50,006
Shareholders’ equity:
Common stock, no par value, unlimited shares authorized; 55,098,549 and 54,973,549 shares issued and outstanding at June 30, 2008 and March 31, 2008, respectively	47,841	47,717
Accumulated other comprehensive income	2,148	2,923
Accumulated deficit	(10,102)	(9,325)

Total shareholders’ equity	39,887	41,315

Total liabilities and shareholders’ equity	$91,324	$91,321

See accompanying notes to condensed consolidated financial statements.

MAD CATZ INTERACTIVE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)
(in thousands of U.S. dollars, except share and per share data)

	Three Months Ended
	June 30,
	2008	2007
Net sales	$23,226	$14,578
Cost of sales	15,129	9,899

Gross profit	8,097	4,679
Operating expenses:
Sales and marketing	3,130	1,733
General and administrative	4,775	2,800
Research and development	464	314
Amortization of intangible assets	612	—

Total operating expenses	8,981	4,847

Operating loss	(884)	(168)
Interest expense, net	(467)	(99)
Foreign exchange gain (loss), net	(72)	30
Other income	137	91

Loss before income taxes	(1,286)	(146)
Income tax expense (benefit)	(509)	35

Net loss	$(777)	$(181)

Basic and diluted net loss per share	$(0.01)	$(0.00)

Shares used in calculating basic and diluted net loss per share	55,060,087	54,355,326

See accompanying notes to condensed consolidated financial statements.

MAD CATZ INTERACTIVE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(in thousands of U.S. dollars)

	Three Months Ended
	June 30,
	2008	2007
Cash flows from operating activities:
Net loss	$(777)	$(181)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,102	440
Amortization of deferred financing fees	20	8
Foreign exchange (gain) loss	—	(30)
Benefit for deferred income taxes	(219)	(70)
Gain on disposal of assets	(18)	—
Stock-based compensation	68	24
Changes in operating assets and liabilities:
Accounts receivable	(2,678)	3,300
Other receivables	(78)	(526)
Income tax receivable	(483)	—
Inventories	(1,156)	(1,001)
Prepaid expense and other current assets	91	(825)
Other assets	(283)	—
Accounts payable	(133)	(3,158)
Accrued liabilities	230	803
Income taxes payable	(152)	(230)

Net cash used in operating activities	(4,466)	(1,446)

Cash flows from investing activities:
Purchases of property and equipment	(275)	(219)

Net cash used in investing activities	(275)	(219)

Cash flows from financing activities:
Proceeds from stock option exercises	56	301
Borrowing on bank loan	1,406	948

Net cash provided by financing activities	1,462	1,249

Effects of foreign exchange on cash	(1)	5

Net decrease in cash	(3,280)	(411)
Cash, beginning of period	5,230	2,350

Cash, end of period	$1,950	$1,939

Supplemental cash flow information:
Income taxes paid	$178	$81

Interest paid	$177	$111

See accompanying notes to condensed consolidated financial statements.

MAD CATZ INTERACTIVE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(1) Basis of Presentation
     The condensed consolidated balance sheets and related condensed consolidated statements of operations and cash flows contained in this Quarterly Report on Form 10-Q, which are unaudited, include the accounts of Mad Catz Interactive, Inc. (the “Company”) and its wholly-owned subsidiaries. Intercompany balances and transactions have been eliminated in consolidation. In the opinion of management, all entries necessary for a fair presentation of such condensed consolidated financial statements have been included. These entries consisted only of normal recurring items. The results of operations for the interim period are not necessarily indicative of the results to be expected for any other interim period or for the entire fiscal year. The Company generates a substantial percentage of net sales in the last three months of every calendar year.
     The condensed consolidated financial statements do not include all information and notes necessary for a complete presentation of financial position, results of operations and cash flows in conformity with United States generally accepted accounting principles. Please refer to the Company’s audited consolidated financial statements and related notes for the fiscal year ended March 31, 2008 contained in the Company’s Annual Report on Form 10-K as filed with the United States Securities and Exchange Commission (the “SEC”).
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
     Certain amounts in the condensed consolidated financial statements for the three months ended June 30, 2007 have been reclassified to conform to the three months ended June 30, 2008 presentation.
(2) Fair Value Measurements
     Effective April 1, 2008, the Company adopted the Statement of Financial Accounting Standards (“SFAS”) No. 157, Fair Value Measurements (“SFAS No. 157”). SFAS No. 157 defines fair value, establishes a framework for measuring fair value using generally accepted accounting principles, and expands disclosures related to fair value measurements. SFAS No. 157 does not expand the use of fair value in any new circumstances. Subsequent to the issuance of SFAS No. 157, the FASB issued FASB Staff Position 157-2 (“FSP 157-2”). FSP 157-2 delayed the effective date of the application of SFAS No. 157 to fiscal years beginning after November 15, 2008 for all nonfinancial assets and nonfinancial liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis. The Company adopted SFAS No. 157 for our financial assets and liabilities only. The Company does not have any financial assets or liabilities that are recorded at fair value on a recurring basis accordingly, the adoption of SFAS No. 157 did not have an impact on the consolidated results of operations and financial condition for the three months ended June 30, 2008. The Company will adopt FSP 157-2 as of April 1, 2009 and management is currently evaluating the impact of this pronouncement on the consolidated financial statements.
     Effective April 1, 2008, the Company adopted SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FASB Statement No. 115 (“SFAS No. 159”). SFAS No. 159 permits an entity to choose to measure specified financial assets and liabilities in their entirety at fair value on a contract-by-contract basis. If an entity elects the fair value option for an eligible item, changes in the item’s fair value must be reported as unrealized gains and losses in earnings at each subsequent reporting date. The Company has not elected to account for any financial assets or liabilities using the provisions of SFAS No. 159. As such, the adoption of SFAS No. 159 did not have an impact on the consolidated results of operations and financial condition for the three months ended June 30, 2008.
(3) Acquisitions
Saitek
     On November 20, 2007, the Company acquired all of the outstanding stock of Winkler Atlantic Holdings Limited (“WAHL”), a private holding company that owns Saitek, a provider of PC game accessories, PC input devices, multimedia audio products, chess and intelligent games. The Company acquired Saitek to further diversify its products and geographic distribution capabilities. The strategic combination will broaden the product lines the Company offers, expand the Company’s geographic presence and will allow the Company to provide a more comprehensive product suite to its customers. These are among factors that contributed to a purchase price for the Saitek acquisition that resulted in the recognition of goodwill of $18.2 million which was subsequently reduced by $697,000 due to the recognition of deferred tax assets upon the integration of Saitek Industries Ltd, Inc. (U.S. entity) with Mad Catz Inc. in the first quarter of fiscal 2009. The acquisition was recorded using the purchase method of accounting. Thus, the results of operations from Saitek are included in the Company’s consolidated financial statements from the date of acquisition.
     The WAHL purchase agreement includes a working capital adjustment to the purchase price based on the final consolidated balance sheet of the Saitek companies as of the closing of the acquisition. Management estimates that the adjustment, which is still subject to definitive agreement, will be approximately $850,000 payable to the seller.

     Pursuant to the terms of the purchase agreement related to the WAHL acquisition, total consideration paid to the former owner of WAHL was $29.5 million of purchase consideration, subject to a working capital adjustment that is currently being negotiated, which was comprised of $15.0 million of cash, funded from the Company’s cash on hand and borrowings under the existing credit facility, as well as the issuance of $14.5 million of convertible notes. The total purchase price of $32.4 million, including transaction costs of approximately $2.0 million and restructuring costs of $910,000, has been preliminarily allocated to tangible and intangible assets acquired based on estimated fair values, with the remainder classified as goodwill. As a result of the integration of Saitek Industries Ltd, Inc. (“Saitek U.S.”) into Mad Catz, Inc. during the quarter ended June 30, 2008, the Company reversed the valuation allowance of $915,000 that was recorded against Saitek U.S.’ deferred tax assets as of the date of integration, and reduced goodwill in the amount of $697,000 related to the amount of Saitek U.S. deferred tax assets that existed as of the date of the acquisition. The Company expects to finalize the purchase price allocation of the fair value of the assets acquired within one year of the acquisition date. The goodwill is not deductible for tax purposes. Management formulated the plan for the restructuring of Saitek at the time of the acquisition, the restructuring charge was recorded as purchase price, in accordance with EITF No. 95-3, Recognition of Liabilities in Connection with a Purchase Business Combination. The Company is in the process of consolidating certain redundant operations and expects to complete this process by October of 2008.
     Activities related to the WAHL acquisition restructuring plan are as follows (in thousands):

	Severance	Lease Exit	Total
Balance at March 31,2008	$830	$80	$910
Payments	(320)	—	(320)

Balance at June 30, 2008	$510	$80	$590

Pro-forma information
     The accompanying condensed consolidated statement of operations for the three months ended June 30, 2008 includes the operations of Saitek for the entire period. Assuming the acquisition of Saitek had occurred on April 1, 2007, the pro forma unaudited results of operations for the three months ended June 30, 2007 would have been as follows (in thousands):

Three Months Ended
June 30,
2007
Revenue	$21,612
Net loss	(2,149)
Net loss per share — basic and diluted	$(0.04)
     The above pro forma unaudited results of operations do not include pro forma adjustments relating to costs of integration or post-integration cost reductions that may be incurred or realized by the Company in excess of actual amounts incurred or realized through June 30, 2008.
Joytech
     On September 7, 2007, the Company acquired certain assets of Joytech from Take-Two Interactive Software, Inc. (NASDAQ: TTWO) for approximately $3 million. Joytech manufactures third-party videogame peripherals and audiovisual accessories with retail distribution in Europe and North America. The acquisition was accounted for as an asset purchase.
(4) Stock-Based Compensation
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
     The fair value of each option award is estimated on the date of grant using the Black-Scholes option valuation model. The expected life of the options is based on a number of factors, including historical exercise experience, the vesting term of the award, the expected volatility of the Company’s stock and an employee’s average length of service. The expected volatility is estimated based on the historical volatility (using daily pricing) of the Company’s stock. The risk-free interest rate is determined on a constant U.S. Treasury security rate with a contractual life that approximates the expected term of the stock options. In accordance with SFAS No. 123R, the Company reduces the calculated stock-based compensation expense for estimated forfeitures by applying a forfeiture rate, based upon historical pre-vesting option cancellations. Estimated forfeitures are reassessed at each balance sheet date and may change based on new facts and circumstances.
     The following table shows the total stock-based compensation expense, related to all of the Company’s stock options, recognized for the three-month periods ended June 30, 2008 and 2007 in accordance with SFAS No. 123R (in thousands):

	Three Months Ended June 30,
	2008	2007
Stock based employee compensation before tax	$68	$24
Related income tax benefits	—	—

Stock-based employee compensation, net of tax	$68	$24

     As of June 30, 2008, there were $759,000 of total unrecognized compensation costs, net of estimated forfeitures, related to non-vested stock options. The Company expects to recognize such costs over a weighted average period of 2.8 years. The total intrinsic value of stock options exercised was $28,000 and $590,000 for the three months ended June 30, 2008 and 2007, respectively.
     During the three months ended June 30, 2008 and 2007, the Company granted none and 1,000,000 stock options, respectively, under the Mad Catz Interactive, Inc. Stock Option Plan — 2007 (the “2007 Plan”). The Company’s Board of Directors adopted the 2007 Plan in June 2007, subject to shareholder approval. The 2007 Plan became effective upon approval by the Company’s shareholders in October 2007. As the options granted in 2007 were subject to shareholder approval, these options did not qualify as grants during the three months ended June 30, 2007 for accounting purposes. Following the necessary approvals in October 2007, the fair value of the option awards was measured and compensation expense was recorded over the options vesting period.
     Beginning in fiscal year 2008, the Company’s options granted are denominated in U.S. dollars. Prior year options granted were denominated in Canadian dollars. For convenience, per share amounts stated below from prior periods have been translated to U.S. dollars at the rate of exchange in effect at the balance sheet date. A summary of option activity as of June 30, 2008 and changes during the three months then ended is presented as follows:

		Weighted-
		Average
Stock options outstanding:	Options	Exercise Price
Balance at April 1, 2008	3,835,334	$0.80
Options granted	—	$—
Options exercised	(125,000)	$0.46
Options expired/cancelled	(25,000)	$1.06

Balance at June 30, 2008	3,685,334	$0.87

Exercisable at June 30, 2008	2,119,792	$0.73

(5) Inventories
     Inventories consist of the following (in thousands):

	June 30,	March 31,
	2008	2008
Raw materials	$799	$816
Finished goods	20,757	19,738

Inventories	$21,556	$20,554

(6) Intangible Assets and Goodwill
     Intangible assets are summarized as follows (in thousands):

			Net Book	Net Book
		Accumulated	Value at	Value at
		Amortization at	June 30,	March 31,	Useful life
	Cost	June 30, 2008	2008	2008	(years)
Trademarks	$5,469	$3,182	$2,287	$2,467	4 - 15
Customer relationships	3,402	415	2,987	3,141	3 - 6
Product lines	3,261	1,019	2,242	2,647	2 - 3
Copyrights	514	514	—	—	5
Website	457	457	—	—	4
Other	112	67	45	65	1 - 3

Intangible assets	$13,215	$5,654	$7,561	$8,320

     Amortization of intangible assets related to the Joytech and Saitek acquisitions is recorded as amortization expense on the condensed consolidated statements of operations and amounted to $612,000 for the three months ended June 30, 2008. Amortization of the GameShark related intangible is recorded as a component of cost of sales and amounted to $147,000, $173,000 for the three months ended June 30, 2008 and 2007, respectively.
     Goodwill decreased from $35.7 million at March 31, 2008 to $35.0 million at June 30, 2008 due to the following purchase accounting adjustment. As a result of the integration of Saitek Industries Ltd, Inc. (“Saitek U.S.”) into Mad Catz, Inc. in the quarter ended June 30, 2008, the Company reversed the valuation allowance of $915,000 that was recorded against Saitek U.S.’ deferred tax assets, and reduced goodwill in the amount of $697,000 related to the amount of Saitek U.S. deferred tax assets that existed as of the date of the acquisition.
(7) Bank Loan
     The Company has a Credit Facility with Wachovia Capital Finance Corporation (Central) (“Wachovia”) to borrow up to $35 million under a revolving line of credit subject to the availability of eligible collateral (accounts receivable and inventories), which changes throughout the year. The term of the Credit Facility will expire on October 30, 2009. The line of credit accrues interest on the daily outstanding balance at the U.S. prime rate plus 0.25% per annum. At June 30, 2008 the interest rate was 5.25%. The Company is also required to pay a monthly service fee of $1,000 and an unused line fee equal to 0.25% of the unused portion of the loan. Borrowings under the Credit Facility are secured by a first priority interest in the inventories, equipment, accounts receivable and investment properties of Mad Catz, Inc. (“MCI”) and by a pledge of all of the capital stock of the Company’s subsidiaries and is guaranteed by the Company. The Company is required to meet a quarterly covenant based on the Company’s net income before interest, taxes, depreciation and amortization (EBITDA). The Company was in compliance with this covenant as of June 30, 2008.
(8) Convertible Notes Payable
     On November 20, 2007, in connection with the acquisition of Saitek, the Company issued convertible notes with an aggregate principal amount of $14,500,000. The convertible notes bear interest of 7.5% per annum. The first principal and interest payment of $4,500,000 and $701,779, respectively, is due on October 31, 2009. The remaining principal and interest payment of $10,000,000 and $2,451,162, respectively, is due on October 31, 2010. There was approximately $724,000 of long-term accrued interest recorded at June 30, 2008. The notes are convertible into common stock of Mad Catz Interactive, Inc. at any time up to the respective maturity date at a fixed conversion price of approximately $1.42 per share. The conversion price represents a 15% premium to the average closing share price of the Company’s stock over the last 15 trading days prior to execution of the purchase agreement relating to the Saitek acquisition. If fully converted, the notes would convert into approximately 10,217,744 shares of the Company’s common stock.
(9) Comprehensive Loss
     SFAS No. 130, Reporting Comprehensive Income, requires classification of other comprehensive income (loss) in a financial statement and display of other comprehensive income separately from retained earnings and additional paid-in capital. Other comprehensive loss consists of foreign currency translation adjustments.
     Comprehensive loss for the three months ended June 30, 2008 and 2007 consists of the following components (in thousands):

	Three Months Ended
	June 30,
	2008	2007
Net loss	$(777)	$(181)
Foreign currency translation adjustment	(775)	(30)

Comprehensive loss	$(1,552)	$(211)

     The foreign currency translation adjustments are not adjusted for income taxes as they relate to indefinite investments in non-U.S. subsidiaries, in accordance with APB 23 “Accounting for Income Taxes — Special Areas”.

(10) Basic and Diluted Net Loss per Share
     Basic earnings per share is calculated by dividing the net loss by the weighted average number of common shares outstanding during the reporting period. Diluted earnings per share includes the impact of potentially dilutive common stock-based equity instruments.
     Outstanding options to purchase an aggregate of 3,685,334 and 3,345,203 shares of the Company’s common stock for the three months ended June 30, 2008 and 2007, respectively, were excluded from diluted net loss per share calculations because inclusion of such options would have an anti-dilutive effect on losses in these periods. Weighted average shares of 10,217,744 related to the convertible notes payable were excluded from the calculation for the three months ended June 30, 2008 because their anti-dilutive effect during the period.
(11) Geographic Data
     The Company’s sales are attributed to the following geographic regions (in thousands):

	Three months ended
	June 30,
	2008	2007
Net sales:
United States	$12,726	$9,715
Europe	9,504	4,171
Canada	240	686
Other countries	756	6

	$23,226	$14,578

     Revenue is attributed to geographic regions based on the location of the customer. During the three months ended June 30, 2008, one customer individually accounted for approximately 25% of the Company’s gross sales. During the three months ended June 30, 2007, one customer individually accounted for 28% of the Company’s gross sales.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     This section contains forward-looking statements involving risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors including those set out under Forward-looking Statements herein and in “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended March 31, 2008 and in Part II Other Information — Item 1A. Risk Factors in this Quarterly Report on Form 10-Q. The following discussion should be read in conjunction with our condensed consolidated financial statements and related notes included in this Form 10-Q and in our Annual Report on Form 10-K for the fiscal year ended March 31, 2008.
Overview
Our Business
     We design, manufacture (primarily though third parties in Asia), market and distribute accessories for all major videogame platforms, the PC and, to a lessor extent the iPod and other audio devices. Our accessories are marketed primarily under the Mad Catz, Saitek, Joytech, GameShark and AirDrives brands; we also produce for selected customers a limited range of products which are marketed on a “private label” basis. Our products include videogame, PC and audio accessories, such as control pads, steering wheels, joysticks, memory cards, video cables, flight sticks, dance pads, microphones, car adapters, carry cases, mice, keyboards and headsets. We also market videogame enhancement products and publish videogames. In April 2008 we merged the Saitek U.S. entity into Mad Catz Inc., a Delaware Corporation.
Seasonality and Fluctuation of Sales
     We generate a substantial percentage of our net sales in the last three months of every calendar year, our fiscal third quarter. Our quarterly results of operations can be expected to fluctuate significantly in the future, as a result of many factors, including: seasonal influences on our sales; unpredictable consumer preferences and spending trends; the introduction of new videogame platforms; the need to increase inventories in advance of our primary selling season; and timing of introductions of new products.
Transition to Next-Generation Consoles
     Our industry is cyclical and we believe it has transitioned to the current generation of game consoles, which began with the release of Microsoft’s Xbox 360 in November 2005 and continued with the North American releases of Sony’s PlayStation 3 and Nintendo’s Wii at the end of 2006. In fiscal 2008, we expanded our range of accessories compatible with the Xbox 360, PlayStation 3 and Wii videogame consoles as well as continued to provide accessories to the significant installed base of current consoles in the marketplace. To date, our ability to release certain products on the new videogame consoles has been restricted by technological requirements.
Potential Fluctuations in Foreign Currency
     During the first quarter of fiscal 2009, approximately 45% of total net sales was transacted outside of the United States. The majority of our international business is presently conducted in currencies other than the U.S. dollar. Foreign currency transaction gains and losses arising from normal business operations are credited to or charged against earnings in the period incurred. As a result, fluctuations in the value of the currencies in which we conduct our business relative to the U.S. dollar will cause currency transaction gains and losses, which we have experienced in the past and continue to experience. Due to the volatility of currency exchange rates, among other factors, we cannot predict the effect of exchange rate fluctuations upon future operating results. There can be no assurances that we will not experience currency losses in the future. To date we have not hedged against foreign currency exposure.
Critical Accounting Policies
     Our condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these condensed consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, contingent assets and liabilities, and revenue and expenses during the reporting periods. The policies discussed below are considered by management to be critical because they are not only important to the portrayal of our financial condition and results of operations but also because application and interpretation of these policies requires both judgment and estimates of matters that are inherently uncertain and unknown. As a result, actual results may differ materially from our estimates.
Revenue Recognition
     We evaluate the recognition of revenue based on the applicable provisions of Staff Accounting Bulletin No. 104, Revenue Recognition. Accordingly, we recognize revenue when each of the following have occurred (1) there is persuasive evidence that an arrangement with the customer exists, which is generally a customer purchase order, (2) the products are delivered, which generally occurs when the products are shipped and risk of loss has been transferred to the customer, (3) the selling price is fixed or determinable and (4) collection of the customer receivable is deemed reasonably assured. Our payment arrangements with customers typically provide net 30 and 60-day terms.
     Revenues from sales to authorized resellers are subject to terms allowing price protection, certain rights of return and allowances for volume rebates and cooperative advertising. Allowances for price protection are recorded when the price protection program is offered. Allowances for estimated future returns and cooperative advertising are provided for upon recognition of revenue. Such amounts are estimated and periodically adjusted based on historical and anticipated rates of returns, inventory levels and other factors and are recorded as either operating expenses or as a reduction of sales in accordance with Emerging Issues Task Force 01-9, Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor’s Products) .
Customer Marketing Programs
     We record allowances for customer marketing programs, including certain rights of return, price protection and cooperative advertising. The estimated cost of these programs is accrued as a reduction to revenue or as an operating expense in the period we sell the product or commit to the program. Significant management judgments and estimates must be used to determine the cost of these programs in any accounting period.
     We grant limited rights of return for certain products. Estimates of expected future product returns are based on analyses of historical returns, information regarding inventory levels and the demand and acceptance of our products by the end consumer.

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
     We regularly evaluate the collectibility of our accounts receivable, and we maintain an allowance for doubtful accounts which we believe is adequate. The allowance is based on management’s assessment of the collectibility of specific customer accounts, including their credit worthiness and financial condition, as well as historical experience with bad debts, receivables aging and current economic trends.
     Our customer base is highly concentrated and a deterioration of a significant customer’s financial condition, or a decline in the general economic conditions could cause actual write-offs to be materially different from the estimated allowance. As of June 30, 2008, one customer represented 25% of total accounts receivable and another customer represented 12% of accounts receivable for a total of 37% of accounts receivable. The customers comprising the ten highest outstanding trade receivable balances accounted for approximately 68% of total accounts receivable at June 30, 2008. If any of these customer’s receivable balances should be deemed uncollectible, we would have to make adjustments to our allowance for doubtful accounts, which could have an adverse effect on our financial condition and results of operations in the period the adjustments are made.
Inventory Reserves
     We value inventories at the lower of cost or market value. If the estimated market value is determined to be less than the recorded cost of the inventory, a provision is made to reduce the carrying amount of the inventory item. Determination of the market value may be complex, and therefore, requires management to make assumptions and to apply a high degree of judgment. In order for management to make the appropriate determination of market value, the following items are commonly considered: inventory turnover statistics, inventory quantities on hand in our facilities and customer inventories, unfilled customer order quantities, forecasted customer demand, current retail prices, competitive pricing, seasonality factors, consumer trends and performance of similar products or accessories. Subsequent changes in facts or circumstances do not result in the reversal of previously recorded reserves.
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
Valuation of Goodwill
     In accordance with SFAS No. 142, Goodwill and Other Intangible Assets (“SFAS No. 142”), we perform an annual impairment review at the reporting unit level during the fourth quarter of each fiscal year or more frequently if we believe indicators of impairment are present. SFAS No. 142 requires that goodwill and certain intangible assets be assessed for impairment using fair value measurement techniques. Specifically, goodwill impairment is determined using a two-step process. The first step of the goodwill impairment test is used to identify potential impairment by comparing the fair value of a reporting unit with its carry amount, including goodwill. If the fair value of a reporting unit exceeds its carrying amount, goodwill of the reporting unit is considered not impaired and the second step of the impairment test is unnecessary. If the carrying amount of a reporting unit exceeds its fair value, the second step of the goodwill impairment test is performed to measure the amount of impairment loss, if any. The second step of the goodwill impairment test compares the implied fair value of the reporting unit’s goodwill with the carrying amount of that goodwill. If the carrying amount of the reporting unit’s goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to that excess. We performed the most recent annual goodwill impairment test at the end of the fourth quarter of fiscal year 2008 and determined that there was no impairment. There were no triggering events in the quarter ended June 30, 2008 that would have required us to conduct an impairment analysis.
Share-Based Payments
     Effective April 1, 2006, we adopted the provisions of SFAS No. 123R, Share-Based Payment, (“SFAS No. 123R”) which established accounting for share-based awards and requires companies to expense the estimated fair value of these awards over the requisite employee service period. Accordingly, stock-based compensation cost is measured at the grant date, based on the fair value of the award, and is recognized as expense over the employee’s requisite service period.
     The fair value of each option award is estimated on the date of grant using the Black-Scholes option valuation model. The expected life of the options is based on a number of factors, including historical exercise experience, the vesting term of the award, the expected volatility of our stock and an employee’s average length of service. The expected volatility is estimated based on the historical volatility (using daily pricing) of our stock. The risk-free interest rate is determined on a constant U.S. Treasury security rate with a contractual life that approximates the expected term of the stock options. In accordance with SFAS No. 123R, the Company reduces the calculated stock-based compensation expense for estimated forfeitures by applying a forfeiture rate, based upon historical pre-vesting option cancellations. Estimated forfeitures are reassessed at each balance sheet date and may change based on new facts and circumstances.

RESULTS OF OPERATIONS
Net Sales
     From a geographical perspective, our net sales for the three months ended June 30, 2008 and 2007 were as follows (in thousands):

	June 30,		June 30,		$	%
	2008	% of total	2007	% of total	Change	Change
United States	$12,726	55%	$9,715	67%	$3,011	31%
Europe	9,504	41%	4,171	29%	5,333	128%
Canada	240	1%	686	4%	(446)	(65)%
Other countries	756	3%	6	0%	750	12,500%

Consolidated net sales	$23,226	100%	$14,578	100%	$8,648	59%

     For the three months ended June 30, 2008, consolidated net sales increased 59% as compared to the three month period ended June 30, 2007. Net sales in the first quarter of fiscal year 2009 increased primarily due to the acquisition of Saitek in November 2007, which accounted for 88% of the increase. Sales in the quarter also benefited from the increase in sales relating to current generation platforms, particularly the Wii platform, which more than offset the decline in sales relating to prior generations’ platforms. The increased share of European and other country sales is due primarily to the Saitek acquisition.
     Our sales by product group as a percentage of gross sales are as follows:

	Three months ended
	June 30,
	2008	2007
PlayStation 3	11%	25%
Handheld Consoles(a)	12%	18%
PlayStation 2	4%	15%
Xbox 360	11%	15%
GameCube	3%	7%
Xbox	1%	6%
Wii	18%	6%
PC	35%	—
All others	5%	8%

Total	100%	100%

(a)	Handheld consoles include Sony PSP and Nintendo Game Boy Advance, Game Boy Advance SP, DS, DS Lite and Micro.
     Our sales by product category as a percentage of gross sales are as follows:

	Three months ended
	June 30,
	2008	2007
Control pads	15%	41%
Accessories	21%	18%
Personal computer products	33%	—
Cables	11%	13%
Bundles	7%	11%
Games(b)	2%	10%
Steering wheels	2%	—
Batteries	9%	—
All others	—	7%

Total	100%	100%

(b)	Games include GameShark videogame enhancement products in addition to videogames with related accessories.

Gross Profit
     Gross profit is defined as net sales less cost of sales. Cost of sales consists of product costs, cost of licenses and royalties, cost of freight-in and freight-out and distribution center costs, including depreciation and other overhead.
     The following table presents net sales, cost of sales and gross profit for the three months ended June 30, 2008 and 2007 (in thousands):

	June 30,	% of Net	June 30,	% of Net	$	%
	2008	Sales	2007	Sales	Change	Change
Net sales	$23,226	100%	$14,578	100%	$8,648	59%
Cost of sales	15,129	65%	9,899	68%	5,230	53%

Gross profit	$8,097	35%	$4,679	32%	$3,418	73%

     Gross profit for the three months ended June 30, 2008 increased 73%, while gross profit as a percentage of net sales, or gross profit margin, increased from 32% to 35%. Gross profit was positively impacted by the following factors. Approximately 2% of the increase in gross margin in the period is attributable to the release of a sales reserve relating to a Saitek customer due to a change in the vendor agreement which occurred in April 2008. Excluding the effects of the Saitek adjustment, there was a net increase in gross profit margin of approximately 1 percentage point, analyzed as follows. A reduction in freight expense as a percentage of sales increased profit margin by approximately 4 percentage points due to a higher mix of direct imports to customers, renegotiated shipping rates, and the continued strategic change to higher margin products. A reduction in distribution handling costs caused a 1 percentage point increase in profit margin. These increases in profit margin were offset by the following items. There was an increase in royalty and license expenses, mainly due to the increase in sales of licensed products, which reduced the profit margin by approximately 1 percentage point. A reduction in vendor credits received due to a decrease in goods returned to vendors in fiscal 2009 decreased profit margin by approximately 1 percentage point. An increase of obsolete and scrap inventory expense decreased profit margin by 2 percentage points.
Operating Expenses
     Operating expenses for the three months ended June 30, 2008 and 2007 were as follows (in thousands):

	June 30,	% of	June 30,	% of	$	%
	2008	Net Sales	2007	Net Sales	Change	Change
Sales and marketing	$3,130	13%	$1,733	12%	$1,397	81%
General and administrative	4,775	21%	2,800	19%	1,975	71%
Research and development	464	2%	314	2%	150	48%
Amortization	612	3%	—	—%	612	100%

Total operating expenses	$8,981	39%	$4,847	33%	$4,134	85%

     Sales and Marketing Expenses. Sales and marketing expenses consist primarily of payroll, commissions, participation at trade shows and travel costs for our worldwide sales and marketing staff, advertising expense and costs of operating our websites. The increase in sales and marketing expense is due to the Saitek acquisition which accounted for approximately 63% of the change as well as higher compensation expense, in part due to additional headcount exclusive of the Saitek acquisition.
     General and Administrative. General and administrative expenses include salaries and benefits for our executive and administrative personnel, facilities costs and professional services, such as legal and accounting. The increase in general and administrative expenses is primarily due to the Saitek acquisition, which accounted for approximately 55% of the increase. Also contributing to the increase were higher audit fees due to the incremental work required with the addition of the five Saitek entities, as well as higher consulting fees related to our post-acquisition integration of the Saitek acquisition.
     Research and Development. Research and development expenses include the costs of developing and enhancing new and existing products. The increase in research and development expenses relates primarily the Saitek acquisition.
     Amortization. Amortization expenses consist of the amortization of the acquired intangible assets from Saitek and Joytech. These acquisitions occurred in the third and second quarters of fiscal 2008, respectively.
Interest Expense, net, Foreign Exchange Gain (Loss) and Other Income
     Interest expense, foreign exchange gain and other income for the three months ended June 30, 2008 and 2006 were as follows (in thousands):

	June 30,	June 30,	$	%
	2008	2007	Change	Change
Interest expense, net	$(467)	$(99)	$368	372%
Foreign exchange gain (loss)	$(72)	$30	$(102)	(340)%
Other income	$137	$91	$46	50%
     The increase in interest expense from the prior year is attributable to an increase in total debt outstanding attributable to financing the Saitek acquisition.
     The foreign exchange loss in the three months ended June 30, 2008 compared to the foreign exchange gain in the quarter ended June 30, 2007 is due primarily to the rise in value of the U.S. dollar versus the Great British Pound (“GBP”) and the Euro. The loss primarily relates to the revaluation of intercompany payables arising from product purchases at the Company’s foreign subsidiaries.
     Other income primarily consists of advertising income from our GameShark.com website, royalties paid by an unrelated third party to distribute our products in Australia and certain miscellaneous income recorded by Saitek is included in other income for the three months ended June 30, 2008. The increase in other income is due primarily to the acquisition of Saitek.
Income Tax Expense (Benefit)
     Income tax expense (benefit) for the three months ended June 30, 2008 and 2007 was as follows (in thousands):

June 30,		June 30,	Effective	$	%
2008	Effective Tax Rate	2007	Tax Rate	Change	Change
$ (509)	39.6%	$35	24.0%	$(544)	1,554%
     The Company’s effective tax rate is a blended rate for different jurisdictions in which the Company operates. Our effective tax rate fluctuates depending on the composition of our taxable income between the various jurisdictions in which we do business, including our Canadian subsidiary and specific Saitek subsidiaries, for which we provide full valuation allowances against their losses. The increase in effective tax rate in first quarter of fiscal 2009 versus first quarter of fiscal 2008 is due to the following discrete item recorded in the first quarter of 2009. In June 2008, we released the valuation allowance related to the Saitek U.S. entity in conjunction with our merger of this entity into Mad Catz, Inc. Our effective tax rate excluding this discrete item would have been 22.6%.

Liquidity and Capital Resources
Sources of Liquidity

	As of and for the
	Three months ended June 30,
(in thousands)	2008	2007	Change
Cash	$1,950	$1,939	$11

Percentage of total assets	2.1%	3.6%
Cash used in operating activities	$(4,466)	$(1,446)	$(3,020)
Cash used in investing activities	(275)	(219)	(56)
Cash provided by financing activities	1,462	1,249	213
Effect of foreign exchange on cash	(1)	5	(6)

Net increase (decrease) in cash	$(3,280)	$(411)	$(2,869)

     At June 30, 2008, available cash was approximately $2.0 million compared to cash of approximately $5.2 million at March 31, 2008 and $1.9 million at June 30, 2007. Our primary sources of liquidity include a revolving line of credit (as discussed below under Cash Flows from Financing Activities), cash on hand at the beginning of the year and cash flows generated from operations.
Cash Flows from Operating Activities
     Our cash flows from operating activities have typically included the collection of customer receivables generated by the sale of our products, offset by payments to vendors for materials and manufacture of our products. For the three months ended June 30, 2008, cash used in operating activities was $4.5 million compared to cash used of $1.4 million for the three months ended June 30, 2007. Cash used in operations for the three months ended June 30, 2008 primarily resulted from an increase in accounts receivable due to increased sales for the three months and the increase of inventories of NFL license controllers for the upcoming football season. Cash used in operations 2007 primarily reflects a decrease in accounts payable and an increase in inventory, partially offset by a decrease in accounts receivable. We are focused on effectively managing our overall liquidity position by continuously monitoring expenses and managing our accounts receivable collection efforts.
Cash Flows from Investing Activities
     Cash used in investing activities was $275,000 during the three months ended June 30, 2008 and $219,000 during the three months ended June 30, 2007. Investing activities consist of capital expenditures to support our operations and were made up primarily of production molds, computers and machinery and equipment.
Cash Flows from Financing Activities
     Cash provided by financing activities during the three months ended June 30, 2008 was a result of increased borrowings of $1.4 million under our line of credit and $56,000 proceeds from the exercise of stock options. For the three months ended June 30, 2008, cash provided by financing activities was $1.5 million compared to cash provided of $1.2 million in the three months ended June 30, 2007.
     We maintain a Credit Facility with Wachovia Capital Finance Corporation (Central) (“Wachovia”) to borrow up to $35 million under a revolving line of credit subject to the availability of eligible collateral (accounts receivable and inventories), which changes throughout the year. The line of credit accrues interest on the daily outstanding balance at the U.S. prime rate plus 0.25% per annum. This facility expires on October 30, 2009. At June 30, 2008 the interest rate was 5.25%. We are also required to pay a monthly service fee of $1,000 and an unused line fee equal to 0.25% of the unused portion of the loan. Borrowings under the Credit Facility are secured by a first priority interest in the inventories, equipment, accounts receivable and investment properties of Mad Catz, Inc. and by a pledge of all of the capital stock of the Company’s subsidiaries and is guaranteed by the Company. We are required to meet a quarterly covenant based on the Company’s net income before interest, taxes, depreciation and amortization (EBITDA). We were in compliance with this covenant as of June 30, 2008.
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
Contractual Obligations and Commitments
     There have been no material changes to our contractual obligations from the information provided in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, included in our Annual Report on Form 10-K for the fiscal year ended March 31, 2008.
     The Saitek purchase agreement includes a working capital adjustment to the purchase price based on the final consolidated balance sheet of the Saitek companies as of the closing of the acquisition. Management estimates that the adjustment, which is still subject to definitive agreement, will be approximately $850,000 payable to the seller.
     As of June 30, 2008 and March 31, 2008, we did not have any relationships with unconsolidated entities or financial parties, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As such, we are not exposed to any financing, liquidity, market, or credit risk that could arise if we had engaged in such relationships.

EBITDA
     EBITDA, a non-GAAP financial measure, represents net income (loss) before interest, taxes, depreciation and amortization. EBITDA is not intended to represent cash flows for the period, nor is it being presented as an alternative to operating income or net income as an indicator of operating performance and should not be considered in isolation or as a substitute for measures of performance prepared in accordance with generally accepted accounting principles. As defined, EBITDA is not necessarily comparable to other similarly titled captions of other companies due to potential inconsistencies in the method of calculation. We believe, however, that in addition to the performance measures found in our financial statements, EBITDA is a useful financial performance measurement for assessing our Company’s operating performance. Our management uses EBITDA as a measurement of operating performance in comparing our performance on a consistent basis over prior periods, as it removes from operating results the impact of our capital structure, including the interest expense resulting from our outstanding debt, and our asset base, including depreciation and amortization of our capital and intangible assets. In addition, EBITDA is an important measure for our lender.

	Three months ended
	June 30,
	2008	2007
	(in thousands)
Net loss	$(777)	$(181)
Adjustments:
Interest expense, net	467	99
Income tax expense (benefit)	(509)	35
Depreciation and amortization	1,102	448

EBITDA	$283	$401

Recent Accounting Pronouncements
     In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, Fair Value Measurements (“SFAS No. 157”). SFAS No. 157 defines fair value, establishes a framework for measuring fair value using generally accepted accounting principles, and expands disclosures related to fair value measurements. Subsequent to the issuance of SFAS No. 157, the FASB issued FASB Staff Position 157-2 (“FSP 157-2”). FSP 157-2 delayed the effective date of the application of SFAS No. 157 to fiscal years beginning after November 15, 2008 for all nonfinancial assets and nonfinancial liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis. We adopted all of the provisions of SFAS No. 157 as of April 1, 2008 with the exception of the application of the statement to nonrecurring nonfinancial assets and nonfinancial liabilities. We will adopt FSP 157-2 as of April 1, 2009 and are currently evaluating the impact of this pronouncement on our consolidated financial statements.
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
     In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS No. 162”). This statement identifies the sources of accounting principles and framework for selecting the principles to be used in the preparation of financial statements of non-governmental entities that are presented in conformity with generally accepted accounting principles in the United States. We expect that the adoption of SFAS No. 162 will not have a material impact on our consolidated financial statements.
          In May 2008, the FASB issued FASB Staff Position APB 14-1 (“FSP APB 14-1”), “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)”, which applies to all convertible debt instruments that have a “net settlement feature”, which means that such convertible debt instruments, by their terms, may be settled either wholly or partially in cash upon conversion. FSP APB 14-1 requires issuers of convertible debt instruments that may be settled wholly or partially in cash upon conversion to separately account for the liability and equity components in a manner reflective of the issuers’ nonconvertible debt borrowing rate. FSP APB 14-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008 and interim periods within those fiscal years. Early adoption is not permitted and retroactive application to all periods presented is required. We will adopt FSP APB 14-1 as of April 1, 2009 and are currently evaluating the impact that its adoption will have on our consolidated financial statements.
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
     Forward-looking statements are not guarantees of performance and are subject to important factors and events that could cause our actual business, prospects and results of operations to differ materially from the historical information contained in this Form 10-Q, and from those that may be expressed or implied by the forward-looking statements. Readers are cautioned that actual results could differ materially from the anticipated results or other expectations expressed in these forward-looking statements for the reasons detailed in Part I — Item 1A. — Risk Factors of our most recent Annual Report on Form 10-K, and in Part II Other Information — Item 1A. We believe that many of the risks detailed in our other SEC filings are part of doing business in the industry in which we operate, and will likely be present in all periods reported. The fact that certain risks are endemic to the industry does not lessen their significance. The forward-looking statements contained in this report are made as of the date of this report and we assume no obligation to update them or to update the reasons why actual results could differ from those projected in such forward-looking statements.

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
     For the first quarter of fiscal 2009, our management, with the participation of our chief executive officer and our chief financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of June 30, 2008. Based on that evaluation, our chief executive officer and our chief financial officer concluded that as of such date, our disclosure controls and procedures were not effective in ensuring that information required to be disclosed by us in the reports that we file under the Exchange Act is recorded, processed, summarized and reported within the time period specified in the rules and forms of the Securities and Exchange Commission.
     This conclusion was based on management’s determination that the material weakness related to our financial reporting process described in our Annual Report on Form 10-K for the year ended March 31, 2008 was not remediated as of June 30, 2008. Specifically, our management determined that (i) application of our policies and procedures did not include adequate management review of manually prepared schedules and (ii) our consolidation process is manually intensive and includes a significant amount of top-sided journal entries. Management concluded that this material weakness largely resulted from the excessively manual-intensive nature of our consolidation process, exacerbated by insufficient resources relating to the incremental reporting requirements resulting from the acquisition of Saitek in November 2007, and the ensuing integration of the financial operations of the five Saitek operating companies, including the need to develop controls and procedures consistent with public company standards for U.S. GAAP reporting in the Saitek operating entities, which previously were not subject to such reporting requirements. We have developed and started to implement a plan to remediate this material weakness.
Changes in Internal Control over Financial Reporting
     There has been no change in our internal control over financial reporting during the quarter ended June 30, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting other than the steps taken by us to remediate the material weakness described in our Annual Report on Form 10-K for the year ended March 31, 2008, relating to our financial reporting process.
     As described in Part II, Item 9A of our Annual Report on Form 10-K for the year ended March 31, 2008, we have identified several steps we will take throughout fiscal 2009 with the goal of remediating this material weakness prior to March 31, 2009. These steps include:
•	Developing and implementing new reporting instructions and checklists for the newly-acquired foreign subsidiaries’ accounting functions.
•	Pursuing alternatives to upgrade our information technology tools to minimize the manual process currently required to record, process, summarize and report information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, as amended.
•	Retaining additional senior accounting personnel with specific responsibilities to improve the oversight and review of financial reporting.
•	Implementing additional management reviews of manually prepared schedules.
     In addition, we continue to evaluate our controls and procedures and may, in the future, implement additional control enhancements.
     Notwithstanding our continued remediation efforts, based on a number of factors, including the performance of additional procedures performed by our management designed to ensure the reliability of our financial reporting, our Chief Executive Officer and Chief Financial Officer believe that the consolidated condensed financial statements included with this Quarterly Report on Form 10-Q fairly present, in all material respects, our financial position, results of operations, and cash flows as of the dates, and for the periods, presented, in conformity with U.S. GAAP.
PART II — OTHER INFORMATION
Item 1. Legal Proceedings
     From time to time, we may become involved in various lawsuits and legal proceedings which arise in the ordinary course of business. Litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm our business. As of the date of this Quarterly Report on Form 10-Q, we were not aware of any such legal proceedings or claims against the Company or its subsidiaries that management believes will have a material adverse affect on business development, financial condition or operating results.
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

MAD CATZ INTERACTIVE, INC.
August 19, 2008	/s/ Darren Richardson
Darren Richardson
President and Chief Executive Officer

August 19, 2008	/s/ Stewart A. Halpern
Stewart A. Halpern
Chief Financial Officer