Form 10-K/A
period 2008-03-31
MAD CATZ INTERACTIVE INC
filed 2008-10-07
CIK 1088162

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
Amendment No. 2

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended March 31, 2008
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to                     .
Commission file number 001-14944

MAD CATZ INTERACTIVE, INC.
(Exact name of Registrant as specified in its charter)

Canada	Not Applicable
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

7480 Mission Valley Road, Suite 101
San Diego, California	92108
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code: (619) 683-9830

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, no par value	American Stock Exchange
Toronto Stock Exchange
Securities registered pursuant to Section 12(g) of the Act:
None

     Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑
     Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes ☐ No ☑
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulations S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):
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
     There were 55,098,549 shares of the registrant’s common stock issued and outstanding as of October 6, 2008.

     EXPLANATORY NOTE: This Amendment No. 2 on Form 10-K/A (“Amendment No. 2”) amends the Annual Report on Form 10-K of Mad Catz Interactive, Inc. (“we,” “us,” “our” or the “Company”), as filed by the Company on June 30, 2008 and amended on July 29, 2008 (the “Prior Filings”). Except as provided herein, no other information contained in the Prior Filings has been updated by this Amendment No. 2. The information in this Amendment No. 2 does not modify or update disclosures in the Prior Filings (including the exhibits to the Prior Filings, except for the updated Exhibits 31.1 and 31.2) other than as set forth herein.
     This Amendment No. 2 should be read in conjunction with our periodic filings made with the Securities and Exchange Commission, or the SEC, subsequent to the date of the Prior Filings, including any amendments to those filings, as well as any Current Reports filed on Form 8-K subsequent to the date of the Prior Filings. In addition, in accordance with applicable rules and regulations promulgated by the SEC, this Form 10-K/A includes updated certifications from our Chief Executive Officer and Chief Financial Officer as Exhibits 31.1 and 31.2.

Page
Explanatory Note

PART II	1
9A. Controls and Procedures	1

PART IV	2
15. Exhibits and Financial Statement Schedules	2
Signatures	3
EXHIBIT 31.1
EXHIBIT 31.2

PART II
Item 9A. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
     We maintain disclosure controls and procedures designed to ensure that information required to be disclosed in the Company’s reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost benefit relationship of possible controls and procedures. As required by Securities and Exchange Commission Rules 13a-15(b) we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer (who is also the Chief Accounting Officer), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the period covered by this report. Based on the foregoing, our Chief Executive Officer and the Chief Financial Officer concluded that our disclosure controls and procedures were not effective at the reasonable assurance level.
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

1

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
PART IV
Item 15. Exhibits and Financial Statement Schedules.
     Part IV of the Prior Filings is hereby amended solely to add the following exhibits required to be filed in connection with this Amendment No. 2 to Annual Report on Form 10-K/A.
     (a) 3. Exhibits required by Item 601 of Regulation S-K

Exhibit
Number	Description
31.1	Certifications of Registrant’s Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certifications of Registrant’s Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

2

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 7th day of October 2008.

MAD CATZ INTERACTIVE, INC.
By:	/s/ Darren Richardson
Darren Richardson
President and Chief Executive Officer

3