Form 10-Q
period 2008-09-30
MAD CATZ INTERACTIVE INC
filed 2008-11-18
CIK 1088162

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2008
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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
There were 55,098,549 shares of the registrant’s common stock issued and outstanding as of October 31, 2008.

MAD CATZ INTERACTIVE, INC.
FORM 10-Q
FOR THE PERIOD ENDED SEPTEMBER 30, 2008

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
MAD CATZ INTERACTIVE, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands of U.S. dollars, except share data)
(unaudited)

	September 30,	March 31,
	2008	2008
Assets
Current assets:
Cash	$2,638	$5,230
Accounts receivable, net of allowances of $5,037 and $4,514 at September 30, 2008 and March 31, 2008, respectively	17,015	14,567
Other receivables	1,335	583
Income tax receivable	805	—
Inventories	25,680	20,554
Deferred tax assets	1,591	1,591
Prepaid expense and other current assets	1,355	1,369

Total current assets	50,419	43,894
Deferred tax assets	5,187	978
Other assets	590	324
Property and equipment, net	2,077	2,101
Intangible assets, net	6,812	8,320
Goodwill	32,477	35,704

Total assets	$97,562	$91,321

Liabilities and Shareholders’ Equity
Current liabilities:
Bank loan	$14,545	$11,470
Accounts payable	21,466	16,280
Accrued liabilities	6,770	6,859
Income taxes payable	302	496

Total current liabilities	43,083	35,105
Convertible notes payable and accrued interest	15,466	14,901
Note payable and accrued interest	857	—
Other long-term liabilities	130	—

Total liabilities	59,536	50,006
Shareholders’ equity:
Common stock, no par value, unlimited shares authorized; 55,098,549 and 54,973,549 shares issued and outstanding at September 30, 2008 and March 31, 2008, respectively	47,934	47,717
Accumulated other comprehensive income	1,433	2,923
Accumulated deficit	(11,341)	(9,325)

Total shareholders’ equity	38,026	41,315

Total liabilities and shareholders’ equity	$97,562	$91,321

See accompanying notes to condensed consolidated financial statements.

MAD CATZ INTERACTIVE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)
(in thousands of U.S. dollars, except share data)

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Net sales	$25,750	$16,853	$48,976	$31,431
Cost of sales	18,027	11,900	33,156	21,799

Gross profit	7,723	4,953	15,820	9,632
Operating expenses:
Sales and marketing	3,835	1,946	6,965	3,679
General and administrative	3,630	1,477	8,405	4,277
Research and development	475	299	938	613
Amortization of intangible assets	602	—	1,214	—

Total operating expenses	8,542	3,722	17,522	8,569

Operating income (loss)	(819)	1,231	(1,702)	1,063
Interest expense, net	(525)	(110)	(992)	(209)
Foreign exchange gain (loss), net	(101)	307	(173)	336
Other income	82	60	218	151

Income (loss) before income taxes	(1,363)	1,488	(2,649)	1,341
Income tax expense (benefit)	(124)	616	(633)	651

Net income (loss)	$(1,239)	$872	$(2,016)	$690

Basic net income (loss) per share	$(0.02)	$0.02	$(0.04)	$0.01

Diluted net income (loss) per share	$(0.02)	$0.02	$(0.04)	$0.01

Weighted average shares — basic	55,098,549	54,970,288	55,079,423	54,664,487

Weighted average shares — diluted	55,098,549	55,877,078	55,079,423	55,531,186

See accompanying notes to condensed consolidated financial statements.

MAD CATZ INTERACTIVE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(in thousands of U.S. dollars)

	Six Months Ended
	September 30,
	2008	2007
Cash flows from operating activities:
Net income (loss)	$(2,016)	$690
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	2,165	884
Amortization of deferred financing fees	36	8
Foreign exchange gain	—	(336)
Provision (benefit) for deferred income taxes	(135)	411
Stock-based compensation	161	48
Changes in operating assets and liabilities, net of acquisition:
Accounts receivable	(2,772)	538
Other receivables	(683)	33
Income tax receivable	(893)	—
Inventories	(5,684)	1,164
Prepaid expense and other current assets	12	154
Other assets	(94)	—
Accounts payable	4,622	(5,986)
Accrued liabilities	428	395
Income taxes payable	(215)	(96)

Net cash used in operating activities	(5,068)	(2,093)

Cash flows from investing activities:
Purchases of property and equipment	(850)	(536)
Cash paid for acquisition	—	(2,983)

Net cash used in investing activities	(850)	(3,519)

Cash flows from financing activities:
Proceeds from stock option exercises	56	344
Proceeds from bank loan, net	3,075	5,626

Net cash provided by financing activities	3,131	5,970

Effects of foreign exchange on cash	195	314

Net increase (decrease) in cash	(2,592)	672
Cash, beginning of period	5,230	2,350

Cash, end of period	$2,638	$3,022

Supplemental cash flow information:
Income taxes paid	$409	$295

Interest paid	$373	$235

Supplemental disclosure of non-cash investing and financing activities:
Lease incentives recorded as deferred rent	$136	$—

Note payable issued for final Saitek acquisition working capital purchase price adjustment	$847	$—

Fair value of assets acquired in acquisition:
Property and equipment	$—	$357
Inventories	—	2,060
Intangible assets	—	566

	$—	$2,983

See accompanying notes to condensed consolidated financial statements.

MAD CATZ INTERACTIVE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(1) Basis of Presentation
     The condensed consolidated balance sheets and related condensed consolidated statements of operations and cash flows contained in this Quarterly Report on Form 10-Q, which are unaudited, include the accounts of Mad Catz Interactive, Inc. (the “Company”) and its wholly-owned subsidiaries. Intercompany balances and transactions have been eliminated in consolidation. In the opinion of management, all entries necessary for a fair presentation of such condensed consolidated financial statements have been included. These entries consisted only of normal recurring items. The results of operations for the interim period are not necessarily indicative of the results to be expected for any other interim period or for the entire fiscal year. The Company generates a substantial percentage of net sales in the last three months of every calendar year, the Company’s third fiscal quarter. Also, results for the six months ended September 30, 2008 are not comparable to the same period in the prior year because the Company completed two acquisitions in fiscal 2008. The Company acquired the assets of Joytech in September 2007, and acquired Winkler Atlantic Holdings Limited (“WAHL”, also referred to as Saitek) during the third quarter ended December 31, 2007. See Note (3), Fiscal 2008 Acquisitions.
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
(2) Fair Value Measurements
     Effective April 1, 2008, the Company adopted the Statement of Financial Accounting Standards (“SFAS”) No. 157, Fair Value Measurements (“SFAS No. 157”). SFAS No. 157 defines fair value, establishes a framework for measuring fair value using generally accepted accounting principles, and expands disclosures related to fair value measurements. SFAS No. 157 does not expand the use of fair value in any new circumstances. Subsequent to the issuance of SFAS No. 157, the FASB issued FASB Staff Position 157-2 (“FSP 157-2”). FSP 157-2 delayed the effective date of the application of SFAS No. 157 to fiscal years beginning after November 15, 2008 for all nonfinancial assets and nonfinancial liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis. Therefore, the Company adopted SFAS No. 157 for our financial assets and liabilities only in fiscal 2009. As the Company does not have any financial assets or liabilities that are recorded at fair value on a recurring basis, the adoption of SFAS No. 157 did not have an impact on the Company’s consolidated financial statements. The Company will adopt FSP 157-2 as of April 1, 2009 and management is currently evaluating the impact of this pronouncement on the consolidated financial statements.
     Effective April 1, 2008, the Company adopted SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FASB Statement No. 115 (“SFAS No. 159”). SFAS No. 159 permits an entity to choose to measure specified financial assets and liabilities in their entirety at fair value on a contract-by-contract basis. If an entity elects the fair value option for an eligible item, changes in the item’s fair value must be reported as unrealized gains and losses in earnings at each subsequent reporting date. The Company has not elected to account for any financial assets or liabilities using the provisions of SFAS No. 159. As such, the adoption of SFAS No. 159 did not have an impact on the Company’s consolidated financial statements.
(3) Fiscal 2008 Acquisitions
Saitek
     On November 20, 2007, the Company acquired all of the outstanding stock of WAHL, a private holding company that owns Saitek, a provider of PC game accessories, PC input devices, multimedia audio products, chess and intelligent games for approximately $32.4 million, including transaction costs of approximately $2.0 million and restructuring costs of $910,000. The WAHL purchase agreement included a working capital adjustment to the purchase price based on the final consolidated balance sheet of the Saitek companies as of the closing of the acquisition. The working capital adjustment was finalized effective August 1, 2008 and resulted in additional purchase price of $847,000, which the Company financed with a note payable to The Winkler Atlantic Trust. The note is unsecured, due August 1, 2011 including all accrued interest, and bears interest at 7% per annum compounded annually. The note was recorded as an increase to goodwill during the quarter ended September 30, 2008.

     Activities related to the WAHL acquisition restructuring plan are as follows for the six months ended September 30, 2008 (in thousands):

	Severance	Lease Exit	Total
Balance at March 31, 2008	$830	$80	$910
Payments	(482)	—	(482)

Balance at September 30, 2008	$348	$80	$428

Pro forma information
     The accompanying condensed consolidated statement of operations for the three and six months ended September 30, 2008 includes the operations of Saitek for the entire period. Assuming the acquisition of Saitek had occurred on April 1, 2007, the pro forma unaudited results of operations for the three and six months ended September 30, 2007 would have been as follows (in thousands):

	Three Months Ended	Six Months Ended
	September 30,	September 30,
	2007	2007
Revenue	$25,849	$47,461
Net loss	(761)	(2,910)
Net loss per share — basic and diluted	$(0.01)	$(0.05)
     The above pro forma unaudited results of operations do not include pro forma adjustments relating to costs of integration or post-integration cost reductions that may be incurred or realized by the Company in excess of actual amounts incurred or realized through September 30, 2008.
Joytech
     On September 7, 2007, the Company acquired certain assets of Joytech from Take-Two Interactive Software, Inc. (NASDAQ: TTWO) for approximately $3 million. Joytech manufactures third-party videogame peripherals and audiovisual accessories with retail distribution in Europe and North America. The acquisition was accounted for as an asset purchase.
(4) Stock-Based Compensation
     The Company records compensation expense associated with share-based awards made to employees and directors based upon their grant date fair value. The Company records compensation expense on a straight-line basis over the requisite service period of the award, which ranges from zero to four years.
     The following table presents the total stock-based compensation expense, related to all of the Company’s stock options, recognized for the three and six months ended September 30, 2008 and 2007 (in thousands):

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Stock-based employee compensation before tax	$93	$24	$161	$48
Related income tax benefits	—	—	—	—

Stock-based employee compensation, net of tax	$93	$24	$161	$48

     As of September 30, 2008, there was $1,764,000 of total unrecognized compensation cost, net of estimated forfeitures, related to non-vested stock options. The Company expects to recognize such costs over a weighted average period of 3.4 years.

     A summary of option activity as of September 30, 2008 and changes during the six months then ended is presented as follows:

		Weighted-
		Average
Stock options outstanding:	Options	Exercise Price
Balance at April 1, 2008	3,835,334	$0.80
Options granted	3,725,000	$0.47
Options exercised	(125,000)	$0.45
Options expired/cancelled	(38,200)	$1.06

Balance at September 30, 2008	7,397,134	$0.63

Exercisable at September 30, 2008	2,348,634	$0.72

(5) Inventories
     Inventories consist of the following (in thousands):

	September 30,	March 31,
	2008	2008
Raw materials	$1,424	$816
Finished goods	24,256	19,738

Inventories	$25,680	$20,554

(6) Goodwill
     Goodwill decreased from $35.7 million at March 31, 2008 to $32.5 million at September 30, 2008 due to the following three purchase accounting adjustments. First, the Saitek working capital purchase price adjustment finalized in the quarter ended September 30, 2008, as discussed in Note (3), Fiscal 2008 Acquisitions, resulted in an increase to goodwill of $847,000 during the quarter ended September 30, 2008. Second, as a result of the integration of Saitek UK into Mad Catz Europe in the quarter ended September 30, 2008, the Company reversed the valuation allowance of $3.3 million that was recorded against Saitek UK’s deferred tax assets as of the date of the integration, and reduced goodwill in the amount of $3.4 million, which reflected the amount of Saitek UK’s deferred tax assets that existed as of the date of the Saitek acquisition. Third, as a result of the integration of Saitek Industries Ltd, Inc. (“Saitek U.S.”) into Mad Catz, Inc. in the quarter ended June 30, 2008, the Company reversed the valuation allowance of $915,000 that was recorded against Saitek U.S.’ deferred tax assets as of the date of the integration, and reduced goodwill in the amount of $697,000, which reflected the amount of Saitek U.S.’ deferred tax assets that existed as of the date of the Saitek acquisition.
     In accordance with SFAS No. 142, Goodwill and Other Intangible Assets (“SFAS No. 142”), the Company performs an annual review of its goodwill for impairment as of the end of each fiscal year or when an event or a change in facts and or circumstances indicates the fair value of a reporting unit may be below its carrying amount. Given the current economic conditions and volatility in the stock markets, the Company evaluated whether a triggering event had occurred in the quarter ended September 30, 2008. Based on the facts and circumstances known to the Company, including its financial results for the six months ended September 30, 2008 as compared to its forecasted results, the Company determined that a triggering event had not occurred. Furthermore, the Company generates a substantial percentage of its net sales in the last three months of every calendar year, the Company’s fiscal third quarter. During the third quarter of fiscal 2009, the Company will assess to determine if a triggering event has occurred, and if required, will perform the first step of the goodwill impairment test in accordance with SFAS No. 142. The assessment will consider the Company’s actual performance during the upcoming retail holiday season, among other considerations. If a triggering event is determined to have occurred, and the results of the first step of the impairment test indicates an impairment exists, the Company will proceed to the second step of the goodwill impairment test, which would result in a goodwill impairment charge in the Company’s consolidated financial statements.
(7) Note Payable
     On August 1, 2008, the Company issued a note payable for approximately $847,000 payable to The Winkler Atlantic Trust. The note was issued in conjunction with the final working capital adjustment for the Saitek acquisition completed in November 2007. The note plus all accrued interest is due on August 1, 2011. The note is unsecured and bears interest at 7% per annum compounded annually. There was approximately $10,000 of long-term accrued interest recorded at September 30, 2008.

(8) Comprehensive Income (Loss)
     Comprehensive income (loss) for the three and six months ended September 30, 2008 and 2007 consists of the following components (in thousands):

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Net income (loss)	$(1,239)	$872	$(2,016)	$690
Foreign currency translation adjustment	(715)	397	(1,490)	367

Comprehensive income (loss)	$(1,954)	$1,269	$(3,506)	$1,057

     The foreign currency translation adjustments are not adjusted for income taxes as they relate to indefinite investments in non-U.S. subsidiaries, in accordance with APB 23 “Accounting for Income Taxes — Special Areas”.
(9) Basic and Diluted Net Income (Loss) per Share
     Basic earnings per share is calculated by dividing the net income or loss by the weighted average number of common shares outstanding during the reporting period. Diluted earnings per share includes the impact of potentially dilutive common stock-based equity instruments. Outstanding options to purchase 3,722,688 and 3,730,013 shares of the Company’s common stock for the three and six months ended September 30, 2008, respectively, and 873,334 and 550,055 shares of the Company’s common stock for the three and six months ended September 30, 2007, respectively, were excluded from the calculations of diluted net income (loss) per share as their effect was anti-dilutive. Additionally, weighted average shares of 10,806,172 and 10,692,726 related to the Company’s convertible notes payable were excluded from the diluted net loss per share calculation for the three and six months ended September 30, 2008, respectively, because of their anti-dilutive effect during the period.
     The following table sets forth the computation of basic and diluted net income (loss) per common share for the three and six month periods ended September 30, 2008 and 2007 (in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Net income (loss)	$(1,239)	$872	$(2,016)	$690

Weighted average common shares outstanding—basic	55,099	54,970	55,079	54,664
Plus dilutive equity instruments	—	907	—	867

Weighted average common shares outstanding—diluted	55,099	55,877	55,079	55,531

Net income (loss) per common share—basic	$(0.02)	$0.02	$(0.04)	$0.01

Net income (loss) per common share—diluted	$(0.02)	$0.02	$(0.04)	$0.01

(10) Geographic Data
     The Company’s sales are attributed to the following geographic regions (in thousands):

	Three months ended		Six months ended
	September 30,		September 30,
	2008	2007	2008	2007
Net sales:
United States	$14,343	$11,103	$27,069	$20,818
Europe	9,963	5,062	19,467	9,232
Canada	322	663	562	1,349
Other countries	1,122	25	1,878	32

	$25,750	$16,853	$48,976	$31,431

     Revenue is attributed to geographic regions based on the location of the customer. During the three and six months ended September 30, 2008, one customer individually accounted for approximately 30% and 27% of the Company’s gross sales, respectively. During the three and six months ended September 30, 2007, the same customer individually accounted for 39% and 35% of the Company’s gross sales, respectively.
(11) Leases
     During the quarter ended September 30, 2008, the Company renewed its lease for its corporate facilities in San Diego, California for an additional five years. The Company’s annual minimum rental payments under the lease renewal are approximately $162,000 for the year ending March, 31, 2009, $331,000 for the year ending March 31, 2010, $342,000 for the year ending March 31, 2011, $353,000 for the year ending March 31, 2012, $364,000 for the year ending March 2013 and $185,000 for the year ending March 2014.
(12) Correction of Prior Period Error
     During the second quarter ended September 30, 2008, the Company discovered errors related to elimination of intercompany profit in inventory in prior reported periods. As a result, the Company’s cost of sales balance was understated by $304,000 for the year ended March 31, 2008 and $56,000 for the quarter ended June 30, 2008; and the Company’s net income, after tax, was overstated by $165,000 for the year ended March 31, 2008 and $34,000 for the quarter ended June 30, 2008. In accordance with Staff Accounting Bulletin (“SAB”) No. 99, Materiality, and SAB No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements, management evaluated the materiality of the errors from qualitative and quantitative perspectives and concluded that the errors were immaterial to all periods impacted. Accordingly, the Company recorded the correction of the error in the quarter ended September 30, 2008.
(13) Subsequent Event
     On November 10, 2008, Circuit City Stores, Inc., a customer representing less than 5% of the Company’s sales, filed for Chapter 11 bankruptcy. The Company does not believe this filing will have a material adverse impact on its business.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     This section contains forward-looking statements and forward looking information (collectively “forward-looking statements”) as defined in applicable securities legislation involving risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors including those set out under “Forward-looking Statements” herein and in “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended March 31, 2008 and in Part II Other Information — Item 1A. Risk Factors in this Quarterly Report on Form 10-Q. The following discussion should be read in conjunction with our condensed consolidated financial statements and related notes included in this Form 10-Q and in our Annual Report on Form 10-K for the fiscal year ended March 31, 2008.
Overview
Our Business
     We design, manufacture (primarily through third parties in Asia), market and distribute accessories for all major videogame platforms, the PC and, to a lesser extent, the iPod and other audio devices. Our accessories are marketed primarily under the Mad Catz, Saitek, Joytech, GameShark and AirDrives brands; we also produce for selected customers a limited range of products which are marketed on a “private label” basis. Our products include videogame, PC and audio accessories, such as control pads, steering wheels, joysticks, memory cards, video cables, flight sticks, dance pads, microphones, car adapters, carry cases, mice, keyboards and headsets. We also market videogame enhancement products and publish videogames. In April 2008 we merged the Saitek U.S. entity into Mad Catz Inc., a Delaware corporation. In August 2008, we merged the Saitek U.K. entity into Mad Catz Europe Ltd., a corporation incorporated under the laws of England and Wales.
Comparability of Prior Year to Current Year due to Acquisitions
     Results for the six months ended September 30, 2008 are not comparable to the same period in the prior year because we completed two acquisitions in fiscal 2008. We acquired the assets of Joytech in September 2007, and acquired Winkler Atlantic Holdings Limited (“Saitek”) on November 20, 2007. The results of Saitek are included from the date of acquisition. See Note (3), Fiscal 2008 Acquisitions, to the Notes to the Condensed Consolidated Financial Statements describing the transactions.
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
Current Generation Consoles
     Our industry is cyclical and we believe it has transitioned to the current generation of game consoles, which began with the release of Microsoft’s Xbox 360 in November 2005 and continued with the North American releases of Sony’s PlayStation 3 and Nintendo’s Wii at the end of 2006. In fiscal 2008, we expanded our range of accessories compatible with the Xbox 360, PlayStation 3 and Wii videogame consoles as well as continued to provide accessories to the significant installed base of current consoles in the marketplace. To date, our ability to release certain products on the new videogame consoles has been restricted by technological requirements because certain first-party manufacturers choose to design PC or console-based systems that do not operate with third-party accessories and are successful in implementing technological barriers that prevent us from developing, manufacturing, marketing and distributing products for these new game platforms.
Potential Fluctuations in Foreign Currency
     During the first six months of fiscal 2009, approximately 45% of total net sales was transacted outside of the United States. The majority of our international business is presently conducted in currencies other than the U.S. dollar. Foreign currency transaction gains and losses arising from normal business operations are credited to or charged against earnings in the period incurred. As a result, fluctuations in the value of the currencies in which we conduct our business relative to the U.S. dollar will cause currency transaction gains and losses, which we have experienced in the past and continue to experience. Due to the volatility of currency exchange rates, among other factors, we cannot predict the effect of exchange rate fluctuations upon future operating results. There can be no assurances that we will not experience currency losses in the future. To date we have not hedged against foreign currency exposure.

Material Weakness in our Internal Controls over Financial Reporting
     We have made a determination that the material weakness related to our financial reporting process described in our Annual Report on Form 10-K for the year ended March 31, 2008 was not remediated as of September 30, 2008. Specifically, we determined that (i) application of our policies and procedures do not include adequate management review of manually prepared schedules and (ii) our consolidation process is manually intensive and includes a significant amount of top-sided journal entries. We concluded that this material weakness largely resulted from the excessively manual-intensive nature of our consolidation process, exacerbated by insufficient resources relating to the incremental reporting requirements resulting from the acquisition of Saitek in November 2007, and the ensuing integration of the financial operations of the five Saitek operating companies, including the need to develop controls and procedures consistent with public company standards for U.S. GAAP reporting in the Saitek operating entities, which previously were not subject to such reporting requirements. We have developed and started to implement a plan to remediate this material weakness, including the following steps:
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
     Notwithstanding our continued remediation efforts, based on a number of factors, including the performance of additional procedures performed by our management designed to ensure the reliability of our financial reporting, our Chief Executive Officer and Chief Financial Officer believe that there are no associated uncertainties and trends related to the material weakness and the consolidated condensed financial statements included with this Quarterly Report on Form 10-Q fairly present, in all material respects, our financial position, results of operations, and cash flows as of the dates, and for the periods, presented, in conformity with U.S. GAAP.
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
     Our customer base is highly concentrated and a deterioration of a significant customer’s financial condition, or a decline in the general economic conditions could cause actual write-offs to be materially different from the estimated allowance. As of September 30, 2008, one customer represented 32% of total accounts receivable and another customer represented 10% of accounts receivable for a total of 42% of accounts receivable. The customers comprising the ten highest outstanding trade receivable balances accounted for approximately 69% of total accounts receivable at September 30, 2008. If any of these customer’s receivable balances should be deemed uncollectible, we would have to make adjustments to our allowance for doubtful accounts, which could have an adverse effect on our financial condition and results of operations in the period the adjustments are made.
     On November 10, 2008, Circuit City Stores, Inc., a customer representing less than 5% of our sales, filed for Chapter 11 bankruptcy.  We do not believe this filing will have a material adverse impact on us.
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
Valuation of Goodwill
     In accordance with SFAS No. 142, Goodwill and Other Intangible Assets (“SFAS No. 142”), we perform an annual impairment review at the reporting unit level during the fourth quarter of each fiscal year or more frequently if we believe indicators of impairment are present. SFAS No. 142 requires that goodwill and certain intangible assets be assessed for impairment using fair value measurement techniques. Specifically, goodwill impairment is determined using a two-step process. The first step of the goodwill impairment test is used to identify potential impairment by comparing the fair value of a reporting unit with its carrying amount, including goodwill. If the fair value of a reporting unit exceeds its carrying amount, goodwill of the reporting unit is considered not impaired and the second step of the impairment test is unnecessary. If the carrying amount of a reporting unit exceeds its fair value, the second step of the goodwill impairment test is performed to measure the amount of impairment loss, if any. The second step of the goodwill impairment test compares the implied fair value of the reporting unit’s goodwill with the carrying amount of that goodwill. If the carrying amount of the reporting unit’s goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to that excess. We have determined that we have one reporting unit and we determine fair value based on a discounted cash flow model, for which the key assumptions include revenue growth, gross profit margins, operating expense trends and our weighted average cost of capital. Given the volatility of our stock price and market capitalization, which fluctuates significantly throughout the year, we do not believe that our market capitalization is the best indicator of the fair value of our Company.
     We performed the most recent annual goodwill impairment test at the end of fiscal year 2008 and determined that there was no impairment. Given the current economic conditions and volatility of the stock markets, we evaluated whether a triggering event had occurred in the quarter ended September 30, 2008. Based on the facts and circumstances known to us, including our financial results for the six months ended September 30, 2008 as compared to forecasted results, we determined that a triggering event had not occurred. Furthermore, we generate a substantial percentage of our net sales in the last three months of every calendar year, our fiscal third quarter. During the third quarter of fiscal 2009, we will assess to determine if a triggering event has occurred, and if required, will perform the first step of the goodwill impairment test in accordance with SFAS No. 142. The assessment will consider our actual performance during the upcoming retail holiday season, among other considerations. If a triggering event is determined to have occurred, and the results of the first step of the impairment test indicates an impairment exists, we will proceed to the second step of the goodwill impairment test, which would result in a goodwill impairment charge in our consolidated financial statements.
Share-Based Payments
     We expense the estimated fair value of share-based awards over the requisite employee service period. Accordingly, stock-based compensation cost is measured at the grant date, based on the fair value of the award, and is recognized as expense over the employee’s requisite service period.
     The fair value of each option award is estimated on the date of grant using the Black-Scholes option valuation model. The expected life of the options is based on a number of factors, including historical exercise experience, the vesting term of the award, and the expected volatility of our stock and an employee’s average length of service. The expected volatility is estimated based on the historical volatility (using daily pricing) of our stock. The risk-free interest rate is determined on a constant U.S. Treasury security rate with a contractual life that approximates the expected term of the stock options. We reduce the calculated stock-based compensation expense for estimated forfeitures by applying a forfeiture rate, based upon historical pre-vesting option cancellations. Estimated forfeitures are reassessed at each balance sheet date and may change based on new facts and circumstances.

RESULTS OF OPERATIONS
Net Sales
     From a geographical perspective, our net sales for the three and six months ended September 30, 2008 and 2007 were as follows (in thousands):

	Three months ended September 30,				$	%
	2008	% of total	2007	% of total	Change	Change
United States	$14,343	56%	$11,103	66%	$3,240	29%
Europe	9,963	39%	5,062	30%	4,901	97%
Canada	322	1%	663	4%	(341)	(51)%
Other countries	1,122	4%	25	0%	1,097	4,388%

Consolidated net sales	$25,750	100%	$16,853	100%	$8,897	53%

	Six months ended September 30,				$	%
	2008	% of total	2007	% of total	Change	Change
United States	$27,069	55%	$20,818	66%	$6,251	30%
Europe	19,467	40%	9,232	30%	10,235	111%
Canada	562	1%	1,349	4%	(787)	(58)%
Other countries	1,878	4%	32	0%	1,846	5,769%

Consolidated net sales	$48,976	100%	$31,431	100%	$17,545	56%

     For the three months ended September 30, 2008, consolidated net sales increased 53% as compared to the three month period ended September 30, 2007. Net sales in the second quarter of fiscal year 2009 increased primarily due to the acquisition of Saitek in November 2007, which accounted for 96% of the increase. Sales in the quarter also benefited from the increase in sales relating to current generation platforms, particularly the Wii platform, which more than offset the decline in sales relating to prior generations’ platforms. The increased share of European and other country sales is due primarily to the Saitek acquisition. The acquisition of Saitek added sales in the new product group PC, which includes personal computer products, cables and batteries.
     For the six months ended September 30, 2008, consolidated net sales increased 56% as compared to the six months ended September 30, 2007 primarily due to the acquisition of Saitek in November 2007, which accounted for 92% of the increase, as well as the other factors discussed above.
     Our sales by product group as a percentage of gross sales for the three and six months ended September 30, 2008 and 2007 were as follows:

	Three months ended		Six months ended
	September 30,		September 30,
	2008	2007	2008	2007
PlayStation 3	7%	13%	9%	18%
Handheld Consoles(a)	12%	18%	12%	18%
PlayStation 2	4%	17%	4%	16%
Xbox 360	17%	25%	14%	20%
GameCube	3%	8%	3%	7%
Xbox	1%	7%	1%	6%
Wii	18%	4%	18%	5%
PC	30%	—	32%	—
All others	8%	8%	6%	10%

Total	100%	100%	100%	100%

(a)	Handheld consoles include Sony PSP and Nintendo Game Boy Advance, Game Boy Advance SP, DS, DS Lite, and Micro.

     Our sales by product category as a percentage of gross sales for the three and six months ended September 30, 2008 and 2007 were as follows:

	Three months ended		Six months ended
	September 30,		September 30,
	2008	2007	2008	2007
Control pads	23%	36%	19%	38%
Accessories	20%	24%	20%	21%
Personal computer products	29%	—	31%	—
Cables	7%	—	9%	—
Bundles	7%	14%	7%	13%
Games(b)	2%	6%	2%	8%
Steering wheels	1%	2%	1%	3%
Batteries	9%	—	9%	—
All others	2%	18%	2%	17%

Total	100%	100%	100%	100%

(b)	Games include GameShark videogame enhancement products in addition to videogames with related accessories.
Gross Profit
     Gross profit is defined as net sales less cost of sales. Cost of sales consists of product costs, cost of licenses and royalties, cost of freight-in and freight-out and distribution center costs, including depreciation and other overhead.
     The following table presents net sales, cost of sales and gross profit for the three and six months ended September 30, 2008 and 2007 (in thousands):

	Three months ended September 30,
		% of Net		% of Net	$	%
	2008	Sales	2007	Sales	Change	Change
Net sales	$25,750	100.0%	$16,853	100.0%	$8,897	52.8%
Cost of sales	18,027	70.0%	11,900	70.6%	6,127	51.5%

Gross profit	$7,723	30.0%	$4,953	29.4%	$2,770	55.9%

	Six months ended September 30,
		% of Net		% of Net	$	%
	2008	Sales	2007	Sales	Change	Change
Net sales	$48,976	100.0%	$31,431	100.0%	$17,545	55.8%
Cost of sales	33,156	67.7%	21,799	69.4%	11,357	52.1%

Gross profit	$15,820	32.3%	$9,632	30.6%	$6,188	64.2%

     Gross profit for the three months ended September 30, 2008 increased 55.9%, while gross profit as a percentage of net sales, or gross profit margin, increased from 29.4% to 30.0%. The increase in gross profit margin was due to the continued strategic change to higher margin products and a decrease in obsolete and scrap inventory, partially offset by correction of prior period errors relating to intercompany profit in inventory elimination and by an increase in freight expense due to the use of air freight to ensure timely arrival of imports for product launches. The acquisition of Saitek did not have a material impact on gross profit margin, as the Saitek and Mad Catz products have similar gross profit margins.

     Gross profit for the six months ended September 30, 2008 increased 64.2%, while gross profit as a percentage of net sales, increased from 30.6% to 32.3%. The increase in gross profit margin was due to the continued strategic change to higher margin products, the release of a sales reserve relating to a Saitek customer due to a change in the vendor agreement which occurred in April 2008, decreased distribution costs and decreased freight expense, which was due to a higher mix of direct imports to customers and renegotiated shipping rates, offset in part by an increase in air freight. These increases were partially offset by an increase in royalty and license expenses, mainly due to the increase in sales of licensed products, the correction of prior period errors relating to intercompany profit in inventory elimination and a reduction in vendor credits received due to a decrease in goods returned to vendors in fiscal 2009. We expect the gross profit margins to remain in the current range, although the gross profit margins may fluctuate due to factors such as changes in product mix.
     Operating Expenses
     Operating expenses for the three and six months ended September 30, 2008 and 2007 were as follows (in thousands):

	Three months ended September 30,
		% of Net		% of Net	$	%
	2008	Sales	2007	Sales	Change	Change
Sales and marketing	$3,835	14.9%	$1,946	11.5%	$1,889	97.1%
General and administrative	3,630	14.1%	1,477	8.8%	2,153	145.8%
Research and development	475	1.8%	299	1.8%	176	58.9%
Amortization	602	2.3%	—	—	602	N/A

Total operating expenses	$8,542	33.1%	$3,722	22.1%	$4,820	129.5%

	Six months ended September 30,
		% of Net		% of Net	$	%
	2008	Sales	2007	Sales	Change	Change
Sales and marketing	$6,965	14.2%	$3,679	11.7%	$3,286	89.3%
General and administrative	8,405	17.2%	4,277	13.6%	4,128	96.5%
Research and development	938	1.9%	613	2.0%	325	53.0%
Amortization	1,214	2.5%	—	—	1,214	N/A

Total operating expenses	$17,522	35.8%	$8,569	27.3%	$8,953	104.5%

     Sales and Marketing. Sales and marketing expenses consist primarily of payroll, commissions, participation at trade shows and travel costs for our worldwide sales and marketing staff, advertising expense and costs of operating our websites. The increase in sales and marketing expenses for the three and six months ended September 30, 2008 is primarily due to the Saitek acquisition, which accounted for approximately 67% and 65%, respectively, of the change, as well as higher compensation expense, in part due to additional headcount exclusive of the Saitek acquisition. Going forward, we expect these expenses as a percentage of our sales to decline as we increase our sales.
     General and Administrative. General and administrative expenses include salaries and benefits for our executive and administrative personnel, facilities costs and professional services, such as legal and accounting. The largest component of the increase in general and administrative expenses for the three and six months ended September 30, 2008 is due to the Saitek acquisition, which accounted for approximately 49% and 52%, respectively. Also contributing to the increase were higher audit fees due to the incremental work required with the addition of the five Saitek entities, as well as higher consulting fees related to our post-acquisition integration of the Saitek acquisition. Going forward, we expect these expenses as a percentage of our sales to decline as we increase our sales.
     Research and Development. Research and development expenses include the costs of developing and enhancing new and existing products. The increase in research and development expenses relates primarily to the Saitek acquisition. We expect research and development expenses to remain at their current levels for the foreseeable future.
     Amortization. Amortization expenses consist of the amortization of the acquired intangible assets from Saitek and Joytech. These acquisitions occurred in the third and second quarters of fiscal 2008, respectively.

Interest Expense, Foreign Exchange Gain and Other Income
     Interest expense, foreign exchange gain and other income for the three and six months ended September 30, 2008 and 2007 were as follows (in thousands):

	Three months ended September 30,
		% of Net		% of Net	$	%
	2008	Sales	2007	Sales	Change	Change
Interest expense	$(525)	2.0%	$(110)	0.7%	$415	377.3%
Foreign exchange gain (loss)	$(101)	0.4%	$307	1.8%	$(408)	(132.9)%
Other income	$82	0.3%	$60	0.4%	$22	36.7%

	Six months ended September 30,
		% of Net		% of Net	$	%
	2008	Sales	2007	Sales	Change	Change
Interest expense	$(992)	2.0%	$(209)	0.7%	$783	374.6%
Foreign exchange gain (loss)	$(173)	0.4%	$336	1.1%	$(509)	(151.5)%
Other income	$218	0.5%	$151	0.5%	$67	44.4%
     The increase in interest expense during the three and six months ended September 30, 2008 over the same periods in the prior year is attributable to an increase in total debt outstanding attributable to financing the Saitek acquisition.
     The foreign exchange losses in the three and six months ended September 30, 2008 compared to the foreign exchange gains for the same periods in the prior year are due primarily to the rise in value of the U.S. dollar versus the Great British Pound and the Euro during the three and six months ended September 30, 2008 in contrast to the decline in value of the U.S. dollar versus these currencies in the comparable periods in the prior year. The losses in the three and six months ended September 30, 2008 primarily relate to the revaluation of intercompany payables arising from product purchases at our foreign subsidiaries.
     Other income primarily consists of advertising income from our GameShark.com website, royalties paid by an unrelated third party to distribute our products in Australia, and for the three and six months ended September 30, 2008, certain miscellaneous income recorded by Saitek. The increase in other income is due primarily to the acquisition of Saitek.
Income Tax Expense (Benefit)
     Income tax expense (benefit) for the three and six months ended September 30, 2008 and 2007 was as follows (in thousands):

	Three months ended September 30,
		Effective		Effective	$	%
	2008	Tax Rate	2007	Tax Rate	Change	Change
Income tax expense (benefit)	$(124)	9.1%	$616	41.4%	$(740)	(120.1)%

	Six months ended September 30,
		Effective		Effective	$	%
	2008	Tax Rate	2007	Tax Rate	Change	Change
Income tax expense (benefit)	$(633)	23.9%	$651	48.6%	$(1,284)	(197.2)%
     Our effective tax rate is a blended rate for different jurisdictions in which we operate. Our effective tax rate can significantly fluctuate period to period depending on the composition of our taxable income or loss between the various jurisdictions in which we do business, including our Canadian parent and specific Saitek subsidiaries, for which we provide full valuation allowances against their losses. The changes in effective tax rates in the three and six months ended September 30, 2008 versus the same periods in the prior year are due to the composition of our taxable income between jurisdictions as well as discrete items recorded in the first and second quarters of fiscal 2009. Our discrete items primarily consisted of the release of our valuation allowance for our Saitek U.S. entity in conjunction with our merger of this entity into Mad Catz, Inc. in the first quarter, and the release of our valuation allowance for our Saitek UK entity, in conjunction with our merger of this entity into Mad Catz Europe in the second quarter.

Liquidity and Capital Resources
Sources of Liquidity

	As of and for the
	six months ended
	September 30,
(in thousands)	2008	2007	Change
Cash	$2,638	$3,022	$(384)

Percentage of total assets	2.7%	5.3%
Cash used in operating activities	$(5,068)	$(2,093)	$(2,975)
Cash used in investing activities	(850)	(3,519)	2,669
Cash provided by financing activities	3,131	5,970	(2,839)
Effects of foreign exchange on cash	195	314	(119)

Net increase (decrease) in cash	$(2,592)	$672	(3,264)

     At September 30, 2008, available cash was approximately $2.6 million compared to cash of approximately $5.2 million at March 31, 2008 and $3.0 million at September 30, 2007. Our primary sources of liquidity include a revolving line of credit (as discussed below under Cash Flows from Financing Activities), cash on hand at the beginning of the year and cash flows generated from operations during the year.
Cash Flows from Operating Activities
     Our cash flows from operating activities have typically included the collection of customer receivables generated by the sale of our products, offset by payments to vendors for materials and manufacture of our products. For the six months ended September 30, 2008, cash used in operating activities was $5.1 million compared to cash used of $2.1 million for the six months ended September 30, 2007. Cash used in operations for the six months ended September 30, 2008 primarily resulted from an increase in accounts receivable due to increased sales for the six months following the acquisition of Saitek and the increase of inventories due to the build-up in preparation for the peak annual sales season, partially offset by the correlating increase in accounts payable for the inventory build-up. Cash used in operations 2007 primarily reflects a decrease in accounts payable and an increase in inventory, partially offset by a decrease in accounts receivable. We are focused on effectively managing our overall liquidity position by continuously monitoring expenses and managing our accounts receivable collection efforts.
     Due to the seasonality of our business, we typically experience a large build-up in inventories during our second fiscal quarter ending September 30th with corresponding increases in accounts payable and our bank loan balance. These increases are in anticipation of the holiday selling season, which occurs during our third fiscal quarter ending December 31st. During the third quarter our inventories decrease and accounts receivable increases as a result of the annual holiday selling. A large percentage of our annual revenue is generated during the third quarter. During our fourth quarter ending March 31st, the sales cycle completes with decreases in accounts receivable, accounts payable and bank loan and net increase in cash. We forecast the expected demand for the holiday selling season months in advance to ensure adequate quantities of inventory. Our sales people forecast holiday sales based on information that we receive from our major customers as to expected product purchases for the holiday season. If demand does not meet expectations, the result will be excess inventories, reduced sales and the overall effect could result in a reduction to cash flows from operating activities following payment of accounts payable.
Cash Flows from Investing Activities
     Cash used in investing activities was $0.9 million during the six months ended September 30, 2008 and $3.5 million during the six months ended September 30, 2007. Investing activities typically consist of capital expenditures to support our operations and were made up primarily of production molds, computers and machinery and equipment. In fiscal year 2008, an additional $3.3 million of net cash was used to acquire the Joytech assets.
Cash Flows from Financing Activities
     Cash provided by financing activities was $3.1 million for the six months ended September 30, 2008 compared to cash provided of $6.0 million for the six months ended September 30, 2007. Cash provided by financing activities during the six months ended September 30, 2008 was a result of increased borrowings of $3.1 million under our line of credit and $56,000 proceeds from the exercise of stock options. For the six months ended September 30, 2007, we increased our bank loan borrowing by approximately $3.0 million for the Joytech asset acquisition.

     We maintain a Credit Facility with Wachovia Capital Finance Corporation (Central) (“Wachovia”) to borrow up to $35 million under a revolving line of credit subject to the availability of eligible collateral (accounts receivable and inventories), which changes throughout the year. The line of credit accrues interest on the daily outstanding balance at the U.S. prime rate plus 0.25% per annum. This facility expires on October 30, 2009. At September 30, 2008 the interest rate was 5.25%. We are also required to pay a monthly service fee of $1,000 and an unused line fee equal to 0.25% of the unused portion of the loan. Borrowings under the Credit Facility are secured by a first priority interest in the inventories, equipment, accounts receivable and investment properties of Mad Catz, Inc. and by a pledge of all of the capital stock of our subsidiaries and is guaranteed by us. We are required to meet a quarterly covenant based on our net income before interest, taxes, depreciation and amortization (EBITDA). We were in compliance with this covenant as of September 30, 2008.
     In October 2008 Wells Fargo announced that it was purchasing Wachovia and that the transaction would be completed by the end of the year.  To date we have not experienced any difficulties related to this transition, and we currently do not anticipate any material future impact to our ability to draw funds under our existing line of credit.
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
Contractual Obligations and Commitments
     There have been no material changes to our contractual obligations from the information provided in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, included in our Annual Report on Form 10-K for the fiscal year ended March 31, 2008, except as discussed below.
     During the quarter ended September 30, 2008, we issued an unsecured note payable to The Winkler Atlantic Trust for $847,000, due on August 1, 2011 including accrued interest, which bears interest at 7% per annum compounded annually.
     Effective September 1, 2008, we extended our building lease of our company headquarters for five years, expiring September 30, 2013. As of September 30, 2008 our total future minimum lease payments under this lease renewal approximate $1.7 million.
     As of September 30, 2008 and March 31, 2008, we did not have any relationships with unconsolidated entities or financial parties, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As such, we are not exposed to any financing, liquidity, market, or credit risk that could arise if we had engaged in such relationships.
EBITDA
     EBITDA, a non-GAAP financial performance measure, represents net income (loss) before interest, taxes, depreciation and amortization. EBITDA is not intended to represent cash flows for the period, nor is it being presented as an alternative to operating income or net income as an indicator of operating performance and should not be considered in isolation or as a substitute for measures of performance prepared in accordance with generally accepted accounting principles. As defined, EBITDA is not necessarily comparable to other similarly titled captions of other companies due to potential inconsistencies in the method of calculation. We believe, however, that in addition to the performance measures found in our financial statements, EBITDA is a useful financial performance measurement for assessing our operating performance. Our management uses EBITDA as a measurement of operating performance in comparing our performance on a consistent basis over prior periods, as it removes from operating results the impact of our capital structure, including the interest expense resulting from our outstanding debt, and our asset base, including depreciation and amortization of our capital and intangible assets. In addition, EBITDA is an important measure for our lender. We calculate EBITDA as follows (in thousands):

	Three months ended		Six months ended
	September 30,		September 30,
	2008	2007	2008	2007
Net income (loss)	$(1,239)	$872	$(2,016)	$690
Adjustments:
Interest expense	525	110	992	209
Income tax expense (benefit)	(124)	616	(633)	651
Depreciation and amortization	1,063	436	2,165	884

EBITDA	$225	$2,034	$508	$2,434

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
     In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS No. 162”). This statement identifies the sources of accounting principles and framework for selecting the principles to be used in the preparation of financial statements of non-governmental entities that are presented in conformity with generally accepted accounting principles in the United States. We do not expect that the adoption of SFAS No. 162 will have a material impact on our consolidated financial statements.
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
Forward-Looking Statements
     Certain statements in this Quarterly Report on Form 10-Q are not historical fact and constitute “forward-looking statements” within the meaning of Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended and constitute forward-looking information under applicable Canadian securities legislation (collectively “forward-looking statements”). These forward-looking statements may address, among other things, our strategy for growth, business development, market and competitive position, financial results, expected revenue, expense levels in the future and the sufficiency of our existing assets to fund future operations and capital spending needs. These statements relate to our expectations, hopes, beliefs, anticipations, commitments, intentions and strategies regarding the future, and may be identified by the use of words or phrases such as “believe,” “expect,” “anticipate,” “should,” “plan,” “estimate,” and “potential,” among others. Specifically this document contains forward-looking statements regarding, among other things, the seasonal fluctuations in our sales, inventories, receivables, payables and cash; the impact of currency exchange rate fluctuations; the implementation of plans to remediate weaknesses in financial reporting internal controls; the impact of customer marketing and incentive programs on our revenues and expenses; the adequacy of our allowances for uncollectible accounts; the effectiveness of the methodology and assumptions used to value inventory; and that sufficient funds will be available to satisfy our operating needs for the next twelve months.
     The forward-looking statements contained herein reflect management’s current beliefs and expectations and are based on information currently available to management, as well as its analysis made in light of its experience, perception of trends, current conditions, expected developments and other factors and assumptions believed to be reasonable and relevant in the circumstances. These assumptions include, but are not limited to: continuing demand by consumers for videogames and videogame accessories; continuing financial viability of our largest customers; continuing access to capital to finance our working capital requirements; and continuing open trade with China, where the preponderance of our products are manufactured. Forward-looking statements are not guarantees of performance and are subject to important factors and events that could cause our actual business, prospects and results of operations to differ materially from the historical information contained in this Form 10-Q, and from those that may be expressed or implied by the forward-looking statements. Readers are cautioned that actual results could differ materially from the anticipated results or other expectations expressed in these forward-looking statements for the reasons detailed in Part I — Item 1A. — Risk Factors of our most recent Annual Report on Form 10-K, and herein in Part II Other Information — Item 1A. We believe that many of the risks detailed in our other SEC filings are part of doing business in the industry in which we operate, and will likely be present in all periods reported. The fact that certain risks are endemic to the industry does not lessen their significance. The forward-looking statements contained in this report are made as of the date of this report and we assume no obligation to update them or to update the reasons why actual results could differ from those projected in such forward-looking statements.

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
     For the second quarter of fiscal 2009, our management, with the participation of our chief executive officer and our chief financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of September 30, 2008. Based on that evaluation, our chief executive officer and our chief financial officer concluded that as of such date, our disclosure controls and procedures were not effective in ensuring that information required to be disclosed by us in the reports that we file under the Exchange Act is recorded, processed, summarized and reported within the time period specified in the rules and forms of the Securities and Exchange Commission.
     This conclusion was based on management’s determination that the material weakness related to our financial reporting process described in our Annual Report on Form 10-K for the year ended March 31, 2008 was not remediated as of September 30, 2008. Specifically, our management determined that (i) application of our policies and procedures did not include adequate management review of manually prepared schedules and (ii) our consolidation process is manually intensive and includes a significant amount of top-sided journal entries. Management concluded that this material weakness largely resulted from the excessively manual-intensive nature of our consolidation process, exacerbated by insufficient resources relating to the incremental reporting requirements resulting from the acquisition of Saitek in November 2007, and the ensuing integration of the financial operations of the five Saitek operating companies, including the need to develop controls and procedures consistent with public company standards for U.S. GAAP reporting in the Saitek operating entities, which previously were not subject to such reporting requirements. We have developed and started to implement a plan to remediate this material weakness.
Changes in Internal Control over Financial Reporting
     There has been no change in our internal control over financial reporting during the quarter ended September 30, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting other than the steps taken by us to remediate the material weakness described in our Annual Report on Form 10-K for the year ended March 31, 2008, relating to our financial reporting process.
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
     Notwithstanding our continued remediation efforts, based on a number of factors, including the performance of additional procedures performed by our management designed to ensure the reliability of our financial reporting, our Chief Executive Officer and Chief Financial Officer believe that there are no associated uncertainties and trends related to the material weakness and the consolidated condensed financial statements included with this Quarterly Report on Form 10-Q fairly present, in all material respects, our financial position, results of operations, and cash flows as of the dates, and for the periods, presented, in conformity with U.S. GAAP.

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
We have a substantial amount of goodwill on our balance sheet that may have the effect of decreasing our earnings or increasing our losses in the event that we are required to recognize an impairment charge to goodwill.
     As of September 30, 2008, we had $32.5 million of unamortized goodwill on our balance sheet, which represents the excess of the total purchase price of our acquisitions over the fair value of the net assets acquired. At September 30, 2008, goodwill represented 33% of our total assets.
     SFAS No. 142, Goodwill and Other Intangible Assets (“SFAS No. 142”), requires that goodwill not be amortized but rather that it be reviewed annually for impairment. In the event impairment is identified, a charge to earnings would be recorded. Although an impairment charge to earnings for goodwill would not affect our cash flow, it would decrease our earnings or increase our losses, as the case may be, and our stock price could be adversely affected.
     We performed the most recent annual goodwill impairment test at the end of fiscal year 2008 and determined that there was no impairment. Given the current economic conditions and volatility of the stock markets, we evaluated whether a triggering event had occurred in the quarter ended September 30, 2008. Based on the facts and circumstances known to us, including our financial results for the six months ended September 30, 2008 as compared to forecasted results, we determined that a triggering event had not occurred. Furthermore, we generate a substantial percentage of its net sales in the last three months of every calendar year, our fiscal third quarter. During the third quarter of fiscal 2009, we will assess to determine if a triggering event has occurred, and if required, will perform the first step of the goodwill impairment test in accordance with SFAS No. 142. The assessment will consider our actual performance during the upcoming retail holiday season, among other considerations. If a triggering event is determined to have occurred, and the results of the first step of the impairment test indicates an impairment exists, we will proceed to the second step of the goodwill impairment test, which would result in a goodwill impairment charge in our consolidated financial statements.
Current economic, political and market conditions may adversely affect our revenue growth and operating results.
     Our revenue and profitability are affected by global business and economic conditions, including the current crisis in the credit markets, particularly in the United States and Europe. Downturns in the global economy could have a significant impact on demand for our products. In a poor economic environment there is a greater likelihood that more of our customers could become delinquent on their obligations to us or go bankrupt, which, in turn, could result in a higher level of charge-offs and provision for credit losses, all of which would adversely affect our earnings. Uncertainty created by the long-term effects of volatile oil prices, the global economic slowdown, continuation of the global credit crisis, the war in the Middle East, terrorist activities, potential pandemics, natural disasters and related uncertainties and risks and other geopolitical issues may impact the purchasing decisions of current or potential customers. Because of these factors, we believe the level of demand for our products and services, and projections of future revenue and operating results, will continue to be difficult to predict. If economic conditions in the United States and other key markets deteriorate further or do not show improvement, we may experience material adverse impacts to our business and operating results.
     On November 10, 2008, Circuit City Stores, Inc., a customer representing less than 5% of our sales, filed for Chapter 11 bankruptcy.  We do not believe this filing will have a material adverse impact on us.
Funding for our future growth may depend upon obtaining new financing, which may be difficult to obtain given prevalent economic conditions and the general credit crisis.
     To accommodate our expected future growth, we may need funding in addition to cash provided from current operations and continued availability under our Credit Facility provided by Wachovia Capital Finance Corporation (Central).  Our ability to obtain additional financing may be constrained by current economic conditions affecting global financial markets.  Specifically, the recent credit crisis and other related trends affecting the banking industry have caused significant operating losses and bankruptcies throughout the banking industry.  Many lenders and institutional investors have ceased funding even the most credit-worthy borrowers.  If we are unable to obtain additional financing, we may be unable to take advantage of opportunities with potential business partners or new products, to finance our existing operations or to otherwise expand our business as planned.

 Item 4. Submission of Matters to a Vote of Security Holders
     We held an Annual Meeting of Shareholders on September 29, 2008. The matters voted upon at the meeting included (a) the election of four directors to our Board of Directors, and (b) the appointment of KPMG LLP as our Independent Registered Public Accounting Firm and Auditor and the authorization of the Board of Director to approve the Independent Registered Public Accounting Firm and Auditor’s remuneration. The votes cast with respect to these matters were as follows:
1.	Election of Directors

	For	Withheld	Invalid	Non-Votes
Thomas R. Brown	13,202,122	805,320	0	0
Darren Richardson	12,582,505	1,424,937	0	0
Robert J. Molyneaux	13,193,226	814,216	0	0
William Woodward	13,194,322	813,120	0	0
2.	Proposal to appoint KPMG LLP as our Independent Registered Public Accounting Firm and Auditor and to authorize the Board of Director to approve the Independent Registered Public Accounting Firm and Auditor’s remuneration.

For	Withheld	Invalid	Non-Votes
13,779,526	227,916	0	0
Item 6. Exhibits

31.1	Certification of Registrant’s Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Registrant’s Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Registrant’s Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002. This certification is being furnished solely to accompany this Quarterly Report on Form 10-Q and is not being filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and is not to be incorporated by reference into any filing of the Company.

32.2	Certification of Registrant’s Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002. This certification is being furnished solely to accompany this Quarterly Report on Form 10-Q and is not being filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and is not to be incorporated by reference into any filing of the Company.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MAD CATZ INTERACTIVE, INC.
November 17, 2008	/s/ Darren Richardson
Darren Richardson
President and Chief Executive Officer

November 17, 2008	/s/ Stewart A. Halpern
Stewart A. Halpern
Chief Financial Officer