Form 10-Q
period 2008-12-31
MAD CATZ INTERACTIVE INC
filed 2009-02-17
CIK 1088162

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended December 31, 2008
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
There were 55,098,549 shares of the registrant’s common stock issued and outstanding as of January 31, 2008.

MAD CATZ INTERACTIVE, INC.
FORM 10-Q
FOR THE PERIOD ENDED DECEMBER 31, 2008

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
MAD CATZ INTERACTIVE, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands of U.S. dollars, except share data)
(unaudited)

	December 31,	March 31,
	2008	2008
Assets
Current assets:
Cash	$2,961	$5,230
Accounts receivable, net of allowances of $7,505 and $4,514 at December 31, 2008 and March 31, 2008, respectively	31,020	14,567
Other receivables	1,033	583
Inventories	21,459	20,554
Deferred tax assets	1,753	1,591
Prepaid expense and other current assets	1,156	1,369

Total current assets	59,382	43,894
Deferred tax assets	4,623	978
Other assets	717	324
Property and equipment, net	1,923	2,101
Intangible assets, net	6,069	8,320
Goodwill	4,529	35,704

Total assets	$77,243	$91,321

Liabilities and Shareholders’ Equity
Current liabilities:
Bank loan	$22,500	$11,470
Accounts payable	21,429	16,280
Accrued liabilities	7,889	6,859
Convertible notes payable, current portion	4,500	—
Income taxes payable	465	496

Total current liabilities	56,783	35,105
Convertible notes payable	10,000	14,500
Note payable	847	—
Other long-term liabilities	1,018	401

Total liabilities	68,648	50,006
Shareholders’ equity:
Common stock, no par value, unlimited shares authorized; 55,098,549 and 54,973,549 shares issued and outstanding at December 31, 2008 and March 31, 2008, respectively	48,112	47,717
Accumulated other comprehensive income	(1,267)	2,923
Accumulated deficit	(38,250)	(9,325)

Total shareholders’ equity	8,595	41,315

Total liabilities and shareholders’ equity	$77,243	$91,321

See accompanying notes to condensed consolidated financial statements.

MAD CATZ INTERACTIVE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)
(in thousands of U.S. dollars, except share data)

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2008	2007	2008	2007
Net sales	$40,817	$34,274	$89,872	$65,704
Cost of sales	30,269	21,613	63,307	43,411

Gross profit	10,548	12,661	26,565	22,293
Operating expenses:
Sales and marketing	3,851	3,296	10,816	6,975
General and administrative	3,783	3,102	12,307	7,379
Research and development	223	366	1,161	980
Goodwill impairment	28,513	—	28,513	—
Amortization of intangible assets	597	374	1,811	374

Total operating expenses	36,967	7,138	54,608	15,708

Operating income (loss)	(26,419)	5,523	(28,043)	6,585
Interest expense, net	(521)	(372)	(1,512)	(581)
Foreign exchange gain, net	1,032	251	859	587
Other income	112	177	251	328

Income (loss) before income taxes	(25,796)	5,579	(28,445)	6,919
Income tax expense	1,113	2,269	480	2,919

Net income (loss)	$(26,909)	$3,310	$(28,925)	$4,000

Basic net income (loss) per share	$(0.49)	$0.06	$(0.53)	$0.07

Diluted net income (loss) per share	$(0.49)	$0.06	$(0.53)	$0.07

Weighted average shares — basic	55,098,549	54,973,549	55,085,822	54,767,883

Weighted average shares — diluted	55,098,549	55,949,760	55,085,822	55,858,459

See accompanying notes to condensed consolidated financial statements.

MAD CATZ INTERACTIVE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(in thousands of U.S. dollars)

	Nine Months Ended
	December 31,
	2008	2007
Cash flows from operating activities:
Net income (loss)	$(28,925)	$4,000
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Depreciation and amortization	3,138	1,788
Amortization of deferred financing fees	56	25
Foreign exchange gain	—	(1,041)
Goodwill impairment	28,513	—
Provision (benefit) for deferred income taxes	(298)	1,278
Stock-based compensation	339	250
Changes in operating assets and liabilities, net of acquisition:
Accounts receivable	(19,024)	(9,146)
Other receivables	(386)	856
Inventories	(1,024)	(744)
Prepaid expense and other current assets	184	933
Other assets	(36)	(44)
Accounts payable	4,469	5,313
Accrued liabilities	1,334	(149)
Income taxes payable	(35)	433

Net cash used in operating activities	(11,695)	3,752

Cash flows from investing activities:
Purchases of property and equipment	(1,127)	(760)
Cash paid for Joytech acquisition	—	(2,983)
Cash paid for Saitek acquisition	—	(10,214)

Net cash used in investing activities	(1,127)	(13,957)

Cash flows from financing activities:
Proceeds from stock option exercises	56	345
Proceeds from bank loan, net	11,030	17,812

Net cash provided by financing activities	11,086	18,157

Effects of foreign exchange on cash	(533)	(9)

Net increase (decrease) in cash	(2,269)	7,943
Cash, beginning of period	5,230	2,350

Cash, end of period	$2,961	$10,293

Supplemental cash flow information:
Income taxes paid	$569	$295

Interest paid	$589	$235

Supplemental disclosure of non-cash investing and financing activities:
Lease incentives recorded as deferred rent	$109	$—

Note payable issued for final Saitek acquisition working capital purchase price adjustment	$847	$14,500

Fair value of assets acquired in Joytech and Saitek acquisitions:
Accounts receivable and other current assets	$—	$13,135
Other assets	—	899
Inventories	—	7,902
Assumed liabilities	—	(13,221)
Intangible assets	—	8,132
Goodwill	—	18,092

	$—	$34,939

See accompanying notes to condensed consolidated financial statements.

MAD CATZ INTERACTIVE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(1) Basis of Presentation
     The condensed consolidated balance sheets and related condensed consolidated statements of operations and cash flows contained in this Quarterly Report on Form 10-Q, which are unaudited, include the accounts of Mad Catz Interactive, Inc. (the “Company”) and its wholly-owned subsidiaries. Intercompany balances and transactions have been eliminated in consolidation. In the opinion of management, all entries necessary for a fair presentation of such condensed consolidated financial statements have been included. These entries consisted only of normal recurring items. The results of operations for the interim period are not necessarily indicative of the results to be expected for any other interim period or for the entire fiscal year. The Company generates a substantial percentage of net sales in the last three months of every calendar year, the Company’s third fiscal quarter. Also, results for the three and nine months ended December 31, 2008 are not comparable to the same period in the prior year because the Company completed two acquisitions in fiscal 2008. The Company acquired the assets of Joytech in September 2007, and acquired Winkler Atlantic Holdings Limited (referred to as Saitek) in November 2007. See Note (3), Fiscal 2008 Acquisitions.
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
(2) Fair Value Measurements
     Effective April 1, 2008, the Company adopted the Statement of Financial Accounting Standards (“SFAS”) No. 157, Fair Value Measurements (“SFAS No. 157”). SFAS No. 157 defines fair value, establishes a framework for measuring fair value using generally accepted accounting principles, and expands disclosures related to fair value measurements. SFAS No. 157 does not expand the use of fair value in any new circumstances. Subsequent to the issuance of SFAS No. 157, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position 157-2 (“FSP 157-2”). FSP 157-2 delayed the effective date of the application of SFAS No. 157 to fiscal years beginning after November 15, 2008 for all nonfinancial assets and nonfinancial liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis. Therefore, the Company adopted SFAS No. 157 for our financial assets and liabilities only in fiscal 2009. As the Company does not have any financial assets or liabilities that are recorded at fair value on a recurring basis, the adoption of SFAS No. 157 did not have an impact on the Company’s consolidated financial statements. The Company will adopt FSP 157-2 as of April 1, 2009 and management is currently evaluating the impact of this pronouncement on the consolidated financial statements.
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

     Activities related to the WAHL acquisition restructuring plan are as follows for the nine months ended December 31, 2008 (in thousands):

	Severance	Lease Exit	Total
Balance at March 31, 2008	$830	$80	$910
Payments	(786)	(80)	(866)
Reversals	(44)	(0)	(44)

Balance at December 31, 2008	$0	$0	$0

Pro forma information
     The accompanying condensed consolidated statement of operations for the three and nine months ended December 31, 2008 includes the operations of Saitek for the entire period. Assuming the acquisition of Saitek had occurred on April 1, 2007, the pro forma unaudited results of operations for the three and nine months ended December 31, 2007 would have been as follows (in thousands):

	Three Months Ended	Nine Months Ended
	December 31,	December 31,
	2007	2007
Revenue	$46,226	$91,086
Net income	2,358	1,275
Net income per share — basic and diluted	$0.04	$0.02
     The above pro forma unaudited results of operations do not include pro forma adjustments relating to costs of integration or post-integration cost reductions that were incurred or realized by the Company in excess of actual amounts incurred or realized through December 31, 2007.
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
     The following table presents the total stock-based compensation expense, related to all of the Company’s stock options, recognized for the three and nine months ended December 31, 2008 and 2007 (in thousands):

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2008	2007	2008	2007
Stock-based compensation expense before tax	$178	$202	$339	$250
Related income tax benefits	—	—	—	—

Stock-based compensation expense, net of tax	$178	$202	$339	$250

     As of December 31, 2008, there was $1,648,000 of total unrecognized compensation cost, net of estimated forfeitures, related to non-vested stock options. The Company expects to recognize such costs over a weighted average period of 3.0 years.

     A summary of option activity as of December 31, 2008 and changes during the nine months then ended is presented as follows:

		Weighted-
		Average
Stock options outstanding:	Options	Exercise Price
Balance at April 1, 2008	3,835,334	$0.80
Options granted	3,925,000	$0.46
Options exercised	(125,000)	$0.45
Options expired/cancelled	(233,785)	$0.91

Balance at December 31, 2008	7,401,549	$0.59

Exercisable at December 31, 2008	2,399,552	$0.64

(5) Inventories
     Inventories consist of the following (in thousands):

	December 31,	March 31,
	2008	2008
Raw materials	$898	$816
Finished goods	20,561	19,738

Inventories	$21,459	$20,554

(6) Goodwill
     A rollforward of Goodwill from March 31, 2008 to December 31, 2008 is as follows (in thousands):

Goodwill at March 31, 2008	$35,704
Purchase price adjustments	(2,662)
Goodwill impairment	(28,513)

Goodwill at December 31, 2008	4,529

     Goodwill decreased from $35.7 million at March 31, 2008 to $4.5 million at December 31, 2008 due to a goodwill impairment charge of $28.5 million recorded in the quarter ended December 31, 2008 discussed below and the following four purchase accounting adjustments recorded in 2008. First, the Saitek working capital purchase price adjustment finalized in the quarter ended September 30, 2008, as discussed in Note (3), Fiscal 2008 Acquisitions, resulted in an increase to goodwill of $847,000 during the quarter ended September 30, 2008. Second, as a result of the integration of Saitek UK into Mad Catz Europe in the quarter ended September 30, 2008, the Company reversed the valuation allowance of $3.3 million that was recorded against Saitek UK’s deferred tax assets as of the date of the integration, and reduced goodwill in the amount of $3.4 million, which reflected the amount of Saitek UK’s deferred tax assets that existed as of the date of the Saitek acquisition. Third, as a result of the integration of Saitek Industries Ltd, Inc. (“Saitek U.S.”) into Mad Catz, Inc. in the quarter ended June 30, 2008, the Company reversed the valuation allowance of $915,000 that was recorded against Saitek U.S.’ deferred tax assets as of the date of the integration, and reduced goodwill in the amount of $697,000, which reflected the amount of Saitek U.S.’ deferred tax assets that existed as of the date of the Saitek acquisition. Fourth, in the quarter ended December 31, 2008, upon the completion of a tax audit performed by the German taxation authorities, Saitek Germany’s deferred tax assets were reduced by $564,000 and goodwill was increased by the same amount.
     In accordance with SFAS No. 142, Goodwill and Other Intangible Assets (“SFAS No. 142”), the Company performs an annual impairment review at the reporting unit level during the fourth quarter of each fiscal year or more frequently if the Company believes indicators of impairment are present. SFAS No. 142 requires that goodwill and certain intangible assets be assessed for impairment using fair value measurement techniques. Specifically, goodwill impairment is determined using a two-step process. The first step of the goodwill impairment test is used to identify potential impairment by comparing the fair value of a reporting unit with its carrying amount, including goodwill. If the fair value of a reporting unit exceeds its carrying amount, goodwill of the reporting unit is considered not impaired and the second step of the impairment test is unnecessary. If the carrying amount of a reporting unit exceeds its fair value, the second step of the goodwill impairment test is performed to measure the amount of impairment loss, if any. The second step of the goodwill impairment test compares the implied fair value of the reporting unit’s goodwill with the carrying amount of that goodwill. If the carrying amount of the reporting unit’s goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to that excess. The Company determined that it has one reporting unit and we assess fair value based on a review of the Company’s market capitalization as well as a discounted cash flow model, for which the key assumptions include revenue growth, gross profit margins, operating expense trends and our weighted average cost of capital. Given the volatility of the Company’s stock price and market capitalization, which fluctuates significantly throughout the year, the Company does not believe that its market capitalization is necessarily the best indicator of the fair value of the Company at any moment in time. However, the Company does believe that market capitalization over a sustained period, when considered with other factors may be an appropriate indicator of fair value. Accordingly, given that the carrying amount of the Company’s reporting unit has exceeded its market capitalization over a sustained period, including our third fiscal quarter which is the Company’s strongest quarter due to the seasonality of the business, the Company determined that a triggering event had occurred in the quarter ended December 31, 2008.

     The Company completed the first step of its goodwill impairment test and has determined that the carrying amount of its reporting unit at December 31, 2008 exceeded its fair value on that date, and as a result, the Company has begun the process of determining the fair values of its identifiable tangible and intangible assets and liabilities for purposes of determining the implied fair value of its goodwill and any resulting goodwill impairment. As of the date of the filing of this Form 10-Q, the Company has not completed step two of this impairment analysis due to the limited time period from the first indication of potential impairment to the date of this filing and the complexities involved in estimating the fair values of certain assets and liabilities, in particular, long-lived tangible and intangible assets (including intangible assets that have not previously been recorded in the Company’s financial statements). SFAS No. 142 provides that in circumstances in which step two of the impairment analysis has not been completed, a company should recognize an estimated impairment charge to the extent that a company determines that it is probable that an impairment loss has occurred and such impairment loss can be reasonably estimated using the guidance provided in SFAS No. 5, Accounting for Contingencies. Based on the foregoing, the Company has recognized a goodwill impairment charge of $28.5 million during the quarter ended December 31, 2008, which represents management’s preliminary estimate of the goodwill impairment based on the fair value analysis completed to date. The Company has used the quoted market price of the Company’s common stock (market capitalization) as a basis for determining the fair value of the reporting unit. The Company expects to complete step two of the impairment analysis during the fourth quarter of fiscal 2009 and, to the extent that the completed analysis indicates goodwill impairment different from management’s preliminary estimate, the Company will recognize such change in its estimated impairment in the fourth quarter.
(7) Note Payable
     On August 1, 2008, the Company issued a note payable for approximately $847,000 payable to The Winkler Atlantic Trust. The note was issued in conjunction with the final working capital adjustment for the Saitek acquisition completed in November 2007. The note plus all accrued interest is due on August 1, 2011. The note is unsecured and bears interest at 7% per annum compounded annually. There was approximately $25,000 of long-term accrued interest recorded at December 31, 2008.
(8) Comprehensive Income (Loss)
     Comprehensive income (loss) for the three and nine months ended December 31, 2008 and 2007 consists of the following components (in thousands):

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2008	2007	2008	2007
Net income (loss)	$(26,909)	$3,310	$(28,925)	$4,000
Foreign Currency translation adjustment	(2,700)	(1,417)	(4,190)	(1,050)

Comprehensive income (loss)	$(29,609)	$1,893	$(33,115)	$2,950

     The foreign currency translation adjustments are not adjusted for income taxes as they relate to indefinite investments in non-U.S. subsidiaries, in accordance with APB 23 “Accounting for Income Taxes — Special Areas”.
(9) Basic and Diluted Net Income (Loss) per Share
     Basic earnings per share is calculated by dividing the net income or loss by the weighted average number of common shares outstanding during the reporting period. Diluted earnings per share includes the impact of potentially dilutive common stock-based equity instruments. Outstanding options to purchase 7,500,359 and 5,005,053 shares of the Company’s common stock for the three and nine months ended December 31, 2008, respectively, and 5,683,802 and 2,267,527 shares of the Company’s common stock for the three and nine months ended December 31, 2007, respectively, were excluded from the calculations of diluted net income (loss) per share as their effect was anti-dilutive. Additionally, weighted average shares of 10,098,150 and 10,794,704 related to the Company’s convertible notes payable were excluded from the diluted net income per share calculation for the three and nine months ended December 31, 2008, respectively, because of their anti-dilutive effect during the period.

     The following table sets forth the computation of basic and diluted net income (loss) per common share for the three and nine month periods ended December 31, 2008 and 2007 (in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2008	2007	2008	2007
Net income (loss)	$(26,909)	$3,310	$(28,925)	$4,000

Weighted average common shares outstanding—basic	55,099	54,974	55,086	54,768
Plus dilutive equity instruments	—	976	—	1,090

Weighted average common shares outstanding—diluted	55,099	55,950	55,086	55,858

Net income (loss) per common share—basic	$(0.49)	$0.06	$(0.53)	$0.07

Net income (loss) per common share—diluted	$(0.49)	$0.06	$(0.53)	$0.07

(10) Geographic Data
     The Company’s sales are attributed to the following geographic regions (in thousands):

	Three months ended		Nine months ended
	December 31,		December 31,
	2008	2007	2008	2007
Net sales:
United States	$23,956	$19,440	$51,069	$40,258
Europe	14,548	13,342	34,050	22,574
Canada	787	1,007	1,349	2,356
Other countries	1,526	485	3,404	516

	$40,817	$34,274	$89,872	$65,704

     Revenue is attributed to geographic regions based on the location of the customer. During the three and nine months ended December 31, 2008, one customer individually accounted for approximately 31% and 29% of the Company’s gross sales, respectively. During the three and nine months ended December 31, 2007, the same customer individually accounted for 33% and 36% of the Company’s gross sales, respectively.
(11) Leases
     During the quarter ended September 30, 2008, the Company renewed its lease for its corporate facilities in San Diego, California for an additional five years. The Company’s annual minimum rental payments under the lease renewal are approximately $162,000 for the year ending March, 31, 2009, $331,000 for the year ending March 31, 2010, $342,000 for the year ending March 31, 2011, $353,000 for the year ending March 31, 2012 and $364,000 for the year ending March 2013.
(12) Credit Facility, Liquidity and Subsequent Event
     The Company maintains a Credit Facility with Wachovia Capital Finance Corporation (Central) (“Wachovia”) to borrow up to $35 million under a revolving line of credit subject to the availability of eligible collateral (accounts receivable and inventories), which changes throughout the year. Borrowings under the Credit Facility are secured by a first priority interest in the inventories, equipment, accounts receivable and investment properties of Mad Catz, Inc. and by a pledge of all of the capital stock of the Company’s subsidiaries and is guaranteed by the Company. The Credit Facility contains a covenant requiring that the Company maintain an approved level of EBITDA (defined as net income before interest, taxes, depreciation and amortization) as of the end of each fiscal quarter on a trailing four fiscal quarter basis.
     At December 31, 2008, the Company was not in compliance with the minimum EBITDA covenant required in the Credit Facility. Wachovia has agreed to waive the covenant violation at December 31, 2008, and the Company is working with Wachovia to amend the Credit Facility to establish financial covenants that will apply to future periods in order to complete the waiver. The Company cannot make any assurance that it will be able to complete such amendment and waiver or that it will be able to satisfy the minimum EBITDA covenant or any additional financial covenants in future periods or, if the Company is unable to satisfy such covenants, that it will be able to obtain a waiver in future periods.
     If the Company is unable to agree with Wachovia on the terms of financial covenants under the Credit Facility for future periods and complete the waiver, the Company will be in default under the Credit Facility and Wachovia will be entitled to exercise its rights under the Credit Facility, including acceleration of all amounts outstanding under the Credit Agreement and foreclosure on the assets securing our obligations under the Credit Facility. In addition, if Wachovia takes action to enforce its security in any of the Company’s assets, then The Winkler Atlantic Trust will be entitled to accelerate amounts due under the promissory note issued by the Company in connection with the Saitek acquisition.
     The inability to borrow under the Credit Facility and/or the acceleration of indebtedness under the Credit Facility or the Winkler Note would materially adversely affect our financial position and operations, including our ability to fund currently anticipated working capital and capital expenditure needs. If either of these debts is accelerated, it is likely we will need to raise capital immediately. There can be no assurance that such funds will be available on favorable terms, or at all.

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
Overview
Our Business
     We design, manufacture (primarily through third parties in Asia), market and distribute accessories for all major videogame platforms, the PC and, to a lesser extent, the iPod and other audio devices. Our accessories are marketed primarily under the Mad Catz, Saitek, Joytech, GameShark and AirDrives brands; we also produce for selected customers a limited range of products which are marketed on a “private label” basis. Our products include videogame, PC and audio accessories, such as control pads, steering wheels, joysticks, memory cards, video cables, flight sticks, dance pads, microphones, car adapters, carry cases, mice, keyboards and headsets. We also market videogame enhancement products and publish videogames. In April 2008 we merged the Saitek U.S. entity into Mad Catz Inc., a Delaware corporation. In August 2008, we merged the Saitek U.K. entity into Mad Catz Europe Ltd., a corporation incorporated under the laws of England and Wales. In September 2008 we merged the Saitek Hong Kong entity into Mad Catz Interactive Asia Limited, a corporation incorporated under the laws of Hong Kong.
Economic Environment
     As a result of the national and global economic downturn, overall consumer spending has declined. Retailers globally have taken a more conservative approach in ordering inventory of our products. Historically, our industry has been resilient to economic recessions with sales being significantly influenced by technology drivers such as the introduction and widespread consumer adoption of new video game consoles. While the installed base of the Microsoft Xbox 360, the Sony PLAYSTATION 3 and the Nintendo Wii is expected to continue to grow significantly, we are cautious about our future sales in light of the current economic environment and the impact it has had on the retailers through which we sell our products to end users.
Comparability of Prior Year to Current Year due to Acquisitions
     Results for the nine months ended December 31, 2008 are not comparable to the same period in the prior year because we completed two acquisitions in fiscal 2008. We acquired the assets of Joytech in September 2007, and acquired Winkler Atlantic Holdings Limited (“Saitek”) in November 2007. The results of Saitek are included from its date of acquisition. See Note (3), Fiscal 2008 Acquisitions, to the Notes to the Condensed Consolidated Financial Statements describing the transactions.
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
Current Generation Consoles
     Our industry is cyclical and we believe it has transitioned to the current generation of game consoles, which began with the release of the Xbox 360 in November 2005 and continued with the North American releases of the PLAYSTATION 3 and Wii at the end of 2006. In fiscal 2008, we expanded our range of accessories compatible with the Xbox 360, PLAYSTATION 3 and Wii videogame consoles as well as continued to provide accessories to the significant installed base of current consoles in the marketplace. To date, our ability to release certain products on the new videogame consoles has been restricted by technological requirements related to certain first-party manufacturers successfully designing PC or console-based systems that do not operate with third-party accessories and successfully implementing technological barriers that prevent us from developing, manufacturing, marketing and distributing products for these new game platforms.

Potential Fluctuations in Foreign Currency
     During the first nine months of fiscal 2009, approximately 43% of total net sales was transacted outside of the United States. The majority of our international business is presently conducted in currencies other than the U.S. dollar. Foreign currency transaction gains and losses arising from normal business operations are credited to or charged against earnings in the period incurred. As a result, fluctuations in the value of the currencies in which we conduct our business relative to the U.S. dollar will cause currency transaction gains and losses, which we have experienced in the past and continue to experience. Due to the volatility of currency exchange rates, among other factors, we cannot predict the effect of exchange rate fluctuations upon future operating results. There can be no assurances that we will not experience currency losses in the future. To date we have not hedged against foreign currency exposure.
Material Weakness in our Internal Control over Financial Reporting
     We have made a determination that the material weakness related to our financial reporting process described in our Annual Report on Form 10-K for the year ended March 31, 2008 was not remediated as of December 31, 2008. Specifically, we determined that (i) application of our policies and procedures do not include adequate management review of manually prepared schedules and (ii) our consolidation process is manually intensive and includes a significant amount of top-sided journal entries. We concluded that this material weakness largely resulted from the excessively manual-intensive nature of our consolidation process, exacerbated by insufficient resources relating to the incremental reporting requirements resulting from the acquisition of Saitek in November 2007, and the ensuing integration of the financial operations of the five Saitek operating companies, including the need to develop controls and procedures consistent with public company standards for U.S. GAAP reporting in the Saitek operating entities, which previously were not subject to such reporting requirements. We have developed and are in the process of implementing a plan to remediate this material weakness, including the following steps:
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

     Our customer base is highly concentrated and a deterioration of a significant customer’s financial condition, or a decline in the general economic conditions could cause actual write-offs to be materially different from the estimated allowance. As of December 31, 2008, one customer represented 35% of total accounts receivable and another customer represented 9% of accounts receivable for a total of 44% of accounts receivable. The customers comprising the ten highest outstanding trade receivable balances accounted for approximately 72% of total accounts receivable at December 31, 2008. If any of these customer’s receivable balances should be deemed uncollectible, we would have to make adjustments to our allowance for doubtful accounts, which could have an adverse effect on our financial condition and results of operations in the period the adjustments are made.
     On November 10, 2008, Circuit City, a customer representing less than 5% of our sales, filed for Chapter 11 bankruptcy. We have assessed the impact of this filing on our business and accordingly have recorded charges to bad debt expense of $363,000 and $460,000 for the three and nine months ended December 31, 2008, respectively in relation to this account.
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
     We have not made any significant changes in the methodology used to establish our inventory reserves as reported during the past three fiscal years. However, in light of the recent economic environment, we are taking a refined approach in our assumptions about future demand for our products. We will continue to assess our assumptions about future demand for our products and update such assumptions, if necessary. However, if our estimates regarding market value are inaccurate, or changes in consumer demand affect specific products in an unforeseen manner, we may be exposed to additional increases in our inventory reserves that could be material.
Valuation of Goodwill
     In accordance with SFAS No. 142, Goodwill and Other Intangible Assets (“SFAS No. 142”), we perform an annual impairment review at the reporting unit level during the fourth quarter of each fiscal year or more frequently if we believe indicators of impairment are present. SFAS No. 142 requires that goodwill and certain intangible assets be assessed for impairment using fair value measurement techniques. Specifically, goodwill impairment is determined using a two-step process. The first step of the goodwill impairment test is used to identify potential impairment by comparing the fair value of a reporting unit with its carrying amount, including goodwill. If the fair value of a reporting unit exceeds its carrying amount, goodwill of the reporting unit is considered not impaired and the second step of the impairment test is unnecessary. If the carrying amount of a reporting unit exceeds its fair value, the second step of the goodwill impairment test is performed to measure the amount of impairment loss, if any. The second step of the goodwill impairment test compares the implied fair value of the reporting unit’s goodwill with the carrying amount of that goodwill. If the carrying amount of the reporting unit’s goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to that excess. We have determined that our Company has one reporting unit and we assess fair value based on a review of our market capitalization as well as a discounted cash flow model, for which the key assumptions include revenue growth, gross profit margins, operating expense trends and our weighted average cost of capital. Given the volatility of our stock price and market capitalization, which fluctuates significantly throughout the year, we do not believe that our market capitalization is necessarily the best indicator of the fair value of our Company at any moment in time. However, we do believe that market capitalization over a sustained period is an appropriate measure, and given that the carrying amount of our reporting unit has exceeded its market capitalization over a sustained period, including our most recent third fiscal quarter which is our strongest quarter due to seasonality of the business, we determined that a triggering event had occurred in the quarter ended December 31, 2008. Based on the foregoing, we have recognized a goodwill impairment charge of $28.5 million at December 31, 2008, which represents management’s preliminary estimate of the goodwill impairment based on the fair value analysis completed to date. We have used the quoted market price of our common stock (market capitalization) as a basis for determining the fair value of the reporting unit. We expect to complete step two of the impairment analysis during the fourth quarter of fiscal 2009 and, to the extent that the completed analysis indicates goodwill impairment different from management’s preliminary estimate, we will recognize such change in its estimated impairment in the fourth quarter.
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
RESULTS OF OPERATIONS
Net Sales
     From a geographical perspective, our net sales for the three and nine months ended December 31, 2008 and 2007 were as follows (in thousands):

	Three months ended December 31,				$	%
	2008	% of total	2007	% of total	Change	Change
United States	$23,956	59%	$19,440	57%	$4,516	23.2%
Europe	14,548	35%	13,342	39%	1,206	9.0%
Canada	787	2%	1,007	3%	(220)	(21.8)%
Other countries	1,526	4%	485	1%	1,041	214.6%

Consolidated net sales	$40,817	100%	$34,274	100%	$6,543	19.1%

	Nine months ended December 31,				$	%
	2008	% of total	2007	% of total	Change	Change
United States	$51,069	57%	$40,258	61%	$10,811	26.9%
Europe	34,050	38%	22,574	34%	11,476	50.8%
Canada	1,349	1%	2,356	4%	(1,007)	(42.7)%
Other countries	3,404	4%	516	1%	2,888	559.7%

Consolidated net sales	$89,872	100%	$65,704	100%	$24,168	36.8%

     For the three months ended December 31, 2008, consolidated net sales increased 19% as compared to the three month period ended December 31, 2007. Net sales in the third quarter of fiscal year 2009 increased primarily due to the Saitek acquisition, and to a lesser extent, the increase in sales relating to current generation platforms, particularly the Wii platform, which more than offset the decline in sales relating to prior generations’ and handheld platforms. The increased share of European and other country sales is due primarily to the Saitek acquisition. The acquisition of Saitek added sales in the new product group PC, which includes personal computer gaming products, input devices and other PC accessories.
     For the nine months ended December 31, 2008, consolidated net sales increased 37% as compared to the nine months ended December 31, 2007 primarily due to the Saitek acquisition, and to a lesser extent, the other factors discussed above. As most of the Saitek entities have been merged into Mad Catz entities, it is impractical to quantify the impact of its acquisition on the three and nine month periods.

     Our sales by product group as a percentage of gross sales for the three and nine months ended December 31, 2008 and 2007 were as follows:

	Three months ended
	December 31,
	2008	2007
PC	27%	15%
Xbox 360	21%	16%
Wii	17%	6%
Handheld Consoles(a)	9%	21%
PLAYSTSTION 3	5%	11%
PLAYSTATION 2	3%	12%
GameCube	2%	6%
Xbox	1%	4%
All others	15%	9%

Total	100%	100%

	Nine months ended
	December 31,
	2008	2007
PC	29%	8%
Xbox 360	18%	18%
Wii	18%	6%
Handheld Consoles(a)	10%	19%
PLAYSTATION 3	7%	15%
PLAYSTATION 2	4%	14%
GameCube	2%	7%
Xbox	1%	5%
All others	11%	8%

Total	100%	100%

(a)	Handheld consoles include Sony PSP and Nintendo Game Boy Advance, Game Boy Advance SP, DS, DS Lite, and Micro.
     Our sales by product category as a percentage of gross sales for the three and nine months ended December 31, 2008 and 2007 were as follows:

	Three months ended
	December 31,
	2008	2007
Control pads	26%	26%
Accessories	24%	12%
Personal computer products	21%	13%
Batteries	9%	4%
Cables	7%	12%
Bundles	7%	17%
Games(b)	1%	3%
Steering wheels	2%	4%
All others	3%	9%

Total	100%	100%

	Nine months ended
	December 31,
	2008	2007
Personal computer products	24%	7%
Control pads	23%	32%
Accessories	22%	14%
Batteries	9%	4%
Cables	8%	12%
Bundles	7%	15%
Steering wheels	2%	3%
Games(b)	1%	5%
All others	4%	8%

Total	100%	100%

(b)	Games include GameShark videogame enhancement products in addition to videogames with related accessories.

Gross Profit
     Gross profit is defined as net sales less cost of sales. Cost of sales consists of product costs, cost of licenses and royalties, cost of freight-in and freight-out and distribution center costs, including depreciation and other overhead.
     The following table presents net sales, cost of sales and gross profit for the three and nine months ended December 31, 2008 and 2007 (in thousands):

	Three months ended December 31,
		% of Net		% of Net	$	%
	2008	Sales	2007	Sales	Change	Change
Net sales	$40,817	100.0%	$34,274	100.0%	$6,543	19.1%
Cost of sales	30,269	74.2%	21,613	63.1%	8,656	40.1%

Gross profit	$10,548	25.8%	$12,661	36.9%	$(2,113)	(16.7)%

	Nine months ended December 31,
		% of Net		% of Net	$	%
	2008	Sales	2007	Sales	Change	Change
Net sales	$89,872	100.0%	$65,704	100.0%	$24,168	36.8%
Cost of sales	63,307	70.4%	43,411	66.1%	19,896	45.8%

Gross profit	$26,565	29.6%	$22,293	33.9%	$4,272	19.2%

     Gross profit for the three months ended December 31, 2008 decreased 16.7%, while gross profit as a percentage of net sales, or gross profit margin, decreased from 36.9% to 25.8%. The decrease in gross profit margin was due to a combination of factors including provision for increased inventory reserves relating to slow-moving product and damaged returns, lower effective selling prices due to a combination of increased price protections and impact of foreign exchange rate fluctuations, higher royalty expenses caused by an increase in sales of licensed products and higher shipping costs due to greater use of air shipping occurring during the quarter. The acquisition of Saitek did not have a material impact on gross margin, as the Saitek and Mad Catz products have similar gross margins.
     Gross profit for the nine months ended December 31, 2008 increased 19.2%, while gross profit as a percentage of net sales, or gross profit margin, decreased from 33.9% to 29.6%. The decrease in gross profit margin was largely attributable to the same factors discussed above.
     Although there can be no assurance, and our actual results could differ materially, in the short term we expect our gross profit margin to be no lower than the range of that experienced in our latest three month and nine month periods.
     Operating Expenses
     Operating expenses for the three and nine months ended December 31, 2008 and 2007 were as follows (in thousands):

	Three months ended December 31,
		% of Net		% of Net	$	%
	2008	Sales	2007	Sales	Change	Change
Sales and marketing	$3,851	9.4%	$3,296	9.6%	$555	16.8%
General and administrative	3,783	9.3%	3,102	9.0%	681	22.0%
Research and development	223	0.5%	366	1.1%	(143)	(39.1)%
Goodwill impairment	28,513	69.9%	—	0.0%	28,513	100.0%
Amortization	597	1.5%	374	1.1%	223	59.6%

Total operating expenses	$36,967	90.6%	$7,138	20.8%	$29,829	417.9%

	Nine months ended December 31,
		% of Net		% of Net	$	%
	2008	Sales	2007	Sales	Change	Change
Sales and marketing	$10,816	12.0%	$6,975	10.6%	$3,841	55.1%
General and administrative	12,307	13.7%	7,379	11.2%	4,928	66.8%
Research and development	1,161	1.3%	980	1.5%	181	18.5%
Goodwill impairment	28,513	31.7%	—	0.0%	28,513	100.0%
Amortization	1,811	2.0%	374	0.6%	1,437	384.2%

Total operating expenses	$54,608	60.7%	$15,708	23.9%	$38,900	247.6%

     Sales and Marketing. Sales and marketing expenses consist primarily of payroll, commissions, participation at trade shows and travel costs for our worldwide sales and marketing staff, advertising expense, bad debt expense and costs of operating our websites. The increase in sales and marketing expenses for the three and nine months ended December 31, 2008 is due primarily to the Saitek acquisition, as well as higher compensation expense, in part due to additional headcount exclusive of the Saitek acquisition. We are examining ways to reduce fixed costs and going forward, absent significant increases in revenue, we expect sales and marketing expense to decrease as these reduction efforts are implemented.
     General and Administrative. General and administrative expenses include salaries and benefits for our Executive and administrative personnel, facilities costs and professional services, such as legal and accounting. The largest component of the increase in general and administrative expenses for the three and nine months ended December 31, 2008 is the additional head count and administrative activities required by the Saitek acquisition, and to a lesser extent to bad debt expense related to Circuit City. Also contributing to the increase in general and administrative expense for the nine months ended December 31, 2008 were higher audit fees due to the incremental work required with the addition of the five Saitek entities, as well as higher consulting fees related to our post-acquisition integration of the Saitek acquisition. Going forward, we expect these expenses to decline as we implement reductions in fixed costs that we are examining and gain efficiencies from the rationalization of our organizational structure and move to one global accounting system.
     Research and Development. Research and development expenses include the costs of developing and enhancing new and existing products. The increase in research and development expenses relates primarily to the Saitek acquisition. We expect research and development expenses to remain approximately at their current levels for the foreseeable future.
     Goodwill Impairment. Given the current economic conditions and volatility of the stock markets, we evaluated whether a triggering event had occurred in the quarter ended December 31, 2008. Based on the facts and circumstances known, including our financial results for the nine months ended December 31, 2008 as compared to its forecasted results, we determined that a triggering event had occurred. Based on the foregoing, we have recognized a goodwill impairment charge of $28.5 million at December 31, 2008, which represents management’s preliminary estimate of the goodwill impairment based on the fair value analysis completed to date. We have used the quoted market price of our common stock (market capitalization) as a basis for determining the fair value of the reporting unit. We expect to complete step two of the impairment analysis during the fourth quarter of 2009 and, to the extent that the completed analysis indicates goodwill impairment different from management’s preliminary estimate, we will recognize such change in its estimated impairment in the fourth quarter.
     Amortization. Amortization expenses consist of the amortization of the acquired intangible assets from Saitek and Joytech. These acquisitions occurred in the third and second quarters of fiscal 2008, respectively.
Interest Expense, Foreign Exchange Gain and Other Income
     Interest expense, foreign exchange gain and other income for the three and nine months ended December 31, 2008 and 2007 were as follows (in thousands):

	Three months ended December 31,
		% of Net		% of Net	$	%
	2008	Sales	2007	Sales	Change	Change
Interest expense	$(521)	1.3%	$(372)	1.1%	$(149)	40.1%
Foreign exchange gain	$1,032	2.5%	$251	0.7%	$781	311.2%
Other income	$112	0.3%	$177	0.5%	$(65)	(36.7)%

	Nine months ended December 31,
		% of Net		% of Net	$	%
	2008	Sales	2007	Sales	Change	Change
Interest expense	$(1,512)	1.7%	$(581)	0.9%	$931	160.2%
Foreign exchange gain	$859	1.0%	$587	0.9%	$272	46.3%
Other income	$251	0.3%	$328	0.5%	$(77)	(23.5)%
     The increase in interest expense during the three and nine months ended December 31, 2008 over the same periods in the prior year is attributable to an increase in total debt outstanding attributable to financing the Saitek acquisition.
     Increases in our foreign exchange gains in the three and nine months ended December 31, 2008 compared to the foreign exchange gains for the same periods in the prior year are due primarily to the rise in value of the U.S. dollar versus the Great British Pound (“GBP”) and the Euro during the three and nine months ended December 31, 2008 being greater than the increases in the comparable fiscal 2008 periods. The gains in all periods presented primarily relate to the revaluation of intercompany payables arising from product purchases at our foreign subsidiaries.

     Other income primarily consists of advertising income from our GameShark.com website, for periods prior to the fiscal 2009 third quarter, royalties paid by an unrelated third party to distribute our products in Australia and, for the three and nine months ended December 31, 2008, certain miscellaneous income recorded by Saitek. During the quarter ended December 31, 2008, we reclassified royalty income from other income into net sales. The prior periods were not reclassified as the amounts were immaterial. The decrease in other income is due primarily to this reclassification.
Income Tax Expense
     Income tax expense for the three and nine months ended December 31, 2008 and 2007 was as follows (in thousands):

	Three months ended December 31,
		Effective		Effective	$	%
	2008	Tax Rate	2007	Tax Rate	Change	Change
Income tax expense	$1,113	(4.3)%	$2,269	40.7%	$(1,156)	(50.9)%

	Nine months ended December 31,
		Effective		Effective	$	%
	2008	Tax Rate	2007	Tax Rate	Change	Change
Income tax expense	$480	(1.7)%	$2,919	42.2%	$(2,439)	(83.6)%
     Our effective tax rate is a blended rate for different jurisdictions in which we operate. Our effective tax rate can significantly fluctuate period to period depending on the composition of our taxable income or loss between the various jurisdictions in which we do business, including our Canadian parent and Saitek France, for which we provide full valuation allowances against their losses. The changes in effective tax rates in the three and nine months ended December 31, 2008 versus the same periods in the prior year are due to the goodwill impairment in the current quarter for which there is no tax benefit, the composition of our taxable income between jurisdictions, as well as discrete items recorded in the first and second quarters of fiscal 2009. Our discrete items primarily consisted of the release of our valuation allowance for our Saitek U.S. entity in conjunction with our merger of this entity into Mad Catz, Inc. in the first quarter, and the release of our valuation allowance for our Saitek UK entity, in conjunction with our merger of this entity into Mad Catz Europe in the second quarter. The valuation allowances related to the pre-acquisition losses of these Saitek entities were released to goodwill.
Liquidity and Capital Resources
Sources of Liquidity

	As of and for the
	nine months ended
	December 31,
(in thousands)	2008	2007	Change

Cash	$2,961	$10,293	$(7,332)

Percentage of total assets	3.8%	9.0%
Cash provided by (used in) operating activities	$(11,695)	$3,752	$(15,447)
Cash used in investing activities	$(1,127)	$(13,957)	12,830
Cash provided by financing activities	11,086	18,157	(7,071)
Effects of foreign exchange on cash	(533)	(9)	(524)

Net increase (decrease) in cash	$(2,269)	$7,943	(10,212)

     At December 31, 2008, available cash was approximately $3.0 million compared to cash of approximately $5.2 million at March 31, 2008 and $10.3 million at December 31, 2007. Our primary sources of liquidity include a revolving line of credit (as discussed below under Cash Flows from Financing Activities), cash on hand at the beginning of the year and cash flows generated from operations during the year.
     We believe that our available cash balances, anticipated cash flows from operations and available line of credit, subject to our receipt of the amendment and waiver discussed above and assuming our ability to extend the Credit Facility beyond its current expiration or to obtain additional financing will be sufficient to satisfy our operating needs for at least the next twelve months. However, we are operating in a rapidly evolving and often unpredictable business environment that may change the timing or amount of expected future cash receipts and expenditures. Accordingly, there can be no assurance that we may not be required to raise additional funds through the sale of equity or debt securities or from extension of our credit facility or negotiation of a new credit facility. Additional capital, if needed, may not be available on satisfactory terms, if at all. Furthermore, additional debt financing may contain more restrictive covenants than our existing debt.
Cash Flows from Operating Activities
     Our cash flows from operating activities have typically included the collection of customer receivables generated by the sale of our products, offset by payments to vendors for materials and manufacture of our products. For the nine months ended December 31, 2008, cash used in operating activities was $11.7 million compared to cash provided of $3.8 million for the nine months ended December 31, 2007. Cash used in operations for the nine months ended December 31, 2008 primarily resulted from an increase in accounts receivable due to increased sales during the peak season, partially offset by increased accounts payable due to the timing of disbursements. Cash provided by operations in 2007 was primarily from net income and an increase in accounts payable, partially offset by an increase in accounts receivable. We are focused on effectively managing our overall liquidity position by continuously monitoring expenses and managing our accounts receivable collection efforts.

     Due to the seasonality of our business, we typically experience a large build-up in inventories during our second fiscal quarter ending September 30th with corresponding increases in accounts payable and our bank loan balance. These increases are in anticipation of the holiday selling season, which occurs during our third fiscal quarter ending December 31st. Typically during the third quarter our inventories decrease and accounts receivable increase as a result of the annual holiday selling season. A large percentage of our annual revenue is generated during the third quarter. During our fourth quarter ending March 31st, the sales cycle completes with decreases in accounts receivable, accounts payable and bank loan and net increase in cash. We forecast the expected demand for the holiday selling season months in advance to ensure adequate quantities of inventory. Our sales people forecast holiday sales based on information that we receive from our major customers as to expected product purchases for the holiday season. If demand does not meet expectations, the result will be excess inventories, reduced sales and the overall effect could result in a reduction to cash flows from operating activities following payment of accounts payable.
     Our ability to maintain sufficient liquidity could be affected by various risks and uncertainties including, but not limited to, those related to customer demand and acceptance of our products, our ability to collect our accounts receivable as they become due, successfully achieving our product release schedules and attaining our forecasted sales objectives, the impact of competition, economic conditions in the United States and abroad, the seasonal and cyclical nature of our business and operating results, risks of product returns and the other risks described in the “Risk Factors” section, included in Part II, Item 1A of this report.
Cash Flows from Investing Activities
Cash used in investing activities was $1.1 million during the nine months ended December 31, 2008 and $14.0 million during the nine months ended December 31, 2007. Investing activities typically consist of capital expenditures to support our operations and were made up primarily of production molds, computers and machinery and equipment. In fiscal year 2008, net cash used in investing activities also included the Joytech asset acquisition for $3.0 million and the Saitek acquisition of $10.2 million, net of $4.7 million of cash acquired.
Cash Flows from Financing Activities
     Cash provided by financing activities was $11.1 million for the nine months ended December 31, 2008 compared to $18.2 million for the nine months ended December 31, 2007. Cash provided by financing activities during the nine months ended December 31, 2008 was primarily the result of increased borrowings of $11.0 million under our line of credit. For the nine months ended December 31, 2007, cash provided by financing activities was primarily the result of borrowings under our line of credit of approximately $2.9 million and $14.9 million for the Joytech and Saitek acquisitions, respectively.
     We maintain a Credit Facility with Wachovia Capital Finance Corporation (Central) (“Wachovia”) to borrow up to $35 million under a revolving line of credit subject to the availability of eligible collateral (accounts receivable and inventories), which changes throughout the year. The line of credit accrues interest on the daily outstanding balance at the U.S. prime rate plus 0.25% per annum. This facility expires on October 30, 2009. We have begun discussions with Wachovia regarding extending the expiration of the Credit Facility, but we cannot provide any assurance that the Credit Facility will be extended. If we are unable to extend the Credit Agreement beyond October 30, 2009, we will be required to find alternative funding to finance our ongoing working capital and capital expenditure needs. Our inability to extend the Credit Facility or obtain alternative funding would materially adversely affect our financial position and operations,
     At December 31, 2008 the interest rate was 3.50%. We are also required to pay a monthly service fee of $1,000 and an unused line fee equal to 0.25% of the unused portion of the loan. Borrowings under the Credit Facility are secured by a first priority interest in the inventories, equipment, accounts receivable and investment properties of Mad Catz, Inc. and by a pledge of all of the capital stock of our subsidiaries and is guaranteed by our Company. The Credit Facility contains a covenant requiring that we maintain an approved level of EBITDA (defined as net income before interest, taxes, depreciation and amortization) as of the end of each fiscal quarter on a trailing four fiscal quarter basis.
     At December 31, 2008, we were not in compliance with the minimum EBITDA covenant required in the Credit Facility. Wachovia has agreed to waive the covenant violation at December 31, 2008, and we are working with Wachovia to amend the Credit Facility to establish financial covenants that will apply to future periods in order to complete the waiver. We cannot make any assurance that we will be able to complete such amendment and waiver or that we will be able to satisfy the minimum EBITDA covenant or any additional financial covenants in future periods or, if we are unable to satisfy such covenants, that we will be able to obtain a waiver in future periods.

     If we are unable to agree with Wachovia on the terms of financial covenants under the Credit Facility for future periods and complete the waiver, we will be in default under the Credit Facility and Wachovia will be entitle to exercise its rights under the Credit Facility, including acceleration of all amounts outstanding under the Credit Agreement and foreclosure on the assets securing our obligations under the Credit Facility. In addition, if Wachovia takes action to enforce its security in any of our assets, then The Winkler Atlantic Trust will be entitled to accelerate amounts due under our promissory note issued in connection with our acquisition of Saitek.
     The inability to borrow under the Credit Facility and/or the acceleration of indebtedness under the Credit Facility or the Winkler Note would materially adversely affect our financial position and operations, including our ability to fund currently anticipated working capital and capital expenditure needs. If either of these debts is accelerated, it is likely we will need to raise capital immediately. There can be no assurance that such funds will be available on favorable term, or at all.
     On December 31, 2008, Wells Fargo & Co. completed its purchase of Wachovia. To date we have not experienced any difficulties related to this transaction, and, subject to the information above regarding our compliance with financial covenants contained in the Credit Facility, we currently do not anticipate any material future impact to our ability to draw funds under our existing line of credit as a result of Wells Fargo & Co.’s acquisition of Wachovia.
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
     Effective September 1, 2008, we extended our building lease of our company headquarters for five years, expiring September 30, 2013. As of December 31, 2008 our total future minimum lease payments under this lease renewal approximate $1.7 million.
     As of December 31, 2008 and March 31, 2008, we did not have any relationships with unconsolidated entities or financial parties, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As such, we are not exposed to any financing, liquidity, market, or credit risk that could arise if we had engaged in such relationships.
EBITDA
     EBITDA, a non-GAAP financial performance measure, represents net income (loss) before interest, taxes, depreciation and amortization. Prior to the third quarter of fiscal 2009, we had not recorded any goodwill impairment charges. To address the goodwill impairment charge recorded in the third quarter of fiscal 2009, we modified the calculation to exclude this non-operating, non-cash charge, defined as Adjusted EBITDA. We believe this to be a more meaningful measurement of performance than the previously calculated EBITDA. Adjusted EBITDA is not intended to represent cash flows for the period, nor is it being presented as an alternative to operating income or net income as an indicator of operating performance and should not be considered in isolation or as a substitute for measures of performance prepared in accordance with generally accepted accounting principles. As defined, Adjusted EBITDA is not necessarily comparable to other similarly titled captions of other companies due to potential inconsistencies in the method of calculation. We believe, however, that in addition to the performance measures found in our financial statements, Adjusted EBITDA is a useful financial performance measurement for assessing our Company’s operating performance. Our management uses Adjusted EBITDA as a measurement of operating performance in comparing our performance on a consistent basis over prior periods, as it removes from operating results the impact of our capital structure, including the interest expense resulting from our outstanding debt, and our asset base, including depreciation and amortization of our capital and intangible assets. In addition, Adjusted EBITDA is an important measure for our lender. We calculate Adjusted EBITDA as follows (in thousands):

	Three months ended		Nine months ended
	December 31,		December 31,
	2008	2007	2008	2007
Net income (loss)	$(26,909)	$3,310	$(28,925)	$4,000
Adjustments:
Interest expense	521	372	1,512	581
Income tax expense	1,113	2,269	480	2,919
Goodwill impairment	28,513	—	28,513	—
Depreciation and amortization	973	904	3,138	1,788

Adjusted EBITDA	$4,211	$6,855	$4,718	$9,288

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
     In May 2008, the FASB issued FASB Staff Position APB 14-1 (“FSP APB 14-1”), “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)”, which applies to all convertible debt instruments that have a “net settlement feature”, which means that such convertible debt instruments, by their terms, may be settled either wholly or partially in cash upon conversion. FSP APB 14-1 requires issuers of convertible debt instruments that may be settled wholly or partially in cash upon conversion to separately account for the liability and equity components in a manner reflective of the issuers’ nonconvertible debt borrowing rate. FSP APB 14-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008 and interim periods within those fiscal years. Early adoption is not permitted and retroactive application to all periods presented is required. We will adopt FSP APB 14-1 as of April 1, 2009, and based on our analysis, adoption will have no impact on our consolidated financial statements.
Forward-Looking Statements
     Certain statements in this Quarterly Report on Form 10-Q are not historical fact and constitute “forward-looking statements” within the meaning of Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended and constitute forward-looking information under applicable Canadian securities legislation (collectively “forward-looking statements”). These forward-looking statements may address, among other things, our strategy for growth, business development, market and competitive position, financial results, expected revenue, expense levels in the future and the sufficiency of our existing assets to fund future operations and capital spending needs. These statements relate to our expectations, hopes, beliefs, anticipations, commitments, intentions and strategies regarding the future, and may be identified by the use of words or phrases such as “believe,” “expect,” “anticipate,” “should,” “plan,” “estimate,” and “potential,” among others. Specifically this document contains forward-looking statements regarding, among other things, the seasonal fluctuations in the Company’s sales, inventories, receivables, payables and cash; the impact of currency exchange rate fluctuations; the implementation of plans to remediate weaknesses in financial reporting internal controls; the impact of customer marketing and incentive programs on our revenues and expenses; the adequacy of our allowances for uncollectible accounts; the effectiveness of the methodology and assumptions used to value inventory; and that sufficient funds will be available to satisfy our operating needs for the next twelve months.
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

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
     For the third quarter of fiscal 2009, our management, with the participation of our Chief Executive Officer and our Chief financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of December 31, 2008. Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that as of such date, our disclosure controls and procedures were not effective in ensuring that information required to be disclosed by us in the reports that we file under the Exchange Act is recorded, processed, summarized and reported within the time period specified in the rules and forms of the Securities and Exchange Commission.
     This conclusion was based on management’s determination that the material weakness related to our financial reporting process described in our Annual Report on Form 10-K for the year ended March 31, 2008 was not remediated as of December 31, 2008. Specifically, our management determined that (i) application of our policies and procedures did not include adequate management review of manually prepared schedules and (ii) our consolidation process is manually intensive and includes a significant amount of top-sided journal entries. Management concluded that this material weakness largely resulted from the excessively manual-intensive nature of our consolidation process, exacerbated by insufficient resources relating to the incremental reporting requirements resulting from the acquisition of Saitek in November 2007, and the ensuing integration of the financial operations of the five Saitek operating companies, including the need to develop controls and procedures consistent with public company standards for U.S. GAAP reporting in the Saitek operating entities, which previously were not subject to such reporting requirements. We have developed and started to implement a plan to remediate this material weakness.
Changes in Internal Control over Financial Reporting
     There has been no change in our internal control over financial reporting during the quarter ended December 31, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting other than the steps taken by us to remediate the material weakness described in our Annual Report on Form 10-K for the year ended March 31, 2008, relating to our financial reporting process.
     As described in Part II, Item 9A of our Annual Report on Form 10-K for the year ended March 31, 2008, we identified several steps to be completed throughout fiscal 2009 with the goal of remediating this material weakness prior to March 31, 2009. These steps included:
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
      To date we have made progress in completing a number of the items identified, including the hiring of a new controller, additional management review of manually prepared schedules, simplification of the consolidation process and the implementation of new checklists, among other things. We intend to complete the remediation effort by the end of fiscal 2009. In addition, we continue to evaluate our controls and procedures and may, in the future, implement additional control enhancements.
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

PART II — OTHER INFORMATION
Item 1. Legal Proceedings
     From time to time, we may become involved in various lawsuits and legal proceedings which arise in the ordinary course of business. Litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm our business. As of the date of this Quarterly Report on Form 10-Q, we were not aware of any such legal proceedings or claims against us or our subsidiaries that management believes will have a material adverse affect on business development, financial condition or operating results, other than the following.
     On January 23, 2009, Mad Catz, Inc. was served with a complaint filed in Superior Court for the County of San Diego, styled, Michele Graham v. Mad Catz, Inc., alleging among other things, violation of the California Fair Employment and Housing Act (Age Discrimination), wrongful termination in violation of public policy, breach of implied contract and breach of the covenant of good faith and fair dealing. In addition to general damages, Ms. Graham is seeking punitive damages in the amount of Five Million Five Hundred Sixty Thousand Dollars ($5,560,000). We believe the allegations are baseless and intend to answer and vigorously oppose the allegations of the suit. The case is in the very early stages and no trial date has been set yet. Although we intend to vigorously defend against all the allegation of the complaint, there is no guarantee that we will succeed. An adverse determination by the court or jury could seriously impact our financial results.
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
     On November 10, 2008, Circuit City, a customer representing less than 5% of our sales, filed for Chapter 11 bankruptcy. We have assessed the impact of this filing on our business and accordingly have recorded charges to bad debt expense of $363,000 and $460,000 for the three and nine months ended December 31, 2008, respectively in relation to this account.
Our last four quarters’ EBITDA is below the minimum required in our Credit Facility.
     Our Credit Facility with Wachovia contains a covenant requiring that we maintain an approved level of EBITDA (defined as net income before interest, taxes, depreciation and amortization) as of the end of each fiscal quarter on a trailing four fiscal quarter basis. At December 31, 2008, we were not in compliance with the minimum EBITDA covenant required in the Credit Facility. Wachovia has agreed to waive the covenant violation at December 31, 2008, and we are working with Wachovia to amend the Credit Facility to establish financial covenants that will apply to future periods in order to complete the waiver.
     We cannot make any assurance that we will be able to complete such amendment and waiver or that we will be able to satisfy the minimum EBITDA covenant or any additional financial covenants in future periods or, if we are unable to satisfy such covenants, that we will be able to obtain a waiver in future periods. If we are unable to satisfy such covenants or obtain a waiver of any such future violation, we will be in default under the provisions of the Credit Facility and Wachovia will be entitled to exercise its rights under the Credit Facility, including acceleration of all amounts outstanding under the Credit Facility and foreclosure on the assets securing our obligations under the Credit Facility. In addition, if Wachovia takes action to enforce its security in any of our assets, then The Winkler Atlantic Trust will be entitled to accelerate amounts due under our promissory note issued in connection with our acquisition of Saitek.

     Any inability to borrow under the Credit Facility and/or the acceleration of indebtedness under the Credit Facility or the Winkler Note would materially adversely affect our financial position and operations, including our ability to fund currently anticipated working capital and capital expenditure needs. If either of these debts is accelerated, we will need to raise capital. There can be no assurance that such funds will be available on favorable terms, or at all.
We have a substantial amount of goodwill on our balance sheet that may have the effect of decreasing our earnings or increasing our losses in the event that we are required to recognize an impairment charge to goodwill.
     As of December 31, 2008, $4.5 million of goodwill is recorded on our balance sheet, which represents the excess of the total purchase price of our acquisitions over the fair value of the net assets acquired. At December 31, 2008, goodwill represented 5.9% of our total assets.
     In accordance with SFAS No. 142, Goodwill and Other Intangible Assets (“SFAS No. 142”), we perform an annual impairment review at the reporting unit level during the fourth quarter of each fiscal year or more frequently if we believe indicators of impairment are present. SFAS No. 142 requires that goodwill and certain intangible assets be assessed for impairment using fair value measurement techniques. Specifically, goodwill impairment is determined using a two-step process. The first step of the goodwill impairment test is used to identify potential impairment by comparing the fair value of a reporting unit with its carrying amount, including goodwill. If the fair value of a reporting unit exceeds its carrying amount, goodwill of the reporting unit is considered not impaired and the second step of the impairment test is unnecessary. If the carrying amount of a reporting unit exceeds its fair value, the second step of the goodwill impairment test is performed to measure the amount of impairment loss, if any. The second step of the goodwill impairment test compares the implied fair value of the reporting unit’s goodwill with the carrying amount of that goodwill. If the carrying amount of the reporting unit’s goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to that excess. We determined that we have one reporting unit and we assess fair value based on a review of our market capitalization as well as a discounted cash flow model, for which the key assumptions include revenue growth, gross profit margins, operating expense trends and our weighted average cost of capital. Given the volatility of our stock price and market capitalization, which fluctuates significantly throughout the year, we do not believe that our market capitalization is necessarily the best indicator of the fair value of our Company at any moment in time. However, we have determined that market capitalization over a sustained period, when considered with other factors may be an appropriate indicator of fair value. Further, to the extent the carrying amount of our reporting unit exceeds its market capitalization over a sustained period, an impairment may exist and require us to test for impairment. Accordingly, given that the carrying amount of our reporting unit has exceeded its market capitalization over a sustained period, we determined that a triggering event had occurred in the quarter ended December 31, 2008 and therefore recorded a goodwill impairment charge of $28.5 million at December 31, 2008, which represents management’s preliminary estimate of the goodwill impairment based on the fair value analysis completed to date.
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

MAD CATZ INTERACTIVE, INC.
February 13, 2009	/s/ Darren Richardson
Darren Richardson
President and Chief Executive Officer

February 13, 2009	/s/ Stewart A. Halpern
Stewart A. Halpern
Chief Financial Officer