Form 10-K
period 2009-03-31
MAD CATZ INTERACTIVE INC
filed 2009-06-26
CIK 1088162

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended March 31, 2009
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☑     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulations S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Act).  Yes ☐     No ☑

The aggregate market value of the voting and non-voting common stock held by non-affiliates based on the closing sale price of common stock as reported on the American Stock Exchange on September 30, 2008, the last business day of the second fiscal quarter, was $26,447,304.

There were 55,098,549 shares of the registrant’s common stock issued and outstanding as of June 23, 2009.

DOCUMENTS INCORPORATED BY REFERENCE

Part II and Part III incorporates information by reference from the registrant’s definitive proxy statement to be filed with the Securities and Exchange Commission in connection with the solicitation of proxies for the Registrant’s 2009 Annual Meeting of Shareholders.

MAD CATZ INTERACTIVE, INC.

ANNUAL REPORT ON FORM 10-K
FOR THE FISCAL YEAR ENDED MARCH 31, 2009

		Page

PART I
Item 1.	Business	2
Item 1A.	Risk Factors	9
Item 1B.	Unresolved Staff Comments	25
Item 2.	Properties	25
Item 3.	Legal Proceedings	25
Item 4.	Submission of Matters to a Vote of Security Holders	26

PART II
Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	26
Item 6.	Selected Financial Data	28
Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	29
Item 7A.	Quantitative and Qualitative Disclosures About Market Risk	44
Item 8.	Financial Statements and Supplementary Data	45
Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure	45
Item 9A.	Controls and Procedures	45
Item 9B.	Other Information	47

PART III
Item 10.	Directors, Executive Officers and Corporate Governance	47
Item 11.	Executive Compensation	47
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	47
Item 13.	Certain Relationships and Related Transactions, and Director Independence	47
Item 14.	Principal Accounting Fees and Services	47

PART IV
Item 15.	Exhibits, Financial Statement Schedules	47
EX-10.18
EX-10.19
EX-10.20
EX-10.21
EX-10.22
EX-10.23
EX-10.24
EX-10.25
EX-10.26
EX-10.27
EX-10.28
EX-21.1
EX-23.1
EX-31.1
EX-31.2
EX-32.1
EX-32.2

FORWARD LOOKING STATEMENTS

This Annual Report on Form 10-K and the documents incorporated by reference herein, contain forward-looking statements and forward looking information as defined in applicable Canadian securities legislation (collectively “forward looking statements”), which are prospective and reflect management’s expectations regarding our business, operations, financial performance and business prospects and opportunities. Forward-looking statements are often, but not always, identified by the use of words such as “seek”, “anticipate,” “plan,” “estimate,” “expect” “believe” and “intend” and statements that an event or result “may,” “will,” “should,” “could” or “might” occur or be achieved and other similar expressions together with the negative of such expressions. These forward-looking statements reflect management’s current beliefs and expectations and are based on information currently available to management, as well as its analysis made in light of its experience, perception of trends, current conditions, expected developments and other factors believed to be reasonable and relevant in the circumstances. Specifically, this document contains forward looking statements regarding, among other things, our focus and strategy for fiscal 2010, the expected life cycles of videogame console systems and accessories and the market’s transition to new generation systems, the expectation of additional competition if new companies enter the market, the increased difficulty in forecasting demand for specific products as we introduce and support additional products and enter additional markets, the possible use of financial hedging techniques, the ability to renew our credit facility on acceptable terms and the belief that sufficient funds will be available to satisfy our operating needs for the next twelve months. Forward-looking statements are subject to significant risks, uncertainties, assumptions and other factors, any of which could cause actual results, performance or achievements to differ materially from the results discussed or implied in the forward-looking statements. More detailed information about these risks, uncertainties, assumptions and other factors is provided under Item 1A “Risk Factors”. Investors should not place undue reliance on such forward-looking statements. We assume no obligation to update or alter such forward-looking statements whether as a result of new information, future events or otherwise except as required by law.

TRADEMARKS

Mad Catz, the Mad Catz logo, Joytech, the Joytech logo, Saitek and GameShark are registered trademarks of Mad Catz, Inc., its parent and affiliated companies.

CURRENCY

Unless otherwise indicated, all dollar references herein are in U.S. dollars.

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

In 1998, we completed the sale of our operating business, Tecmar, and changed our name to Xencet Investments Inc. To meet the listing requirements of the Toronto Stock Exchange, we acquired all of the outstanding securities of Games Trader Inc., a corporation incorporated under the laws of Ontario, Canada that sold previously played videogames. In connection with the acquisition, we changed our name to Games Trader Inc. and later changed our name to GTR Group Inc. in 1999. Effective August 31, 1999, we completed the acquisition of Mad Catz, Inc. (“MCI”), a corporation incorporated under the laws of Delaware that designs, manufactures, markets and distributes videogame accessories. MCI and its predecessor company have been involved in the videogame industry since approximately 1991. In September 2001, we changed our name from GTR Group Inc. to Mad Catz Interactive, Inc. In January 2003, we acquired the intellectual property associated with the GameShark brand of products.

Recent Acquisitions

In September 2007, we acquired certain assets of Joytech from Take-Two Interactive Software, Inc. The assets acquired included inventories, property and equipment and intangible assets such as trademarks, customer relationships and product lines.

In November 2007, we acquired all of the outstanding stock of Winkler Atlantic Holdings Limited (“WAHL”), a private holding company that owned five operating Saitek subsidiaries (“Saitek”). The five operating subsidiaries worked in concert to develop, manufacture, market, sell and distribute PC games accessories, PC input devices, multimedia audio products, chess and intelligent games. We acquired all of Saitek’s net tangible and intangible assets, including trademarks, tradenames, customer relationships and product lines.

Corporate Structure

We have several direct and indirect operating subsidiaries: (i) MCI, a corporation incorporated under the laws of Delaware is our corporate headquarters and also sells our products in the United States under the name Mad Catz, Inc., participates in the design of our products and provides corporate services for all entities of the Company; (ii) 1328158 Ontario Inc. (“MCC”), a corporation incorporated under the laws of the Province of Ontario, Canada that sells our products in Canada under the name Mad Catz Canada;, (iii) Mad Catz Europe, Limited (“MCE”), a corporation incorporated under the laws of England and Wales that sells our products in Europe; (iv) Mad Catz Interactive Asia Limited (“MCIA”), a corporation incorporated under the laws of Hong Kong engaged in the engineering, design, contract manufacture and regional sales of our products; and (v) Mad Catz Technological Development (Shenzhen) Co., Ltd. (“MCTD”), a corporation incorporated under the laws of the People’s Republic of China engaged in the engineering, design, quality assurance and quality control of our products. In November 2007, we acquired WAHL, which was the holding company for five operating subsidiaries located in the United Kingdom, France, Germany, the United States and Hong Kong. The Saitek entities which previously operated in the United States, the United Kingdom and Hong Kong no longer exist as they were merged into the local Mad Catz entities in April, July and October 2008, respectively. We also beneficially own, directly or indirectly, all of the issued and outstanding shares of the following inactive companies: FX Unlimited Inc., a corporation incorporated under the laws of Delaware; Xencet USA, Inc., a corporation incorporated under the laws of Delaware; Singapore Holdings Inc., a corporation incorporated under the laws of Delaware and Mad Catz Limited, a corporation incorporated under the laws of England and Wales.

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

Overview

We design, manufacture (primarily through third parties in Asia), market and distribute accessories for all major videogame platforms, the personal computer (“PC”) and, to a lesser extent the iPod and other audio devices. Our accessories are marketed primarily under the Mad Catz, Saitek, Joytech, GameShark, and AirDrives brands; we also produce for selected customers a limited range of products which are marketed on a “private label” basis. Our products include videogame, PC and audio accessories, such as control pads, video cables, steering wheels, joysticks, memory cards, light guns, flight sticks, dance pads, microphones, car adapters, carry cases, mice, keyboards and headsets. We also market videogame enhancement products and publish videogames.

Our Products

The typical life cycle of successful videogame and PC accessories is similar to the life cycle of the relevant platform, which generally ranges from two to ten years. Factors such as competition for access to retail shelf space, changing technology, consumer preferences and seasonality could result in shortening the life cycle for older products, increasing the importance of our ability to release new products on a timely basis. We must frequently introduce new products and revisions to existing products in order to generate new revenues and/or to replace declining revenues from older products. The complexity of new platform technologies has resulted in longer development cycles and the need to carefully monitor and manage the product development process.

In fiscal 2009, approximately 25% of our gross sales was derived from products designed for use with Nintendo’s videogame platforms and handheld products. Nintendo’s Wii console was launched in North America in November 2006, with launches in Japan and Europe following in December 2006. The Wii console was the successor to Nintendo’s GameCube console, launched in the United States in 2001. In fiscal 2009, approximately 16% of our gross sales was derived from the sale of products designed for use with the Wii console. Although Nintendo discontinued marketing the GameCube platform in 2007, we continue to sell products for the GameCube console. In fiscal 2009, approximately 2% of our gross sales was derived from the sale of products designed for use with the GameCube console. The Wii is backward compatible for GameCube games — meaning that the Wii is capable of also playing games designed for the older, GameCube platform — but is not backward compatible for accessories. We offer unlicensed accessories for the Wii. Nintendo’s Game Boy Advance SP was launched in 2003 and continues to be available in the market. Gross sales of our products designed for this handheld videogame system accounted for approximately 1% of our gross sales in fiscal 2009. In 2004, Nintendo launched the Nintendo DS, followed in 2006 by the Nintendo DS Lite, and in April 2009 by the DSi. Sales of products compatible with these DS systems accounted for approximately 6% of our gross sales in fiscal 2009.

In fiscal 2009, approximately 20% of our gross sales was derived from products designed for use with Microsoft’s videogame platforms. Microsoft’s Xbox 360 console was launched in North America in November 2005, with launches in Europe and Japan following in December 2005. The Xbox 360 was the successor to Microsoft’s Xbox videogame console, which was launched in 2001. In fiscal 2009 sales of Xbox 360 products accounted for approximately 19% of our gross sales and sales of Xbox-compatible products accounted for approximately 1% of our gross sales. The Xbox 360 is backward compatible for some games but not accessories. We have entered into a license agreement with Microsoft to produce wired and certain wireless accessories for the Xbox 360.

In fiscal 2009, approximately 15% of our gross sales was derived from products designed for use with Sony’s videogame platforms and handheld products. Sony launched the PlayStation 3 in North America and Japan in late 2006 and in Europe in early 2007. Sony launched the PlayStation 2 in the United States in 2000. In March 2005, Sony launched the Sony PSP handheld videogame system, MP3 player and movie player in North America. The PSP launched in Europe in September 2005. In June 2009, Sony announced a new version of the PSP called the PSP

Go!, which Sony has announced is scheduled to be available in October 2009. In fiscal 2009, products designed for use with the PlayStation 2, which Sony continues to manufacture and market, accounted for approximately 4% of our gross sales. In fiscal 2009, products designed for use with the PlayStation 3 accounted for approximately 8% of our gross sales. The PlayStation 3 is backward compatible for games but not accessories. We offer a full line of accessories for the PlayStation 3, which accessories are not licensed by Sony. In fiscal 2009, approximately 3% of our gross sales were derived from products designed for use with the PSP.

Videogame console prices typically are reduced as the products mature in the market place and as the launch of new consoles is anticipated. In the prior generation of videogame consoles, the PlayStation 2 and Xbox game consoles launched in the United States with a retail price of $299 and GameCube launched with a retail price of $199. After successive price decreases, the price of the PlayStation 2 system was lowered from $129 to $99 on April 1, 2009, while the Xbox and GameCube consoles have been discontinued. A similar pattern is beginning to emerge with the current generation of videogame consoles. In November 2005, Microsoft’s Xbox 360 launched in the United States in two configurations, the Core priced at $299 and the Premium priced at $399, followed up with the launch of the Elite in April 2007 at $480. After successive price decreases, as of May 2009, the Core, which was discontinued and replaced by the Arcade retails at $200, the Premium at $300 and the Elite at $400. Sony’s PlayStation 3 was launched in the United States in November 2006 in two configurations, a 20 GB model priced at $499 and a 60 GB model priced at $599. In July 2007, Sony lowered the price of the 60 GB version to $499, eliminated the 20 GB version and introduced an 80 GB version priced at $599. In October 2007, Sony in effect took another price reduction by eliminating the 60 GB version and introducing a 40 GB version at $400, while at the same time reducing the price of the 80 GB version to $499. In November 2008 Sony introduced a 160 GB PlayStation 3 for $499, at which time they dropped the price of the 80 GB version to its current $399. Nintendo launched its Wii in the United States in November of 2006 at its current price of $250. Lower console prices usually result in higher unit sales of console systems. Management believes that the more price sensitive “late adopter” consumer that waits for these price reductions before purchasing a system is also more likely to purchase value-priced accessories. Management believes that in fiscal 2010 there may be price reductions on one or more of the videogame console systems, but Microsoft, Nintendo or Sony have not announced any intention to do so, and there are no assurances any such price reductions will take place.

In fiscal 2009, approximately 30% of our gross sales was derived from personal computer gaming and other accessories which are marketed and sold under our Saitek brand. Saitek’s products include: PC games controllers, comprised of joysticks, gamepads and steering wheels; PC input devices, comprised primarily of mice, keyboards and other minor products such as web-cams and hubs; digital media speakers for both PCs and the iPod/MP3 market; and chess and intelligent games, which includes chess and bridge computers and related accessories.

The remaining approximate 10% of our fiscal 2009 gross sales was derived from products whose use is not specific to any particular hardware platform.

Mad Catz Strategy

During fiscal 2009, the Company’s key initiatives included: completing the full integration of Saitek into Mad Catz and expanding efforts initiated in fiscal 2008 to combine resources in product development and sales and marketing; launching our initial products under our Rock Band license; continuing the discipline in working capital management and product placement profitability; continuing to expand our portfolio of licensed properties; expanding our range of AirDrives products and expanding distribution for the AirDrives line; continuing our efforts to maintain compliance with environmental regulations in all of the jurisdictions in which we do business; continuing to pursue videogame publishing opportunities, with a particular emphasis on hardware-videogame bundles; and identifying strategic opportunities for the expansion of products in adjacent and compatible categories that will best optimize the Company’s infrastructure.

In fiscal 2010, we will focus on:

•	leveraging our global product development capabilities to increase the flow and timeliness of new products;

•	seeking efficiencies to meaningfully lower our operating costs without impacting our ability to continue to grow our business;

•	increasing market penetration of our PC products, particularly in North America;

•	refining the market positioning of our brands to more effectively compete in all relevant categories and price-points;

•	continuing our discipline in working capital management and product placement profitability;

•	continuing to expand our portfolio of licensed properties;

•	continuing our efforts to maintain compliance with environmental regulations in all of the jurisdictions in which we do business;

•	identifying strategic opportunities for the expansion of products in adjacent and compatible categories, including transactions with companies for which products Mad Catz can leverage its global distribution capabilities;

•	continuing to expand our range of AirDrives portable audio headset products and distribution for the AirDrives line; and

•	continuing to pursue videogame publishing opportunities, with a particular emphasis on hardware-videogame bundles

Intellectual Property Needed to Produce our Products

Historically, a majority of our revenue has come from videogame accessories that are reverse engineered to work with videogame platforms sold by Sony, Nintendo and Microsoft. Some, but not all, of our products that are compatible with these videogame platforms have been produced under license agreements pursuant to which we received proprietary and other useful information, as well as the right to use first-party logos.

We currently do not have any license agreements with Sony. All of our current and historic product portfolio can be produced without a license from Sony. However, there is no guarantee that Sony will not alter their technologies to make unlicensed product offerings more difficult, cost prohibitive or impossible to produce. In the event that future Sony videogame platforms are developed or altered to become “closed systems” that cannot be reverse engineered, we would not be able to produce, manufacture and market accessories for those platforms without access to the applicable first-party proprietary information. Moreover, if Sony enters into license agreements with companies other than us for these “closed systems,” we would be placed at a substantial competitive disadvantage.

We have a peripheral and compatibility license from Microsoft covering specific product categories, including wireless specialty controllers, wired control pads, steering wheels, arcade sticks, flight sticks and dance mats for the Xbox 360 console. The license excludes light guns, cheat cards, memory units, wireless standard control pads and hard drives. The license will expire in March 2011.

We have a license from Nintendo for the rights to produce and distribute peripherals for the Rock Band videogame for the Wii system. The license will expire in June 2011.

From time to time, we acquire intellectual property licenses to augment the commercial appeal of our core products. We must obtain a license agreement before exploiting such intellectual property.

Product Development and Support

We develop products using a group of concept design, production and technical professionals, in coordination with our marketing and finance departments, with responsibility for the entire development and production process including the supervision and coordination of internal and external resources. Our hardware products are typically conceived and designed by our internal teams in San Diego, California, Bristol, England, Shenzen, China and Hong Kong, China. For these products we own the industrial design, and in most cases the tools, dies and molds used for production. From time to time, we also acquire the rights to produce and distribute products that are, or will be, independently created by third parties.

In addition, we seek out and engage independent third-party developers to create videogames and videogame enhancement products on our behalf. Such products are sometimes owned by us, and usually we have unlimited rights to commercially exploit these products. In other circumstances, the third-party developer may retain ownership of the intellectual property and/or technology included in the product and reserve certain exploitation rights. We typically select these independent third-party developers based on their expertise in developing products in a specific category. Each of our third-party developers is under contract with us for specific products. From time to time, we also acquire the license rights to distribute videogames that are or will be independently created by third-party publishers. In such cases, the agreements with such publishers provide us with exclusive distribution rights for a specific period of time, often for specified platforms and territories.

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

Manufacturing

Our accessory products are manufactured to our specifications by outsourced factories located predominantly in and around Shenzhen, China. The use of outsourced manufacturing facilities is designed to take advantage of specific expertise and allow for flexibility and scalability to respond to seasonality and changing demands for our products. Our videogame enhancement products are manufactured by outsourced replication companies in the United States, Hong Kong and Europe. In some instances, packaging and final assembly is performed at our distribution facility in California or by outsourced suppliers in the United States or Europe.

Distribution

Our products are sold to many of the world’s largest retailers of interactive entertainment products primarily on a direct basis without the use of intermediaries or distributors. We also appoint distributors in certain territories to service retail accounts not dealt with on a direct basis. We maintain a direct sales force in the United States, Europe and China. Direct shipping programs with certain customers, whereby the customer receives and takes title of the products directly in Hong Kong, are managed by our Asian operation. Until June 2009, we operated a leased 95,000 square foot distribution center in Mira Loma, California which services North American customers. This facility was replaced in June 2009 with a 101,000 square foot distribution center in Redlands, California. We also utilize two outsourced distribution centers and related logistics solutions for the European market, one in the United Kingdom and one in Germany. All freight is handled by outsourced transportation companies. We operate information systems, including electronic data interchange (EDI) and integrated warehouse management systems, to remain compliant with the requirements of our mass market retailers.

Principal Markets

The Company operates as one business segment, in the design, manufacture (primarily through third parties in Asia), marketing and distribution of videogame and PC accessories and videogames. In fiscal 2009, approximately 58% of our gross sales were generated by customers whose retail stores are located in the United States, 37% in Europe, 2% in Canada, and 3% in other countries, including Australia, Japan, Korea, New Zealand and Singapore. In fiscal 2008, approximately 59% of our gross sales were generated by customers whose retail stores are located in the United States, 36% in Europe, 3% in Canada, and 2% in other countries, including Australia, Japan, Korea, New Zealand and Singapore. In fiscal 2007, approximately 71% of our gross sales were generated by customers whose retail stores are located in the United States, 22% in Europe, 6% in Canada, and less than 1% in other countries

Customers

Our products are sold by many of the largest videogame and consumer accessories retailers in the world including Amazon.com, Best Buy, GameStop, Hollywood Video, Meijer, Target and Wal-Mart in the United States; Future Shop, GameStop/EB Games, in Canada and ASDA, Argos, Auchan, Carrefour, Curry’s, Dixons, Electronic Partner, Game, GameStation, GameStop, Media Markt, Micromania, PC World, ProMarkt, and Saturn in Europe.

In fiscal 2009, one of our customers, GameStop Inc., individually accounted for at least 10% of our gross sales, accounting for approximately 29% or our gross sales in fiscal 2009, taking into account all of its US and non-US entities. In fiscal 2008, one of our customers, GameStop Inc., individually accounted for at least 10% of our gross sales, accounting for approximately 33% of our gross sales in fiscal 2008. In fiscal 2007, two of our customers individually accounted for at least 10% of our gross sales. These customers, GameStop Inc. and Best Buy Co., Inc., together accounted for approximately 50% of our gross sales in fiscal 2007.

Competitive Environment

The primary markets in which we sell our products are the United States and Europe, and to a lesser extent, Canada. These markets are highly competitive, and we expect that we may face increased competition if additional companies enter these markets. Historically, price has been a significant competitive factor for interactive videogame and PC accessories. We believe that the other principal competitive factors that historically have affected retailer and consumer choice include value, product features, ease of use and installation, realism in simulation, name brand recognition, product styling and whether the product is licensed. Additional competitive factors from the perspective of the major retailers include margins, service, support, merchandising and promotional support, reliable and timely delivery, track record and electronic data interchange capability. We seek to differentiate our products through superior product design, packaging, product innovation, licensing and branding.

Our principal competitors for videogame and PC accessories include first-party manufacturers Microsoft, Nintendo and Sony, and third-party manufacturers including Accessories 4 Technology, ALS, Bensussen Deutsch, Big Ben, Core Gamer, Datel, Gamester, Genius, Griffin Technology, Intec, Hama GmbH & Co KG, Jöllenbeck GmbH, Katana Game Accessories, Inc., Logic3, Logitech, Naki, NYKO, Performance Designed Products LLC, Speedvision, Thrustmaster and Trust International B.V.

We believe that our products are targeted to a broad demographic group and that the major factors that will provide us with continued viability and competitive edge are licenses, low-cost products, quality, service, brands and retail relationships.

Employees

At March 31, 2009, we had 234 full-time employees in the following locations:

Location

United States	70
United Kingdom	43
Germany	21
France	7
Hong Kong	30
China	63

Total	234

Temporary employees are used in our distribution center in California, especially during the peak shipping months of October through December. Temporary employees during this period generally range between 10 and 20 hourly employees. Our ability to attract and retain qualified personnel is essential to our continued success. None of our employees are covered by a collective bargaining agreement, nor have we ever experienced any work stoppage and we believe that our employee relations are good.

Executive Officers of the Registrant

Our executive officers and their ages as of June 23, 2009, are as follows:

Name	Position	Age

Darren Richardson	President, Chief Executive Officer and Director of Mad Catz Interactive, Inc. and MCI	48
Stewart Halpern	Chief Financial Officer of Mad Catz Interactive, Inc. and MCI	52
Whitney Peterson	Vice President Corporate Development and General Counsel of MCI	44

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

Stewart Halpern has been our Chief Financial Officer since January 2007. Prior to joining us, Mr. Halpern served as Head of Finance of Rockstar Games, a division of Take Two Interactive Software, Inc., a publicly-traded videogame publisher, since 2005. Prior to his service with Rockstar Games, from 2002 to 2005, Mr. Halpern was Managing Director, Entertainment Equity Research at RBC Capital Markets, where he covered the videogame and entertainment industries. In addition, Mr. Halpern has held sell-side equity research positions at Banc of America Securities and ING Barings Furman Selz LLC, and, previously served for eight years in the investment banking department at Credit Suisse First Boston. Mr. Halpern also served for three years as the Chief Financial Officer of Rush Communications. Mr. Halpern earned a Bachelor of Science in Administrative Sciences from Yale College. He also earned a Masters of Public and Private Management degree from Yale School of Management.

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

Available Information

We provide our Annual Report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to those reports free of charge under “Investor Relations” on our website at www.madcatz.com as soon as reasonably practicable after we electronically file this material with, or furnish this material to, the SEC. The information contained on our website is not part of this Annual Report. You may also read and copy the documents to which we refer at the Public Reference Room maintained by the SEC at 100 F Street, N.E., Washington, D.C. 20549 on official business days during the hours of 10 a.m. to 3 p.m. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. In addition, the SEC maintains a web site that contains reports, proxy and information statements and other information regarding registrants that file electronically with the SEC at www.sec.gov.

We are required to file reports and other information with certain Canadian provincial securities commissions. You are invited to read and copy any reports, statements or other information, other than confidential filings, that we file with the provincial securities commissions. These filings are also electronically available from the Canadian System for Electronic Document Analysis and Retrieval (SEDAR) (http://www.sedar.com), the Canadian equivalent of the SEC’s Electronic Document Gathering And Retrieval System, as well as on our website at www.madcatz.com under “Investor Relations.”

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

The vast majority of our sales are generated from a small number of customers. Our top customer accounted for approximately 29% of our gross sales in fiscal 2009 and 33% of our gross sales in fiscal 2008, our top two customers accounted for approximately 50% of our gross sales in fiscal 2007. In fiscal 2009, our largest customer was GameStop Inc. Our top ten customers accounted for approximately 62% of gross sales in fiscal 2009, 70% of gross sales in fiscal 2008, and 82% of gross sales in fiscal 2007.

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

Videogame and PC accessories are widely available from manufacturers and other suppliers around the world. Each of our largest customers has substantially greater resources than we do, and has the ability to directly import or manufacture private-label videogame accessories from manufacturers and other suppliers, including from some of our own subcontract manufacturers and suppliers. Our customers may believe that higher profit margins can be achieved if they implement a direct import or private-label program, reducing sales of our products. As a consequence, our sales and profitability could decline significantly.

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

We generate our revenues from a number of frequently updated and enhanced “active products.” We define active products as products that have maintained a minimum level of average gross sales per quarter. Each product may be configured and sold in a number of different stock keeping units. We typically introduce new products and discontinue a similar number of products each year to maintain an optimal number of active products that we believe best supports our customers and the market. If we do not introduce new products in a timely and efficient manner and in accordance with our operating plans, our results of operations, financial condition and liquidity could be negatively and materially affected.

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

The typical life cycle of successful videogame and PC accessories and titles is similar to the life cycle of the relevant game platforms, which historically has ranged from two to ten years. Factors such as competition for access to retail shelf space, consumer preferences and seasonality could result in the shortening of the life cycle for older products and increase the importance of our ability to release new products on a timely basis. We must introduce new products in order to generate new revenues and/or to replace declining revenues from older products. The complexity of new platform technologies has, in some cases, resulted in higher development expenses, longer development cycles, and the need to carefully monitor and plan the product development process.

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

We depend upon third parties to develop products and videogames.

Our business is dependent upon the continued development of new and enhanced videogame platforms and videogames by first-party manufacturers, such as Sony, Microsoft and Nintendo, and videogames by publishers, including but not limited to, Activision, Electronic Arts, Ubisoft, Take-Two Interactive Software and THQ. Our business could suffer if any of these parties fail to develop new or enhanced videogame platforms or popular game and entertainment titles for current or future generation platforms. If a platform is withdrawn from the market or fails to sell, we may be forced to liquidate our inventories or accept returns resulting in significant losses.

New game platforms and development for multiple consoles create additional technical and business model uncertainties that could impact our business.

A significant portion of our revenues are derived from the sale of videogame accessories for use with proprietary videogame platforms, such as the Nintendo Wii, GameCube, Game Boy Advance, Game Boy Advance SP, DS and DSi; the Microsoft Xbox and Xbox 360; the Sony PlayStation 2, PlayStation 3 and PSP. The success of our products is significantly affected by commercial acceptance of such videogame platforms and the life cycle of older platforms. In addition, we anticipate that the research and development expenses incurred to develop compatible accessories for new and updated videogame platforms may impact our profitability.

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

Many of our products are value-priced or feature-enhanced versions of products offered by first-party manufacturers. Sales of products that compete with a similar first-party product generally comprise nearly half of our gross sales. In the event a first-party manufacturer or other competitor reduces its prices, we could be forced to respond by lowering our prices to remain competitive. If we are forced to lower prices, we may be required to “price protect” the products that remain unsold in our customers’ inventories at the time of the price reduction. Price protection results in us issuing a credit to our customers in the amount of the price reduction for each unsold unit in the customer’s inventory. Our price protection policies, which are customary in the videogame industry, can have a major impact on our sales and profitability if we are forced to reduce the price of products for which a large inventory exists. It is also likely that we will experience additional price competition, which may lead to price protection, as we continue to introduce new and enhanced products.

To the extent we introduce new versions of products or change our product sales mix, the rate of product returns may also increase above historical levels. Although we establish allowances for anticipated product returns and believe our existing policies have resulted in allowances that are adequate, there can be no assurance that such product return obligations will not exceed our allowances in the future, which would have a material adverse effect on our future operating results and financial condition.

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

Some of our license agreements with videogame console developers have expired or may expire within the next fiscal year, which could limit our product offerings and significantly reduce our revenues.

Historically, a majority of our revenues have come from the sale of videogame accessories for use with videogame consoles sold by first-party manufacturers. Some of these products have been produced under license agreements with these first-party manufacturers. Some of these licenses are necessary in order for us to actually produce and sell the products (“license dependent products”), while other licenses have some perceived or actual marketing or sales benefit, but do not dictate whether we can produce the product (“marketing licenses”). Some of these license agreements have expired and others may expire, which could limit our product offerings and significantly reduce our revenues.

In March 2009, we amended our license agreement with Microsoft Corporation under which we have the right to manufacture, market and sell certain peripheral products for the Xbox 360 videogame console (“Xbox 360 Agreement”). The products produced pursuant to the Xbox 360 Agreement are license-dependent products. The term of the Xbox 360 Agreement is two years, with automatic renewals for successive one-year periods unless either party provides written notice of its intention to terminate the license at least 90 days prior to the end of the current term. Should the Xbox 360 Agreement expire, be terminated for cause, or fail to be renewed, our product offerings may be limited thereby significantly reducing our revenues.

The collectibility of our receivables depends on the continued viability and financial stability of our retailers and distributors.

Due to the concentration of our sales to large high-volume customers, we maintain individually significant accounts receivable balances with these customers. As of March 31, 2009 and March 31, 2008, our 10 largest accounts receivable balances accounted for approximately 76% and 71% of total accounts receivable, respectively. We generally do not require any collateral from our customers to secure payment of these accounts receivable. However, we do seek to control credit risk through ongoing credit evaluations of our customers’ financial condition and by purchasing credit insurance on European retail accounts receivable balances. If any of our major customers were to default in the payment of their obligations to us, our business, financial condition, operating results and cash flows could be adversely affected.

On November 10, 2008, Circuit City, a customer representing less than 5% of our gross sales, filed for Chapter 11 bankruptcy. We have assessed the impact of the bankruptcy filing on our business and accordingly recorded a charge to bad debt expense of $465,000 for the fiscal year ended March 31, 2009 in relation to this account.

Risks Concerning Our Suppliers

The manufacture and supply of our products is dependent upon a limited number of third parties, and our success is dependent upon the ability of these parties to manufacture and supply us with sufficient quantities of our products and on the continued viability and financial stability of these third-party suppliers.

We rely on a limited number of manufacturers and suppliers for our products. There can be no assurance that these manufacturers and suppliers will be able to manufacture or supply us with sufficient quantities of products to ensure consumer availability. In addition, these parties may not be able to obtain the raw materials or to obtain the energy or oil supply required to manufacture sufficient quantities of our products. Moreover, there can be no assurance that such manufacturers and suppliers will not refuse to supply us with products, and independently market their own competing products in the future, or will not otherwise discontinue their relationships with or support of our Company. Our failure to maintain our existing manufacturing and supplier relationships, or to establish new relationships in the future, could have a material adverse effect on our business, results of operations, financial condition and liquidity. If our suppliers are unable or unwilling for any reason to supply us with a sufficient quantity of our products, our business, revenues, results of operations, financial condition and liquidity would be materially adversely affected. We obtain our GameShark videogame enhancement products from third-party suppliers, for which an alternative source may not be available. If any of our key suppliers became financially unstable, our access to these products might be jeopardized, thereby adversely affecting our business, cash flow, financial condition and operational results.

Production levels that do not match demand for our products could result in lost sales or a reduction in our gross margins.

The videogame and PC accessories industry is characterized by rapid technological change, frequent new product introductions, short-term customer commitments and rapid changes in demand. We determine production levels based on forecasts of the demand for our products. Actual demand for our products is difficult to forecast. If the actual demand for our products does not match the manufacture of our products, a number of problems could occur, including the loss of potential sales if production cannot be increased to match demand, and additional expenditures necessary to accelerate the production of some products, resulting in lower gross margins. Additionally, if customers find alternative sources of supply to meet their needs, our revenues, results of operations and financial condition could be adversely affected.

Any disruption of shipping and product delivery operations globally could harm our business.

We rely on contract ocean carriers to ship virtually all of our products from China to our primary distribution centers in the United States, Germany and the United Kingdom. Customers that take delivery of our products in China rely on a variety of carriers to ship those products to their distribution centers and retail outlets. We also rely on a number of sources of ground transportation to deliver our products from our primary distribution centers in the United States, the United Kingdom and Germany to our retail customers’ and distributors’ distribution centers and retail outlets. Any disruption or delay in the importation of our products, in the operation of our distribution centers or in the delivery of our products from our primary distribution centers to our retail customers’ and distributors’ distribution centers and retail outlets for any reason, including labor strikes or other labor disputes, terrorism, international incidents or lack of available shipping containers or vehicles, could significantly harm our business and reputation.

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

We have offices and sales throughout the world. Our registered office and a sales office are in Canada. Our operational headquarters is in San Diego, California. We also have offices in the United Kingdom, France, Germany, China and Hong Kong. Approximately 60% of our gross sales in fiscal year 2009 were generated by customers whose retail locations are in North America, and a substantial majority of our products are manufactured by third parties in Hong Kong and China. The geographical distances between our operations create a number of logistical and communications challenges. These challenges include managing operations across multiple time zones, directing the manufacture and delivery of products across long distances, coordinating procurement of components and raw materials and their delivery to multiple locations, and coordinating the activities and decisions of the management team, which is based in a number of different countries.

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

Occasionally in the videogame and PC accessories industry, successful products are “knocked-off” or copied by competitors. While we strive to protect our intellectual property, we cannot guarantee that knock-offs will not occur or that they will not have a significant effect on our business. The costs incurred in protecting our intellectual property rights could be significant, and there is no assurance that we will be able to successfully protect our rights.

Financing Risks

The amount of our outstanding debt may prevent us from taking actions we would otherwise consider in our best interest.

On November 20, 2007, in connection with the acquisition of our Saitek operations, we issued convertible notes with an aggregate principal amount of $14,500,000 (the “Saitek Notes”). The Saitek Notes bear interest at an annual interest rate equal to 7.5%. The first principal and interest payment under the Saitek Notes of $4,500,000 and $701,779, respectively, is due on October 31, 2009. The remaining principal and interest payment under the Saitek Notes of $10,000,000 and $2,451,162, respectively, is due on October 31, 2010. The Saitek Notes are convertible into shares of our common stock at any time up to the respective maturity date at a fixed conversion price of approximately $1.42 per share, representing a 15% premium to the average closing share price of our stock over the

15 trading days preceding the execution of the Stock Purchase Agreement relating to the Saitek acquisition. If fully converted, the Saitek Notes would convert into approximately 10,217,744 shares of our common stock.

On June 24, 2009, the terms of the Saitek Notes were amended as follows. The maturity of the Saitek Notes was extended to March 31, 2019 with annual principal and interest payments of $2,400,000 due beginning March 31, 2011 until the Saitek Notes are retired. The Saitek Notes will bear interest at 7.5% through March 31, 2014 and 9.0% thereafter. Quarterly cash payments for partial interest in the amount of approximately $45,000 are due beginning June 30, 2009, in addition to an interest payment of $500,000 due on October 31, 2009, and an interest payment of $596,035 due on March 31, 2010. In connection with the amendment of the Saitek Notes, the maturity term of the Saitek $847,000 completion note was also amended to require payment in full, including accrued interest, on March 31, 2010, from its previous maturity date of August 1, 2011. The debt represented by the conversion of and the limitations contained in the Saitek Notes could have material consequences on our business, including:

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

In addition to cash flow generated from sales of our products, we finance our operations with a Credit Facility (the “Credit Facility”) provided by Wachovia Capital Finance Corporation (Central) (“Wachovia”), formerly Congress Financial Corporation (Central), an unrelated party. The Credit Facility was renewed in 2006 extending the expiration until October 30, 2009. On June 23, 2009, we extended the Credit Facility until October 31, 2012 and reduced the Credit Facility from $35.0 million to $30.0 million. If we are unable to comply with the restrictive and financial covenants contained in the Credit Facility, Wachovia may declare the outstanding borrowings under the facility immediately due and payable. In such an event, our liquidity will be materially adversely affected, which could in turn have a material adverse impact on our future financial position and results of operations. We would be required to obtain additional financing from other sources. We cannot predict whether or on what terms additional financing might be available. If we are required to seek additional financing and are unable to obtain it, we may have to change our business and capital expenditure plans, which would have a materially adverse effect on our future results of operations.

The Credit Facility contains financial and other covenants that we are obligated to maintain. If we violate any of these covenants, we will be in default under the Credit Facility. If a default occurs and is not timely cured or waived by Wachovia, Wachovia could seek remedies against us, including: (1) penalty rates of interest, (2) immediate repayment of the debt or (3) foreclosure on assets securing the Credit Facility. No assurance can be given that we will maintain compliance with these covenants in the future. The Credit Facility is asset based and can only be drawn down in an amount to which eligible collateral exists and can be negatively impacted by extended collection of accounts receivable, unexpectedly high product returns and slow moving inventory, among other factors. We were in violation of a financial covenant as of December 31, 2008, which violation was waived by Wachovia. As of March 31, 2009, we were in compliance with all covenants.

If we need to obtain additional funds for any reason, including the termination of the Credit Facility or acceleration of amount due there under, increased working capital requirements, possible acquisitions or otherwise, there can be no assurance that alternative financing can be obtained on substantially similar or acceptable terms, or at all. Our failure to promptly obtain alternate financing could limit our ability to implement our business plan and have an immediate, severe and adverse impact on our business, results of operations, financial condition and liquidity. In the event that no alternative financing is available, we would be forced to drastically curtail operations, or dispose of assets, or cease operations altogether.

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

Our accounts receivable represented 28%, 16%, and 24% of our total assets as of March 31, 2009, 2008 and 2007, respectively. As a result of the substantial amount and concentration of our accounts receivable, if any of our major customers fails to timely pay us amounts owed, we could suffer a significant decline in cash flow and liquidity which could negatively affect our ability to make payments under our Credit Facility and which, in turn, could adversely affect our ability to borrow funds, to purchase inventory, to sustain or expand our current sales volume. Accordingly, if any of our major customers fails to timely pay us amounts owed, our sales and profitability may decline.

Increases in interest rates may increase our interest expense and adversely affect our profitability and cash flow and our ability to service indebtedness.

We depend, in a significant part, on borrowings under the Credit Facility to finance our operations. At March 31, 2009, the outstanding balance under the Credit Facility was $13.3 million. The interest rate applicable to the Credit Facility varies based on the U.S. prime rate plus 0.75%. The interest rate applicable to the Credit Facility pursuant to the extension, as of June 23, 2009, is the U.S. prime rate plus 2.00% or, at our option, LIBOR plus 3.5% with a LIBOR floor of 1.5%. The variable rate debt outstanding under the Credit Facility had a weighted average annual interest rate of approximately 4.5% for the year ended March 31, 2009. Increases in the interest rate under the Credit Facility will increase our interest expense, which could harm our profitability and cash flow.

We have a substantial amount of goodwill on our balance sheet that may have the effect of decreasing our earnings or increasing our losses in the event that we are required to recognize an impairment charge to goodwill.

As of March 31, 2009, $8.5 million of goodwill is recorded on our balance sheet, which represents the excess of the total purchase price of our acquisitions over the fair value of the net assets acquired. At March 31, 2009, goodwill represented 15.2% of our total assets.

In accordance with SFAS No. 142, Goodwill and Other Intangible Assets (“SFAS No. 142”), we perform an annual impairment review at the reporting unit level during the fourth quarter of each fiscal year or more frequently if we believe indicators of impairment are present. SFAS No. 142 requires that goodwill and certain intangible assets be assessed for impairment using fair value measurement techniques. Specifically, goodwill impairment is determined using a two-step process. The first step of the goodwill impairment test is used to identify potential impairment by comparing the fair value of a reporting unit with its carrying amount, including goodwill. If the fair value of a reporting unit exceeds its carrying amount, goodwill of the reporting unit is considered not impaired and the second step of the impairment test is unnecessary. If the carrying amount of a reporting unit exceeds its fair value, the second step of the goodwill impairment test is performed to measure the amount of impairment loss, if any. The second step of the goodwill impairment test compares the implied fair value of the reporting unit’s goodwill with the carrying amount of that goodwill. If the carrying amount of the reporting unit’s goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to that excess. We determined that we have one reporting unit and we assess fair value based on a review of our market capitalization as well as a discounted cash flow model, for which the key assumptions include revenue growth, gross profit margins, operating expense trends and our weighted average cost of capital. Given the volatility of our stock price and market capitalization, which fluctuates significantly throughout the year, we do not believe that our market capitalization is necessarily the best indicator of the fair value of our Company at any moment in time. However, we have determined that market capitalization over a sustained period, when considered with other factors may be an appropriate indicator of fair value. Further, to the extent the carrying amount of our reporting unit exceeds its market capitalization over a sustained period, an impairment may exist and require us to test for impairment. Accordingly, given that the carrying amount of our reporting unit had exceeded its market capitalization over a sustained period, we determined that a triggering event had occurred in the quarter ended December 31, 2008 and therefore recorded a goodwill impairment charge of $27.9 million during the year ended March 31, 2009. No assurance can be given that we will not be required to record additional goodwill impairments in future periods.

General Risk Factors

Acquired companies can be difficult to integrate, disrupt our business and adversely affect our operating results. The benefits we anticipate may not be realized in the manner anticipated.

The Company has made past acquisitions and may make future acquisitions with the expectation that these acquisitions would result in various benefits including, among other things, enhanced revenue and profits, greater market presence and development, particularly in Europe, and enhancements to our product portfolio and customer base. We may not realize these benefits, as rapidly as, or to the extent, anticipated by our management. Operations and costs incurred in connection with the integration of acquired companies with our other operating subsidiaries also could have an adverse effect on our business, financial condition and operating results. If these risks materialize, our stock price could be materially adversely affected.

Acquisitions involve numerous risks, including:

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

As a result, if we fail to properly evaluate, execute and integrate acquisitions, our business and prospects may be seriously harmed.

We must stay at the forefront of technology and any inability to do so would have a material adverse effect on our results of operations, financial condition and liquidity.

The videogame and PC accessories industry is characterized by rapid technological advances, evolving industry standards, frequent new product introductions and enhancements and changing customer requirements. Much of the development of our new product offerings is dependent upon our ability to reverse engineer first-party products as they are introduced by the manufacturers; and the introduction of products that prevent or delay our ability to effectively develop products through reverse engineering could prevent us from developing new products, which would harm our business operations, financial condition, results of operations and liquidity. The introduction of products embodying or based upon new technologies and the emergence of new industry standards could render our existing inventory of products obsolete, incompatible with new consoles and unmarketable. We believe that any future success will depend upon our ability to reverse engineer new videogame systems, introduce new products that keep pace with technological developments, respond to evolving end-user requirements and achieve market acceptance. If we cannot reverse engineer the next generation videogame platforms or fail to develop and introduce new enhancements or new products for existing platforms, or if changes to existing videogame platforms render our products out of date or obsolete, or if our intended customers do not accept these products, our business would be materially harmed.

Current economic, political and market conditions may adversely affect our revenue growth and operating results.

Our revenue and profitability are affected by global business and economic conditions, including the current crisis in the credit markets, particularly in the United States and Europe. Downturns in the global economy could have a significant impact on demand for our products. In a poor economic environment such as we are operating in today, there is a greater likelihood that more of our customers could become delinquent on their obligations to us or go bankrupt, which, in turn, could result in a higher level of charge-offs and provision for credit losses, all of which would adversely affect our earnings. Uncertainty created by the long-term effects of volatile oil prices, the global economic slowdown, continuation of the global credit crisis, the war in the Middle East, terrorist activities, potential pandemics, natural disasters and related uncertainties and risks and other geopolitical issues may impact the purchasing decisions of current or potential customers. Because of these factors, we believe the level of demand for our products and services, and projections of future revenue and operating results, will continue to be difficult to predict. If economic conditions in the United States and other key markets deteriorate further or do not show improvement, we may experience material adverse impacts to our business and operating results.

On November 10, 2008, Circuit City, a customer representing less than 5% of our sales, filed for Chapter 11 bankruptcy. We have assessed the impact of this bankruptcy filing on our business and accordingly recorded a charge to bad debt expense of $465,000 for the fiscal year ended March 31, 2009 in relation to this account.

Natural disasters or other events outside of our control may damage our facilities or the facilities of third parties on which we depend for the manufacture and distribution of our products.

Our North American distribution center and operational headquarters are located in California near major earthquake faults that have experienced earthquakes in the past. All of our facilities may be subject to a variety of natural or man-made disasters. An earthquake or other event outside our control, such as power shortages, floods, fires, monsoons, other severe weather conditions, terrorism or other similar events, could disrupt our operations or damage or destroy our facilities. Any of these disruptions could impair the manufacture or distribution of products, damage inventory, interrupt critical functions or otherwise affect our business negatively, harming our business operations and future financial condition, results of operations or liquidity. In addition, if the facilities of our third-

party product manufacturers are affected by similar activities beyond our control, our ability to obtain sufficient manufactured products could suffer or be impaired.

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

The videogame and PC accessories industry is highly seasonal and our operating results vary substantially from period to period. We generate a substantial portion of our sales during the holiday season. The high level of seasonality causes us to take significant risks in the purchase of inventory for the holiday season. There can be no guarantee that our customers or we will sell all of our inventories. Excess inventory at year-end may result in financial losses from obsolescence, reserves, returns and markdowns.

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

We may expand our operations or product offerings through the acquisition of additional businesses, products or technologies. Recent examples are the acquisitions of the Joytech assets and the Saitek business. There can be no assurance that we will be able to identify, acquire or profitably manage additional businesses or successfully integrate any acquired businesses, products or technologies into our Company without substantial expenses, delays or other operational or financial problems. Acquisitions involve a number of risks, some or all which could have a material adverse effect on our acquired businesses, products or technologies. Furthermore, there can be no assurance that any acquired business, product, or technology will be profitable or achieve anticipated revenues and income. Our failure to manage our acquisition strategy successfully could have a material adverse effect on our business, results of operations and financial condition.

Our operating results are exposed to changes in exchange rates.

We have net monetary asset and liability balances in foreign currencies other than the U.S. dollar, including the Pound Sterling, the Euro, the Canadian dollar, the Hong Kong dollar and the Chinese Yuan Renminbi (“CNY”). International sales primarily are generated by our subsidiaries in the United Kingdom, Germany and Canada, and are denominated typically in their local currency. The expenses incurred by these subsidiaries are also denominated in the local currency. As a result, our operating results are exposed to change in exchange rates between the U.S. dollar and the Pound Sterling, the Euro, the Canadian dollar, the Hong Kong dollar and the CNY. We do not currently hedge our foreign exchange risk, which historically has not been significant. We will continue to monitor our exposure to currency fluctuations, and, where appropriate, may use financial hedging techniques in the future to minimize the effect of these fluctuations, which may be significant from time to time.

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

The videogame and PC accessory market is highly competitive and the barriers to entry are low. Only a small percentage of products introduced in the market achieve any degree of sustained market acceptance. If our products are not successful, our operations and profitability will be negatively impacted. Competition in the videogame accessory industry is based primarily upon:

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

Any future terrorist attacks and other acts of violence or war may affect the demand for videogame and PC accessories, which may negatively affect our operations and financial results.

The continued threat of terrorism within the United States, Europe and the Middle East and the military action and heightened security measures in response to such threat may cause significant disruption to commerce throughout the world. To the extent that such disruptions result in delays or cancellations of customer orders, a general decrease in the demand for videogame accessories, or our inability to effectively market our products, our business and results of operations could be materially and adversely affected. We are unable to predict whether the threat of terrorism or the responses thereto will result in any long-term commercial disruptions or if such activities or responses will have a long-term material adverse effect on our business, results of operations, financial condition and liquidity.

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

Risk Factors Related to Our Internal Controls

If we fail to maintain an adequate system of internal controls, we may not be able to accurately report our financial results, which could cause current and potential shareholders to lose confidence in our financial reporting and in turn affect the trading price of our common stock.

Section 404 of the Sarbanes-Oxley Act and the related regulations require the management of public companies in the United States to evaluate and report on the companies’ systems of internal control over financial reporting. In addition, our independent registered public accountants will be required to attest to and report on our management’s evaluation beginning with our 2010 fiscal year. We have and will continue to incur significant expenses and management resources to comply with the requirements of Section 404 on an ongoing basis. We cannot be certain that the measures we have taken to assess, document, improve and validate through testing the adequacy of our internal control process over financial reporting will ensure that we maintain such adequate controls over our financial reporting process in the future. Failure to implement required new controls could cause us to fail to meet reporting obligations, which in turn could cause current and potential shareholders to lose confidence in our financial reporting. Inferior internal controls or the determination that our internal control over financial reporting is not effective might cause investors to lose confidence in our reported financial information, which could cause volatility in the market price of our shares.

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

MCI leases 16,000 square feet of office space for its headquarters at 7480 Mission Valley Road, Ste. 101, San Diego, California, 92108-4406. The lease is scheduled to expire on September 30, 2013.

MCI also leases a 95,000 square foot warehouse located at 12160 Philadelphia Street, Mira Loma, California, 91752-1188. The lease is scheduled to expire on June 30, 2009.

In March 2009, MCI entered into a lease for a 101,000 square foot warehouse located at 490 Nevada Street, Redlands, California, 92373 which will commence on July 1, 2009 and is scheduled to expire on June 30, 2015. This warehouse will replace the Mira Loma warehouse, whose lease will not be renewed upon expiration.

MCE leases business premises located at Office Unit 31 Shenley Pavilions, Shenley Wood, Milton Keynes, Buckinghamshire MK5 6LB. The lease is scheduled to expire on November 30, 2009.

MCE leases business premises in the United Kingdom located at Unit 4, West Point Row Great Park Road, Almondsbury, Bristol BS32 4QG. The lease is scheduled to expire on November 25, 2009. Part of the premises is subleased to a third party. The sublease is scheduled to expire on November 24, 2009.

MCIA leases business premises located at 138 ShaTin Rural Committee Road, Unit 1717-21, 17th Floor, Grand Central Plaza, Tower 2, ShaTin, New Territories, Hong Kong. The lease is scheduled to expire on September 30, 2011.

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

On or about January 23, 2009, Michele Graham, a former employee of MCI, filed an action in the Superior Court of California in the County of San Diego, styled, Michele Graham v. Mad Catz, Inc., Case No. 37-2009-00081888 CU-WT-CTL. In her complaint, Ms. Graham claims she was improperly terminated based on her age. Ms. Graham has requested $73,500 in special damages and $5.65 million in punitive damages. Mad Catz disputes Ms. Graham’s claims and intends to vigorously defend the action.

On or about March 5, 2009, Immersion Corporation filed an action against MCI alleging underpayment of royalties pursuant to several license agreements. The action was filed in the Superior Court of California in the

County of Santa Clara and is styled, Immersion Corporation v. Mad Catz, Inc., Case No. 109 CV 136562. Immersion claimed MCI owed unpaid royalties. Immersion and MCI agreed to settle the dispute for $300,000 to be paid out over a one year time period, and this amount was recorded in accrued liabilities as of March 31, 2009.

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

No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended March 31, 2009.

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

	American Stock Exchange		Toronto Stock Exchange
	(U.S. $)		(Canadian $)
	High	Low	High	Low

Fiscal 2009
Fourth Quarter	$0.45	$0.15	$0.50	$0.20
Third Quarter	0.61	0.25	0.62	0.25
Second Quarter	0.80	0.45	0.85	0.48
First Quarter	0.81	0.55	0.85	0.55
Fiscal 2008
Fourth Quarter	1.23	0.56	1.20	0.53
Third Quarter	1.39	0.95	1.32	0.92
Second Quarter	1.50	0.86	1.56	0.87
First Quarter	1.65	0.76	1.75	0.83

Holders

The closing sales price of our common stock on the American Stock Exchange was $0.35 on June 23, 2009, and there were approximately 225 shareholders of record of our common stock as of that date.

Dividends

We have never declared or paid any dividends and do not expect to pay any dividends in the foreseeable future.

Issuer Purchases of Equity Securities

Neither our Company nor any affiliated purchaser repurchased any of our equity securities during fiscal 2009.

The graph below compares the cumulative total shareholder return on the Common Stock of the Company from March 31, 2004 through and including March 31, 2009 with the cumulative total return on the S&P/TSX Composite Total Return Index, the AMEX Market Index and the stocks included in the Morningstar database under the Standard Industrial Code 3944 (Games & Toys, except Bicycles). The graph assumes the investment of $100 in the Company’s Common Stock and in each of the indexes on March 31, 2004 and reinvestment of all dividends. Unless otherwise specified, all dates refer to the last day of each year presented. The stock price information shown on the graph below is not necessarily indicative of future price performance.

COMPARISON OF 5-YEAR CUMULATIVE TOTAL RETURN
AMONG MAD CATZ INTERACTIVE, INC., AMEX MARKET
NDEX, S&P/TSX COMPOSITE INDEX AND SIC CODE INDEX

ASSUMES $100 INVESTED ON MAR. 31, 2004
ASSUMES DIVIDEND REINVESTED
FISCAL YEAR ENDING MAR. 31, 2009

	Fiscal Year Ended
	3/31/2004	3/31/2005	3/31/2006	3/31/2007	3/31/2008	3/31/2009
Mad Catz Interactive, Inc.	$100.00	$225.00	$77.78	$115.28	$86.11	$43.19

SIC Code Index	100.00	107.70	101.10	130.59	116.41	77.93

AMEX Market Index	100.00	104.76	128.58	138.27	135.45	88.87

S&P/TSX Composite Total Return	100.00	113.93	146.32	163.04	169.56	114.58

Companies included in the Standard Industrial Code 3944 peer group include: Action Products International, Inc.; Corgi International Ltd. ADS; Exx Inc. (Class A and Class B Shares); GameTech International, Inc.; Gaming Partners; Hasbro, Inc.; Jakks Pacific, Inc.; LeapFrog Enterprises, Inc.; Mad Catz Interactive, Inc.; Mattel, Inc.; and RC2 Corporation.

Item 6.	Selected Financial Data

The summary of financial information set forth below is derived from and should be read in conjunction with the financial statements and notes thereto included elsewhere in this Annual Report on Form 10-K.

The selected financial and operating data presented below should be read in conjunction with “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Item 8. Financial Statements and Supplementary Data” appearing elsewhere in this Annual Report on Form 10-K. Our statements of operations data for the years ended March 31, 2009, 2008 and 2007, and the balance sheet data at March 31, 2009 and 2008 are derived from the audited financial statements included elsewhere in this Annual Report on Form 10-K. The statements of operations data for the years ended March 31, 2006 and 2005 and the balance sheet data at March 31, 2007, 2006 and 2005 are derived from our audited financial statements that do not appear herein. Because of our acquisition of Saitek in November 2007, the consolidated statement of operations for the year ended March 31, 2008 only includes the results of the operations of Saitek since the date of the acquisition. Our historical results are not necessarily indicative of our results of operations to be expected in the future.

	Years Ended March 31,
	2009	2008	2007	2006	2005
	(In thousands of U.S. dollars, except share and per share data)

Consolidated Statements of Operations Data:
Net sales	$112,563	$87,737	$99,797	$100,945	$112,146
Cost of sales	80,558	58,841	74,703	88,147	85,225

Gross profit	32,005	28,896	25,094	12,798	26,921
Operating expenses:
Sales and marketing	13,216	10,304	8,923	12,252	10,053
General and administrative	14,968	11,004	8,244	7,915	6,998
Research and development	1,076	1,516	1,406	1,605	897
Goodwill impairment	27,887	—	—	—	—
Amortization	2,344	987	—	—	—

Total operating expenses	59,491	23,811	18,573	21,772	17,948

Operating income (loss)	(27,486)	5,085	6,521	(8,974)	8,973
Interest expense, net	(2,094)	(1,156)	(1,109)	(1,395)	(1,203)
Foreign exchange gain (loss), net	(462)	1,703	256	(765)	(582)
Other income	361	280	262	307	127

Income (loss) before income taxes	(29,681)	5,912	5,930	(10,827)	7,315
Income tax (expense) benefit	(2,933)	(2,744)	(2,225)	4,174	(2,733)

Net income (loss)	$(32,614)	$3,168	$3,705	$(6,653)	$4,582

Net income (loss) per share — basic	$(0.59)	$0.06	$0.07	$(0.12)	$0.09

Net income (loss) per share — diluted	$(0.59)	$0.06	$0.07	$(0.12)	$0.08

Shares used in calculation:
Basic	55,088,960	54,843,688	54,244,383	54,244,383	53,506,289
Diluted	55,088,960	55,314,438	55,036,591	54,244,383	54,481,162
Consolidated Selected Balance Sheet Data:
Cash	$2,890	$5,230	$2,350	$1,607	$1,085
Working capital	4,697	8,789	14,351	6,089	15,601
Goodwill and intangible assets, net	13,585	44,024	19,331	24,997	24,893
Total assets	55,601	91,321	55,218	68,735	79,136
Bank loan	13,272	11,470	1,345	8,581	12,100
Convertible notes payable including interest	16,051	14,901	—	—	—
Total shareholders’ equity	6,417	41,315	37,227	36,852	42,903

EBITDA RECONCILIATION (Unaudited)

EBITDA, a non-GAAP financial measure, represents net income before interest, taxes, depreciation and amortization. Prior to the third quarter of fiscal 2009, we had not recorded any goodwill impairment charges. To address the goodwill impairment charge recorded in fiscal 2009, we modified the calculation to exclude this non-operating, non-cash charge and defined the result as “Adjusted EBITDA”. We believe this to be a more meaningful measurement of performance than the previously calculated EBITDA. Adjusted EBITDA is not intended to represent cash flows for the period, nor is it being presented as an alternative to operating or net income as an indicator of operating performance and should not be considered in isolation or as a substitute for measures of performance prepared in accordance with generally accepted accounting principles. As defined, Adjusted EBITDA is not necessarily comparable to other similarly titled captions of other companies due to potential inconsistencies in the method of calculation. We believe, however, that in addition to the performance measures found in our financial statements, Adjusted EBITDA is a useful financial performance measurement for assessing our Company’s operating performance. Our management uses Adjusted EBITDA as a measurement of operating performance in comparing our performance on a consistent basis over prior periods, as it removes from operating results the impact of our capital structure, including the interest expense resulting from our outstanding debt, and our asset base, including depreciation and amortization of our capital and intangible assets. In addition, Adjusted EBITDA is an important measure for our lender. We calculate Adjusted EBITDA as follows (in thousands):

	Years Ended March 31,
	2009	2008	2007	2006	2005
	(In thousands of US dollars)

Net income (loss)	$(32,614)	$3,168	$3,705	$(6,653)	$4,582
Adjustments:
Interest expense	2,094	1,156	1,109	1,395	1,203
Income tax expense (benefit)	2,933	2,744	2,225	(4,174)	2,733
Depreciation and amortization	4,193	2,910	1,938	1,904	1,852

EBITDA	(23,394)	9,978	8,977	(7,528)	10,370
Goodwill impairment	27,887	—	—	—	—

Adjusted EBITDA	$4,493	$9,978	$8,977	$(7,528)	$10,370

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Overview

Our Business

We are a leading provider of videogame accessories, PC game accessories, PC input devices, multimedia audio products, chess and intelligent games and videogames primarily marketed under the Mad Catz, Saitek, GameShark and Joytech brands. We also produce for selected customers a limited range of products which are marketed on a “private label” basis. We design, manufacture (primarily through third parties in Asia), market and distribute accessories for all major videogame platforms, the PC and, to a lesser extent the iPod and other audio devices. Our products include control pads, steering wheels, joysticks, memory cards, video cables, light guns, dance pads, microphones, car adapters, carry cases, mice, keyboards and headsets. We also market videogame enhancement products and publish videogames.

In September 2007, we acquired certain assets of Joytech from Take-Two Interactive Software, Inc. (NASDAQ: TTWO) for approximately $3 million. The assets acquired included inventories, property and equipment and intangible assets such as trademarks, customer relationships and product lines.

In November 2007, we acquired all of the outstanding stock of a private holding company that owns Saitek, a leading provider of PC game accessories, PC input devices, multimedia audio products, chess and intelligent games, for approximately $33.5 million, including transaction costs and restructuring accruals totaling $3.2 million. We acquired all of Saitek’s net tangible and intangible assets, including trademarks, tradenames, customer relationships and product lines.

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

Foreign Currency

Approximately 42% of our annual sales are transacted outside the United States. The majority of our international business is presently conducted in currencies other than the U.S. dollar. Foreign currency transaction gains and losses arising from normal business operations are credited to or charged against earnings in the period incurred. As a result, fluctuations in the value of the currencies in which we conduct our business relative to the U.S. dollar will cause currency transaction gains and losses, which we have experienced in the past and continue to experience. Due to the substantial volatility of currency exchange rates, among other factors, we cannot predict the effect of exchange rate fluctuations upon future operating results. There can be no assurances that we will not experience currency losses in the future. To date we have not hedged against foreign currency exposure and we cannot predict the effect foreign currency fluctuations will have on us in the future.

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

Revenue Recognition

We evaluate the recognition of revenue based on the applicable provisions of Staff Accounting Bulletin No. 104, Revenue Recognition. Accordingly, we recognize revenue when each of the following have occurred (1) there is persuasive evidence that an arrangement with our customer exists, which is generally a customer purchase order, (2) the products are delivered, which generally occurs when the products are shipped and risk of loss has been transferred to the customer, (3) the selling price is fixed or determinable and (4) collection of the customer receivable is deemed reasonably assured. Our payment arrangements with customers typically provide net 30 and 60-day terms. All of our arrangements are single element arrangements and there are no undelivered elements after the point of shipment.

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

Our customer base is highly concentrated and a deterioration of a significant customer’s financial condition, or a decline in the general economic conditions could cause actual write-offs to be materially different from the estimated allowance. As of March 31, 2009, one customer, Gamestop, represented 33% of total accounts receivable. The customers comprising the ten highest outstanding trade receivable balances accounted for approximately 76% of total accounts receivables as of March 31, 2009. If any of these customer’s receivable balances should be deemed uncollectible, we would have to make adjustments to our allowance for doubtful accounts, which could have a significant adverse effect on our financial condition and results of operations in the period the adjustments are made.

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

Valuation of Goodwill

In accordance with Statement of Financial Accounting Standard (“SFAS”) No. 142, “Goodwill and Other Intangible Assets” (“SFAS No. 142”), we perform an annual impairment review at the reporting unit level during the fourth quarter of each fiscal year or more frequently if we believe indicators of impairment are present. SFAS No. 142 requires that goodwill and certain intangible assets be assessed for impairment using fair value measurement techniques. Specifically, goodwill impairment is determined using a two-step process. The first step of the goodwill impairment test is used to identify potential impairment by comparing the fair value of a reporting unit with its carrying amount, including goodwill. If the fair value of a reporting unit exceeds its carrying amount, goodwill of the reporting unit is considered not impaired and the second step of the impairment test is unnecessary. If the carrying amount of a reporting unit exceeds its fair value, the second step of the goodwill impairment test is performed to measure the amount of impairment loss, if any. The second step of the goodwill impairment test compares the implied fair value of the reporting unit’s goodwill with the carrying amount of that goodwill. If the carrying amount of the reporting unit’s goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to that excess. We performed step one of the annual goodwill impairment test in the fourth quarter of fiscal year 2008 and determined that the fair value of our reporting unit exceeded its net book value. Therefore, step two was not required. Given a prolonged decline in the market capitalization of the Company, an additional goodwill impairment test was performed in the third quarter of fiscal year 2009 at which time it was determined impairment did exist. Accordingly, the Company performed the step two analysis and recorded an impairment charge of $27.9 million during the year ended March 31, 2009. Significant judgments are required to estimate the fair value of our reporting unit and we assess its fair value based on a review of our market capitalization and control premium, as well as a discounted cash flow model, for which the key assumptions include revenue growth, gross profit margins, operating expense trends and our weighted average cost of capital.

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

Valuation of Deferred Income Taxes

We record valuation allowances to reduce our deferred tax assets to an amount that we believe is more likely than not to be realized. We consider estimated future taxable income and ongoing prudent and feasible tax planning strategies, including reversals of deferred tax liabilities, in assessing the need for a valuation allowance. If we were to determine that we will not realize all or part of our deferred tax assets in the future, we would make an adjustment to the carrying value of the deferred tax asset, which would be reflected as income tax expense. Conversely, if we were to determine that we will realize a deferred tax asset, which currently has a valuation allowance, we would reverse the valuation allowance which would be reflected as an income tax benefit or as an adjustment to stockholders’ equity, for tax assets related to stock options, or goodwill, for tax assets related to acquired businesses.

In determining taxable income for financial statement reporting purposes, we must make certain estimates and judgments. These estimates and judgments are applied in the calculation of certain tax liabilities and in the determination of the recoverability of deferred tax assets, which arise from temporary differences between the recognition of assets and liabilities for tax and financial statement reporting purposes. In the ordinary course of our business, there are many transactions and calculations where the tax law and ultimate tax determination is uncertain. As part of the process of preparing our consolidated financial statements, we are required to estimate our income taxes in each of the jurisdictions in which we operate prior to the completion and filing of tax returns for such periods. This process requires estimating both our geographic mix of income and our uncertain tax positions in each jurisdiction where we operate. These estimates involve complex issues and require us to make judgments about the likely application of the tax law to our situation, as well as with respect to other matters, such as anticipating the positions that we will take on tax returns prior to our actually preparing the returns and the outcomes of disputes with tax authorities. The ultimate resolution of these issues may take extended periods of time due to examinations by tax authorities and statutes of limitations. In addition, changes in our business, including acquisitions, changes in our international corporate structure, changes in the geographic location of business functions or assets, changes in the geographic mix and amount of income, as well as changes in our agreements with tax authorities, valuation allowances, applicable accounting rules, applicable tax laws and regulations, rulings and interpretations thereof, developments in tax audit and other matters, and variations in the estimated and actual level of annual pre-tax income can affect the overall effective income tax rate.

In addition, the calculation of our tax liabilities involves dealing with uncertainties in the application of complex tax rules and the potential for future adjustment of our uncertain tax positions by the Internal Revenue Service or other taxing jurisdiction. If our estimates of these taxes are greater or less than actual results, an additional tax benefit or charge will result.

RESULTS OF OPERATIONS

Fiscal Year Ended March 31, 2009 Compared to Fiscal Year Ended March 31, 2008

Net Sales

From a geographical perspective, our net sales for the fiscal years ended March 31, 2009 and 2008 were as follows (in thousands):

	Year Ended		Year Ended
	March 31, 2009		March 31, 2008		$	%
	Net Sales	% of Total	Net Sales	% of Total	Change	Change

United States	$65,003	58%	$52,129	59%	$12,874	24.7%
Europe	41,442	37%	31,257	36%	10,185	32.6%
Canada	1,974	2%	2,806	3%	(832)	(29.7)%
Other countries	4,144	3%	1,545	2%	2,599	168.2%

Consolidated net sales	$112,563	100%	$87,737	100%	$24,826	28.3%

Net sales in fiscal 2009 increased 28.3% from fiscal 2008. Net sales in the United States increased $12.9 million over the prior year primarily due to a full year of sales related to the Saitek acquisition being included in the fiscal 2009 results and the release of new products. Due to the cyclical nature of the gaming console industry we believe that the sales of current generation accessories will continue to increase compared to the prior generation products as current generation consoles reach full adoption and more demand is driven by the release of current generation games. In fiscal year 2009 we did not have a license to manufacture wireless control pads for the Xbox 360 or controllers for Nintendo’s Wii, the leading console gaming platforms. As a result of this circumstance, sales of control pads decreased both in absolute dollars and as a percentage of sales. In the United States sales of products for the PlayStation 2 and Xbox have declined in fiscal 2009 compared to fiscal 2008, partially offset by an increase in sales of products for the Xbox 360, PlayStation 3 and the Wii. Net sales in Europe increased $10.2 million primarily due to a full year of sales related to the acquisition of Saitek being included in the fiscal 2009 results. Sales also increased due to the continued expansion of market penetration of our console videogame peripherals products.

Net sales in Canada declined by $0.8 million primarily due to a decline in core product sales (primarily non-licensed control pads) to existing customers, as well as the Company’s elimination of low margin and unprofitable product placements.

Net sales to other countries increased by $2.6 million, primarily due to a full year of sales related to the acquisition of Saitek being included in the fiscal 2009 results.

Our sales by quarter were as follows (in thousands):

	Year Ended		Year Ended
	March 31, 2009		March 31, 2008
	Net Sales	% of Total	Net Sales	% of Total

1st quarter	$23,226	21%	$14,631	17%
2nd quarter	25,750	23%	16,876	19%
3rd quarter	40,817	36%	34,316	39%
4th quarter	22,770	20%	21,914	25%

Total	$112,563	100%	$87,737	100%

In fiscal 2009, first quarter sales included the launch of the Wii Fit silicone cover, second quarter sales included the launch of the Rock Band Fender Precision bass replica for the Xbox 360, third quarter sales included the launch of the universal Rock Band 2 Double Cymbal expansion pack and fourth quarter included the launch of the Fight Pad, Fight Stick and Tournament Edition Fight Stick for use with the Street Fighter IV games. In fiscal 2008, first quarter sales included the launch of the Bluetooth headset for the PlayStation 3, second quarter sales included Halo 3 licensed products, third quarter sales included the launch of our racing wheel for the PlayStation 3, as well as licensed products for Assassin’s Creed and Mass Effect and the fourth quarter did not include any material new product launches.

Our sales by product group are as follows:

	Year Ended March 31,
	2009	2008

PC	31%	15%
Xbox 360	19%	17%
Handheld Consoles(a)	17%	18%
Wii	15%	6%
PlayStation 3	8%	13%
PlayStation 2	3%	12%
GameCube	2%	7%
Xbox	1%	4%
All others	4%	8%

Total	100%	100%

(a)	Handheld consoles include Sony PSP and Nintendo Game Boy Advance, Game Boy Advance SP, DS, DS Lite and Micro.

Our sales by product category are as follows:

	Year Ended March 31,
	2009	2008

Personal computer products	31%	15%
Accessories	29%	17%
Control pads	23%	30%
Bundles	7%	14%
Games(b)	1%	4%
Steering wheels	1%	3%
Memory	1%	3%
All others	7%	14%

Total	100%	100%

(b)	Games category includes GameShark videogame enhancement products in addition to videogames with related accessories.

Gross Profit

Gross profit is defined as net sales less cost of sales. Cost of sales consists of product costs, cost of licenses and royalties, cost of freight-in and freight-out and distribution center costs, including depreciation and other overhead costs.

The following table presents net sales, cost of sales and gross profit for fiscal years ended March 31, 2009 and 2008 (in thousands):

	Year Ended March 31,
	2009		2008
		% of		% of	$	%
	Amount	Net Sales	Amount	Net Sales	Change	Change

Net sales	$112,563	100.0%	$87,737	100.0%	$24,826	28.3%
Cost of sales	80,558	71.6%	58,841	67.1%	21,717	36.9%

Gross profit	$32,005	28.4%	$28,896	32.9%	$3,109	10.8%

Gross profit in fiscal 2009 increased 10.8% from fiscal 2008, and gross profit as a percentage of net sales decreased to 28.4% in fiscal 2009 from 32.9% in fiscal 2008. The decrease in gross profit margin was predominately due the increased value of the U.S. dollar which decreased gross margin by approximately 4.4 percentage points. The remaining decrease in gross margin is attributable to a variety of small factors. Absent significant change in the value of the U.S. dollar, we expect our gross profit margin to stay within a reasonable range of plus or minus two and one-half points of our fiscal 2009 gross margin.

Operating Expenses

Operating expenses for fiscal years ended March 31, 2009 and 2008 were as follows (in thousands):

	March 31,	% of	March 31,	% of	$	%
	2009	Net Sales	2008	Net Sales	Change	Change

Sales and marketing	$13,216	11.7%	$10,304	11.8%	$2,912	28.3%
General and administrative	14,968	13.3%	11,004	12.5%	3,964	36.0%
Research and development	1,076	1.0%	1,516	1.7%	(440)	(29.0)%
Goodwill impairment	27,887	24.8%	—	—	27,887	100.0%
Amortization of intangibles	2,344	2.1%	987	1.1%	1,357	137.5%

Total operating expenses	$59,491	52.9%	$23,811	27.1%	$35,680	149.8%

Sales and Marketing Expenses.  Sales and marketing expenses consist primarily of payroll, commissions, participation at trade shows and travel costs for our worldwide sales and marketing staff, advertising and costs of operating our GameShark.com website. The increase in sales and marketing expense of $2.9 million is primarily due to a full year of expense related to the Saitek and Joytech operations being included in the fiscal 2009 results, which accounted for $2.9 million of the increase, and the fact that a significant portion of sales and marketing expense is variable to sales. Sales and marketing expenses as a percentage of net sales remained relatively flat from fiscal year 2008 to fiscal year 2009. We expect sales and marketing expenses as a percentage of net sales in fiscal 2010 to decline modestly.

General and Administrative.  General and administrative expenses include salaries and benefits for our executive and administrative personnel, facilities costs and professional services, such as legal and accounting, and bad debt expense. The increase in general and administrative expenses of $4.0 million is primarily due to a full year of expense related to the Saitek operations being included in the fiscal 2009 results which accounted for $2.2 million of the increase, increased employee related expenses at our U.S. subsidiary which accounted for $0.7 million of the increase, higher accounting fees which accounted for $0.5 million of the increase and bad debt expense, principally related to the Circuit City bankruptcy, which accounted for $0.5 million of the increase. We expect general and administrative expenses as a percentage of net sales in fiscal 2010 to decline.

Research and Development.  Research and development expenses include the costs of developing and enhancing new and existing products in addition to the costs of developing games. The decrease in research and development is primarily due to decreased videogame development costs as we had no videogame game titles in development during the period.

Goodwill Impairment.  Given a prolonged decline in the market capitalization of the Company noted through the third quarter of fiscal year 2009, which is the Company’s strongest quarter given its seasonality, a goodwill impairment test was performed, at which time it was determined an impairment did exist. Accordingly, the Company performed the step two analysis and recorded an impairment charge of $27.9 million during the year ended March 31, 2009.

Amortization of Intangibles.  Amortization of intangibles increased due to a full year of amortization of the Joytech and Saitek intangibles being recorded in fiscal 2009.

Interest Expense, Foreign Exchange Gain and Other Income

Interest expense, foreign exchange gain (loss) and other income for fiscal years ended March 31, 2009 and 2008 was as follows (in thousands):

	March 31,	% of	March 31,	% of	$	%
	2009	Net Sales	2008	Net Sales	Change	Change

Interest expense	$(2,094)	1.9%	$(1,156)	1.3%	$(938)	(81.1)%
Foreign exchange (loss) gain	$(462)	0.4%	$1,703	1.9%	$(2,165)	(127.1)%
Other income	$361	0.3%	$280	0.3%	$81	28.9%

Interest expense in fiscal 2009 increased from the prior year due to an increase in total debt outstanding attributable to financing the Saitek acquisition, partly offset by a decline in the line of credit interest rate during the period. The foreign exchange loss in fiscal 2009 compared to the fiscal 2008 gain resulted primarily from the loss in relative value between the British pound and the Euro against the U.S. dollar. Other income primarily consisted of advertising income from our GameShark.com website. Other income is materially consistent year to year.

Provision for Income Taxes

Income tax expense for fiscal years ended March 31, 2009 and 2008 was as follows (in thousands):

March 31,	Effective	March 31,	Effective	$	%
2009	Tax Rate	2008	Tax Rate	Change	Change

$2,933	(9.9)%	$2,744	46.4%	$189	6.9%

The Company’s effective tax rate is a blended rate for different jurisdictions in which the Company operates. Our effective tax rate fluctuates depending on the composition of our taxable income between the various jurisdictions in which we do business, including our U.S. operating company, and our Canadian and French entities for which we provide full valuation allowances against their losses. The decrease in effective tax rate in fiscal 2009 versus fiscal 2008 is primarily a result of the impact of the non-deductible goodwill impairment charge and the recognition of a valuation allowance on our U.S. deferred tax assets in fiscal 2009.

Fiscal Year Ended March 31, 2008 Compared to Fiscal Year Ended March 31, 2007

Net Sales

From a geographical perspective, our net sales for the fiscal years ended March 31, 2008 and 2007 were as follows (in thousands):

	Year Ended		Year Ended
	March 31, 2008		March 31, 2007		$	%
	Net Sales	% of Total	Net Sales	% of Total	Change	Change

United States	$52,129	59%	$71,168	71%	$(19,039)	(26.8)%
Europe	31,257	36%	22,163	22%	9,094	41.0%
Canada	2,806	3%	6,355	7%	(3,549)	(55.8)%
Other countries	1,545	2%	111	0%	1,434	1,291.9%

Consolidated net sales	$87,737	100%	$99,797	100%	$(12,060)	(12.1)%

Net sales in fiscal 2008 decreased 12.1% from fiscal 2007. Net sales in the United States decreased $19.0 million over the prior year primarily due to our continuing efforts to reduce sales of low margin and unprofitable products and declines in sales of accessories relating to the prior generation videogame console platforms. The sales decline was partially offset by increased sales of accessories relating to current generation videogame console platforms. Due to the cyclical nature of the gaming console industry we believe that the sales of current generation accessories will continue to increase compared to the prior generation products as current generation consoles reach full adoption and more demand is driven by the release of current generation games. We do not currently have a license to manufacture wireless control pads for the Xbox 360 or controllers for Nintendo’s Wii, to date the leading console gaming platforms. As a result, sales of control pads decreased both in absolute dollars and as a percentage of sales. In the United States sales of products for the PlayStation 2 and Xbox declined, partially offset by an increase in sales of products for the Xbox 360, PlayStation 3 and the Wii. The decline in consolidated net sales was also partially offset by a 16.3% increase in sales due to the Saitek acquisition.

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

Our sales by quarter were as follows (in thousands):

	Year Ended		Year Ended
	March 31, 2008		March 31, 2007
	Net Sales	% of Total	Net Sales	% of Total

1st quarter	$14,631	17%	$18,163	18%
2nd quarter	16,876	19%	25,797	26%
3rd quarter	34,316	39%	36,474	37%
4th quarter	21,914	25%	19,363	19%

Total	$87,737	100%	$99,797	100%

In fiscal 2008, first quarter sales included the launch of the Bluetooth headset for the PlayStation 3, second quarter sales included Halo 3 licensed products, third quarter sales included the launch of our racing wheel for the PlayStation 3, as well as licensed products for Assassin’s Creed and Mass Effect and fourth quarter did not include any material new product launches. In fiscal 2007, first quarter sales included the launch of the Real World Golf 2 videogame and accessory, third quarter sales included the Gears of War faceplate accessory and fourth quarter sales included the launch of our wireless control pads for PlayStation 3.

Our sales by product group are as follows:

	Year Ended March 31,
	2008	2007

PlayStation 2	12%	27%
PlayStation 3	13%	4%
Xbox	4%	11%
Xbox 360	17%	16%
GameCube	7%	11%
Wii	6%	2%
Handheld Consoles(a)	18%	14%
PC	15%	0%
All others	8%	15%

Total	100%	100%

(a)	Handheld consoles include Sony PSP and Nintendo Game Boy Advance, Game Boy Advance SP, DS, DS Lite and Micro.

Our sales by product category are as follows:

	Year Ended March 31,
	2008	2007

Control pads	30%	41%
Bundles	14%	10%
Games(b)	4%	13%
Accessories	17%	13%
Steering wheels	3%	5%
Memory	3%	3%
Personal computer products	15%	0%
All others	14%	15%

Total	100%	100%

(b)	Games includes GameShark videogame enhancement products in addition to videogames with related accessories.

Gross Profit

Gross profit is defined as net sales less cost of sales. Cost of sales consists of product costs, cost of licenses and royalties, cost of freight-in and freight-out and distribution center costs, including depreciation and other overhead costs.

The following table presents net sales, cost of sales and gross profit for fiscal years ended March 31, 2008 and 2007 (in thousands):

	Year Ended March 31,
	2008		2007
		% of		% of	$	%
	Amount	Net Sales	Amount	Net Sales	Change	Change

Net sales	$87,737	100.0%	$99,797	100.0%	$(12,060)	(12.1)%
Cost of sales	58,841	67.1%	74,703	74.9%	(15,862)	(21.2)%

Gross profit	$28,896	32.9%	$25,094	25.1%	$3,802	15.2%

Gross profit in fiscal 2008 increased 15.2% from fiscal 2007, and gross profit as a percentage of net sales increased to 32.9% in fiscal 2008, from 25.1% in fiscal 2007. The increase in gross profit margin was largely due to a reduction in sales of low margin and unprofitable products and an increase in sales of higher margin products, which increased margins by approximately 8 percentage points. A reduction in royalty and license expenses increased profit margin by approximately 1 percentage point. A reduction in freight expense due to a higher mix of direct imports to customers and renegotiated shipping rates increased profit margin by approximately 1 percentage point. These increases in profit margin were partially offset by a reduction in cost credits received due to a decrease in goods returned to vendors in fiscal 2008, which decreased profit margin by approximately 2 percentage points. The increases were further reduced by a rise in distribution handling cost in Europe causing a 1 percentage point decrease in profit margin and an increase of obsolete and scrap inventory expense decreased profit margin by half of a percentage point. There was an increase in the gross profit margin of approximately 1 percentage point due to the Saitek acquisition, as Saitek’s products historically have generated a higher gross profit margin than Mad Catz.

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

Sales and Marketing Expenses.  Sales and marketing expenses consist primarily of payroll, commissions, promotions, participation at trade shows and travel costs for our worldwide sales and marketing staff, advertising and costs of operating our GameShark.com website. The increase in sales and marketing expense of 15.5% is due to the Saitek acquisition. The increase in sales and marketing expense as a percentage of net sales is due to an increase in the fixed portion of these expenses in a period in which sales declined on a year-over-year basis. Excluding the impact of the Saitek acquisition, sales and marketing expenses declined 9.1%, largely due to decreased cooperative advertising expenses which are formulaically tied to sales volume, partially offset by higher salary expenses relating to an increase in the Mad Catz European sales force and the hiring of a new Director of Marketing in the United States.

General and Administrative.  General and administrative expenses include salaries and benefits for our executive and administrative personnel, facilities costs and professional services, such as legal and accounting. The increase in general and administrative expenses of 33.5% is primarily due to the Saitek acquisition, which accounted for 69.7% of the increase. Also contributing to the increase were higher accruals pursuant to the executive and non-executive incentive compensation plans adopted by the Board of Directors, higher fees due to our first year of compliance with Sarbanes-Oxley and higher professional fees related to our integration of the Saitek acquisition. Offsetting these increases was a 1.1% decrease in general and administrative expenses due to lower legal expenses resulting from less litigation activity during fiscal 2008 compared to fiscal 2007.

Research and Development.  Research and development expenses include the costs of developing and enhancing new and existing products in addition to the costs of developing games. The increase in research and development is primarily a result of the acquisition of Saitek, partially offset by decreased videogame development costs as we had no videogame game titles in development during the period.

Amortization of Intangibles.  Amortization of intangibles increased due to the acquisitions of Joytech and Saitek.

Interest Expense, Foreign Exchange Gain and Other Income

Interest expense, foreign exchange gain and other income for fiscal years ended March 31, 2008 and 2007 was as follows (in thousands):

	March 31,	% of	March 31,	% of	$	%
	2008	Net Sales	2007	Net Sales	Change	Change

Interest expense	$(1,156)	1.3%	$(1,109)	1.1%	$(47)	4.2%
Foreign exchange gain	$1,703	1.9%	$256	0.3%	$1,447	565.2%
Other income	$280	0.3%	$262	0.3%	$18	6.9%

Interest expense in fiscal 2008 increased from the prior year due to an increase in total debt outstanding attributable to financing the Saitek acquisition, partly offset by a decline in the average balance of our line of credit for working capital needs and a decline in the line of credit interest rate during the period. The increase in foreign exchange gain in fiscal 2008 compared to fiscal 2007 results primarily from the gain in relative value between the British pound, the functional currency of our MCE entity, and the Euro, the currency used by a significant number of its customers. The currency fluctuations against the U.S. dollar during the year also contributed to this gain. Other income primarily consists of advertising income from our GameShark.com website.

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

Impact of Recently Issued Accounting Standards

In February 2008, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position (“FSP”) FAS 157-2, which delays the effective date of Statement of Financial Accounting Standards (“SFAS”) No. 157 Fair Value Measurements (“SFAS No. 157”) for all non-recurring fair value measurements of non-financial assets and non-financial liabilities until fiscal years beginning after November 15, 2008, which will be the Company’s fiscal year 2010. The Company is currently evaluating the financial impact that FSP FAS. 157-2 will have, but expects that the financial impact, if any, will not be material on its Consolidated Financial Statements.

In October 2008, the FASB issued FSP FAS 157-3, which clarifies the application of SFAS No. 157 in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. FSP FAS 157-3 is effective upon its issuance, including prior periods for which financial statements have not been issued. The adoption of FSP FAS 157-3 did not have a material impact on the Company’s Consolidated Financial Statements.

In April 2009, the FASB issued FSP FAS 157-4, which provides guidance on how to determine the fair value of assets and liabilities when the volume and level of activity for the asset or liability has significantly decreased when compared with normal market activity for the asset or liability as well as guidance on identifying circumstances that indicate a transaction is not orderly. FSP FAS 157-4 is effective for interim and annual periods ending after June 15, 2009, which is the Company’s first quarter of fiscal 2010. The Company is currently evaluating the financial impact that FSP FAS. 157-4 will have, but expects that the financial impact, if any, will not be material on its Consolidated Financial Statements.

In December 2007, the FASB issued SFAS No. 141R Business Combinations (“SFAS No. 141R”), which establishes the principles and requirements for how an acquirer in a business combination (1) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed and any non-controlling interest in the acquiree, (2) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase and (3) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. In April 2009, the FASB issued FSP FAS 141R-1, which amends the initial recognition and measurement, subsequent measurement and accounting, and disclosure of assets and liabilities arising from contingencies in a business combination. SFAS No. 141R and FSP FAS 141R-1 are effective beginning with the Company’s fiscal 2010. The impact of the adoption of SFAS No. 141R and FSP FAS 141R-1 on the Company’s results of operations and financial position will depend on the nature and extent of business combinations that it completes, if any, in or after fiscal 2010.

In April 2008, the FASB issued FSP FAS 142-3, which amends the factors to be considered in determining the useful life of intangible assets. Its intent is to improve the consistency between the useful life of an intangible asset and the period of expected cash flows used to measure its fair value. FSP FAS 142-3 is effective for fiscal years beginning after December 15, 2008, which will be the Company’s fiscal year 2010. The impact of the adoption of FSP FAS 142-3 on the Company’s results of operations and financial position will depend on the nature and extent of business combinations that it completes, if any, in or after fiscal 2010.

In April 2009, the FASB issued FSP FAS 107-1 and APB 28-1, which extends the requirement for publicly traded companies to disclose the fair value of its financial instruments in interim periods or whenever it issues summarized financial information, as well as in its annual financial statements. FSP FAS 107-1 and APB 28-1 are effective for interim and annual periods ending after June 15, 2009, which is the Company’s first quarter of fiscal 2010. The Company is currently evaluating the financial impact that FSP FAS 107-1 and APB 28-1 will have, but expects that the financial impact, if any, will not be material on its Consolidated Financial Statements.

Liquidity and Capital Resources

Sources of Liquidity

Historically we have funded our operations primarily from cash generated from operations, a revolving line of credit (as discussed below) and proceeds from employee stock option exercises. At March 31, 2009, available cash was approximately $2.9 million compared to cash of approximately $5.2 million at March 31, 2008 and $2.4 million at March 31, 2007.

We maintain a Credit Facility (the “Credit Facility”) with Wachovia Capital Finance Corporation (Central) (“Wachovia”) under a revolving line of credit subject to the availability of eligible collateral (accounts receivable and inventories), which changes throughout the year. On June 23, 2009, we extended the term of the Credit Facility, due to expire on October 30, 2009, until October 31, 2012. As part of extending the term, the Company chose to reduce the amount of the Credit Facility from $35 million to $30 million. We believe the reduced amount provides us working capital sufficient for our foreseeable business needs and at the same time will reduce our closing and unused line fees costs associated with the loan. The line of credit accrues interest on the daily outstanding balance at the U.S. prime rate plus 0.75% per annum through June 30, 2009 after which interest will accrue at the U.S. prime rate plus 2.00% or, at the Company’s option, LIBOR plus 3.50% with a LIBOR floor of 1.50%. At March 31, 2009 the interest rate was 3.5%. The Company is also required to pay a monthly service fee of $1,000, increasing to $2,000 as of June 23, 2009, and an unused line fee equal to 0.25% of the unused portion of the loan, increasing to 0.50% on July 1, 2009. Borrowings under the Credit Facility are secured by a first priority interest in the inventories, equipment, accounts receivable and investment properties of Mad Catz, Inc. (“MCI”) and by a pledge of all of the capital stock of the Company’s subsidiaries and is guaranteed by the Company. See Note 7 to the consolidated financial statements included in Item 8. Financial Statements and Supplementary Data elsewhere in this Form 10-K.

On November 20, 2007, we issued to the seller of Saitek $14,500,000 of convertible notes (“Saitek Notes”) as part of the consideration relating to that acquisition. On June 24, 2009, the terms of the Saitek Notes were amended as follows. The maturity of the Saitek Notes was extended to March 31, 2019 with annual principal and interest payments of $2,400,000 due beginning March 31, 2011 until the Saitek Notes are retired. The Saitek Notes will bear interest at 7.5% through March 31, 2014 and 9.0% thereafter. Quarterly cash payments for partial interest in the amount of approximately $45,000 are due beginning June 30, 2009, in addition to an interest payment of $500,000 due on October 31, 2009, and an interest payment of $596,035 due on March 31, 2010. We believe that with this amendment we will be able to repay this debt through our earnings and capital availability without further modification. The Saitek Notes are convertible into Mad Catz common stock at the exercise price of $1.419 per share. See Note 8 to the consolidated financial statements included in Item 8. Financial Statements and Supplementary Data elsewhere in this Form 10-K.

Pursuant to the Saitek purchase agreement, a working capital adjustment in the amount of $847,000 was made to the purchase price based on the completion of the final balance sheet. The Company financed this amount with a note payable to The Winkler Atlantic Trust. The note is unsecured, was originally due August 1, 2011 including all accrued interest, and bears interest at 7% per annum compounded annually. As part of restructuring the Saitek Notes described above, we are required to repay this note in full, plus accrued interest, on March 31, 2010. The note was recorded as an increase to goodwill during the fiscal year ended March 31, 2009.

Net cash provided by (used in) operating activities was approximately ($2.1) million, $6.2 million and $8.4 million for the years ended March 31, 2009, 2008 and 2007, respectively. Net cash used in operating activities in 2009 is mainly related to an increase in accounts receivable and decreases in accounts payable and accrued expenses offset by a decrease in inventories, all in the context of a loss from operations. We will continue to focus on working capital efficiency, but there can be no assurance that income from operations will exceed working capital requirements and it is likely we will continue to rely on our credit facility to finance our working capital. Net cash provided by operating activities in 2008 reflects net income for the year and decreases in accounts receivable, net of sales reserves and inventories partially offset by decreases in accounts payable, accrued liabilities and prepaid expense and other current assets. Net cash provided by operating activities in 2007 reflects net income for the year and a reduction in inventories and income taxes receivable, offset by a decrease in accounts payable and an increase in accounts receivable.

Net cash used in investing activities was approximately $1.4 million, $14.0 million and $0.4 million for the years ended March 31, 2009, 2008 and 2007, respectively. Net cash used in investing activities in 2009 consisted of capital expenditures to support our operations. Net cash used in investing activities in 2008 was primarily due to the Saitek and Joytech acquisitions. Net cash used in investing activities in 2007 consisted of capital expenditures to support our operations. Capital expenditures planned for 2010 are approximately similar in total amount to that of fiscal 2009 and are discretionary in nature.

Net cash provided by (used in) financing activities was approximately $1.9 million, $10.3 million and ($7.3) million for the years ended March 31, 2009, 2008 and 2007, respectively. Net cash used in financing activities in each of these years consisted of net repayments under our line of credit.

At March 31, 2009, the outstanding balance on our line of credit was $13.3 million and our weighted average annual interest rate during fiscal 2009 was 4.5%. We are required to meet a quarterly covenant based on the Company’s fixed charge coverage ratio. The Company was in compliance with this covenant as of March 31, 2009.

At March 31, 2009, the outstanding balance and accrued interest on the Saitek convertible notes payable was $16.1 million.

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

Contractual Obligations and Commitments

The following summarizes our contractual payment obligations at March 31, 2009:

	Payments Due ($000’s)
		Less Than			More Than
	Total	1 Year	1-3 Years	4-5 Years	5 Years

Bank loan (excludes interest — see Note 7 of Notes to Consolidated Financial Statements)	$13,272	$13,272	$—	$—	—
Convertible notes payable (excludes interest — see Note 8 of Notes to Consolidated Financial Statements)(1)	14,500	—	1,262	3,248	9,990
Saitek completion note (excludes interest — see Note 9 of Notes to Consolidated Financial Statements)(1)	847	847	—	—	—
Operating leases (see Note 12 of Notes to Consolidated Financial Statements)	4,561	1,254	1,804	1,080	423
Royalty & license guaranteed commitments (see Note 12 of Notes to Consolidated Financial Statements)	505	476	29	—	—

Total	$33,685	$15,849	$3,095	$4,328	$10,413

(1)	Amounts reflect the amended maturity terms of the Saitek Notes and Saitek completion note; See Notes 8 and 9 of Notes to Consolidated Financial Statements.

As of March 31, 2009 and 2008, we did not have any relationships with unconsolidated entities or financial parties, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As such, we are not exposed to any financing, liquidity, market, or credit risk that could arise if we had engaged in such relationships.

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

Foreign Currency Exchange Rate Risk

A majority of our international business is presently conducted in currencies other than the U.S. dollar and may be exposed to financial market risk resulting from fluctuations in foreign currency exchange rates, particularly the CNY, the Pound Sterling, the Euro and the Canadian dollar. Foreign currency transaction gains and losses arising from normal business operations are credited to or charged against earnings in the period incurred. As a result, fluctuations in the value of the currencies in which we conduct our business relative to the U.S. dollar will cause currency transaction gains and losses, which we have experienced in the past and continue to experience. Due to the difficulty in determining and obtaining predictable cash flow forecasts in our foreign operations based on the overall challenging economic environment and associated contract structures, we do not currently utilize any derivative financial instruments to hedge foreign currency risks. The volatility of the CNY, the Pound Sterling, the Euro and the Canadian dollar (and any other applicable currencies) will be monitored frequently throughout the coming year. If appropriate, we may enter into hedging transactions in order to mitigate our risk from foreign currency fluctuations. Due to the substantial volatility of currency exchange rates, among other factors, we cannot predict the effect of exchange rate fluctuations upon future operating results. There can be no assurances that we will not experience currency losses in the future. We estimate that an immediate 10% adverse change in foreign exchange rates not currently pegged to the U.S. dollar would decrease our reported net income by approximately $2.7 million for the year ended March 31, 2009.

Interest Rate Risk

We are exposed to interest rate risk on borrowings under the Credit Facility. Until June 30, 2009, funds advanced to us pursuant to the Credit Facility will bear interest at the U.S. prime rate plus 0.75%. Beginning July 1, 2009, interest will accrue at the U.S. prime rate plus 2.00% or, at the Company’s option, LIBOR plus 3.50% with a LIBOR floor of 1.50%. We do not hedge our exposures to interest rate risk. We estimate that an increase of 1.0% in the interest rate under our Credit Facility would decrease our reported net income by approximately $0.2 million for the year ended March 31, 2009.

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

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures designed to ensure that information required to be disclosed in the Company’s reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily is required to apply its judgment in evaluating the cost benefit relationship of possible controls and procedures. As required by Securities and Exchange Commission Rules 13a-15(b) we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer (who is also the Chief Accounting Officer), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Exchange Act, as of the end of the period covered by this report. Based on the foregoing, our Chief Executive Officer and the Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Further, because of changes in conditions, the effectiveness of internal control may vary over time.

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of March 31, 2009. In making its assessment, management used the framework set forth by the

Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework. Based on its evaluation, management has concluded that, as of March 31, 2009, the Company’s internal control over financial reporting was effective based on these criteria and that we believe the material weakness that had been identified as of March 31, 2008 had been effectively remediated as described below.

Based on its evaluation as of March 31, 2008, management had concluded that the Company’s internal control over financial reporting had a material weakness related to our financial reporting process. A material weakness is a deficiency, or combination of deficiencies, in internal control, such that there is a reasonable possibility that a material misstatement of the financial statements will not be prevented or detected and corrected on a timely basis. The application of our policies and procedures did not provide for effective oversight and review of our financial reporting process. Specifically, (i) application of our policies and procedures did not include adequate management review of manually prepared schedules and (ii) our consolidation process was manually intensive and included a significant amount of top-sided journal entries. This material weakness resulted in material errors in our consolidated financial statements that were corrected prior to the issuance of our 2008 consolidated financial statements.

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

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our independent registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

Changes in Internal Controls over Financial Reporting

Except for the remediation of the 2008 material weakness described below, there has been no change in our internal controls over financial reporting during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect our internal controls over financial reporting. Our process for evaluating controls and procedures is continuous and encompasses constant improvement of the design and effectiveness of established controls and procedures and the remediation of any deficiencies which may be identified during this process.

Remediation of Material Weakness

Upon the recommendation of the Audit Committee, the Company formed a Remediation Committee comprised of certain positions within key functional areas of the Company, chaired by the Chief Financial Officer and reporting jointly to the President/Chief Executive Officer and the Chairman of the Audit Committee, to develop and implement a remediation plan to address the material weakness as well as other internal control deficiencies identified during the Company’s evaluation of internal controls over financial reporting.

To remediate the material weakness described above, the Company implemented the remedial measures described below. In addition, the Company plans to continue its evaluation of its controls and procedures and may, in the future, implement additional enhancements:

•	We developed and implemented new reporting instructions and checklists for the newly-acquired foreign subsidiaries’ accounting functions.

•	We increased the use of our information technology tools to minimize the manual process currently required to record, process, summarize and report information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, as amended.

•	We retained additional senior accounting personnel with specific responsibilities to improve the oversight and review of financial reporting.

Although we believe we have remediated the 2008 material weakness, we have identified significant deficiencies in our internal control over financial reporting related to (1) our reviews over sales reserve estimates and (2) information technology general controls, and we will continue to implement further measures to remediate these deficiencies in fiscal 2010 and further improve our internal controls.

Item 9B.	Other Information

None

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Certain information with respect to the executive officers of the Company is set forth in the section entitled “Executive Officers of the Registrant” in Part I of this Annual Report on Form 10-K.

The information required by this item with respect to the directors of the Company is incorporated herein by reference to the information under the caption “Election of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance” contained in the Company’s Management Proxy Circular for the Company’s 2009 Annual Meeting of Shareholders (the “Proxy Statement”).

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

Item 14.	Principal Accounting Fees and Services

The information required by Item 14 is incorporated herein by reference to the information in the Proxy Statement under the caption “Principal Accountant Fees and Services.”

PART IV

Item 15.	Exhibits, Financial Statement Schedules

(a) The following documents are filed as part of this report:

(1) Financial Statements

The financial statements of the Company are included herein as required under Item 8 of this report. See Index to Financial Statements on page F-1.

(2) Financial Statement Schedules

Years ended March 31, 2009, 2008 and 2007 — Schedule II Valuation and Qualifying Accounts Schedules not listed above have been omitted because information required to be set forth therein is not applicable or is shown in the financial statements or notes thereto.

(3) Exhibits (numbered in accordance with Item 601 of Regulation S-K)

The following exhibits are filed or incorporated by reference into this report.

2	.1(1)	Asset Purchase Agreement dated as of September 6, 2007, by and between Mad Catz Interactive, Inc. and Take-Two Interactive Software, Inc.
2	.2(2)	Stock Purchase Agreement dated as of November 14, 2007, by and between Guymont Services SA as trustee of The Winkler Atlantic Trust and Mad Catz Interactive, Inc.
3	.1(3)	Articles of Incorporation and Amendments thereto.
3	.2(4)	By-Laws of the Company, as amended to date.
3	.3(5)	Amendment to By-Law No. 2.
10	.1(6)	Guarantee dated September 25, 2000, by 1328158 Ontario Inc. in favor of Congress Financial Corporation (Canada).
10	.2(6)	General Security Agreement dated September 25, 2000, by Mad Catz, Inc. and FX Unlimited, Inc. in favor of Congress Financial Corporation (Central).
10	.3(6)	Guarantee dated September 25, 2000, by Mad Catz, Inc. in favor of Congress Financial Corporation (Central).
10	.4(7)	Amended and Restated General Security Agreement dated as of November 30, 2001, by Mad Catz, Inc. and FX Unlimited, Inc. in favor of Congress Financial Corporation (Central).
10	.5(7)*	Amended and Restated Incentive Stock Option Plan of Mad Catz Interactive, Inc.
10	.6(7)*	Form of Incentive Stock Option Plan.
10	.7(8)*	Employment Agreement dated May 18, 2000, by and between Mad Catz, Inc. and Darren Richardson.
10	.8(9)*	Amendment to Employment Agreement dated April 1, 2004, by and between Mad Catz Interactive, Inc. and Darren Richardson. Portions of this exhibit (indicated by asterisks) have been omitted pursuant to a request for confidential treatment pursuant to Rule 24b-2 under the Securities Exchange Act of 1934.
10	.9(10)	Xenon Game Peripheral Licensing Certification Agreement dated May 12, 2005, by and between Mad Catz, Inc. and Microsoft Corporation. Portions of this exhibit (indicated by asterisks) have been omitted pursuant to a request for confidential treatment pursuant to Rule 24b-2 under the Securities Exchange Act of 1934.
10	.10(11)*	Employment Agreement dated January 16, 2007, by and between Mad Catz Interactive, Inc. and Stewart Halpern.
10	.11(12)*	Mad Catz Interactive, Inc. Stock Option Plan — 2007
10	.12(12)*	Stock Option Agreement under the Mad Catz Interactive, Inc. Stock Option Plan — 2007
10	.13(2)	Consideration Loan Note Instrument dated November 20, 2007, by Mad Catz Interactive, Inc. in favor of the Noteholders named therein.
10	.14(2)	First Amending Agreement dated as of November 20, 2007, by and between Mad Catz, Inc. and Wachovia Capital Finance Corporation (Central).
10	.15(2)	Pledge and Security Agreement dated November 20, 2007, by Winkler Atlantic Holdings Limited in favor of Wachovia Capital Finance Corporation (Central).
10	.16(2)	Guarantee dated November 20, 2007, by Saitek Industries Limited in favor of Wachovia Capital Finance Corporation (Central).
10	.17(2)	General Security Agreement dated November 20, 2007, by Saitek Industries Limited in favor of Wachovia Capital Finance Corporation (Central).

10	.18*	Amendment to Employment Agreement dated December 31, 2008, by and between Mad Catz Interactive, Inc. and Darren Richardson.
10	.19*	Amendment to Employment Agreement dated December 31, 2008, by and between Mad Catz Interactive, Inc. and Stewart Halpern.
10	.20*	Director Compensation Table
10.21		Waiver and Amendment Letter Agreement dated March 18, 2009, by and between Mad Catz, Inc. and Wachovia Capital Finance Corporation (Central).
10.22		Third Amended and Restated Loan Agreement dated as of June 23, 2009, by and between Mad Catz, Inc. and Wachovia Capital Finance Corporation (Central).
10.23		General Security Agreement dated June 23, 2009, by Winkler Atlantic Holdings Limited in favor of and Wachovia Capital Finance Corporation (Central).
10.24		Guarantee dated June 23, 2009, by Winkler Atlantic Holdings Limited in favor of Wachovia Capital Finance Corporation (Central).
10.25		Negative Pledge Agreement dated June 23, 2009, by Saitek Elektronik Vertriebs Gmbh in favor of and Wachovia Capital Finance Corporation (Central).
10.26		Guarantee dated June 23, 2009, by Saitek Elektronik Vertriebs Gmbh in favor of Wachovia Capital Finance Corporation (Central).
10.27		First Amendment to Stock Pledge Agreement dated June 23, 2009, by and between Mad Catz, Inc. and Wachovia Capital Finance Corporation (Central).
10.28		Amendment to Consideration Loan Note Instrument and Promissory Note dated June 24, 2009, by and between Mad Catz Interactive, Inc. and Guymont Services SA as trustee of The Winkler Atlantic Trust.
21.1		Subsidiaries of the Company.
23.1		Consent of KPMG LLP, Independent Registered Public Accounting Firm.
23.2		Consent of BDO Stoy Hayward LLP, Independent Registered Public Accounting Firm.
31.1		Certifications of Registrant’s Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2		Certifications of Registrant’s Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1		Certifications of Registrant’s Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002. These certifications are being furnished solely to accompany this Annual Report on Form 10-K and are not being filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and are not to be incorporated by reference into any filing of the Company.
32.2		Certifications of Registrant’s Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002. These certifications are being furnished solely to accompany this Annual Report on Form 10-K and are not being filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and are not to be incorporated by reference into any filing of the Company.

(1)	This document was filed as an exhibit to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission for the fiscal year ended September 11, 2007 and incorporated herein by reference.

(2)	This document was filed as an exhibit to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission for the fiscal year ended November 20, 2007 and incorporated herein by reference.

(3)	This document was filed as an exhibit to the Registrant’s Annual Report on Form 20-F filed with the Securities and Exchange Commission for the fiscal year ended March 31, 2001 and incorporated herein by reference.

(4)	This document was filed as an exhibit to the Registrant’s Registration Statement on Form 20-F, dated June 1, 1999, filed with the Securities and Exchange Commission on June 3, 1999 and incorporated herein by reference.

(5)	This document was filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission for the quarterly period ended September 30, 2007 and incorporated herein by reference.

(6)	This document was filed as an exhibit to the Registrant’s Annual Report on Form 20-F filed with the Securities and Exchange Commission for the fiscal year ended March 31, 2000 and incorporated herein by reference.

(7)	This document was filed as an exhibit to the Registrant’s Annual Report on Form 20-F filed with the Securities and Exchange Commission for the fiscal year ended March 31, 2002 and incorporated herein by reference.

(8)	This document was filed as an exhibit to the Registrant’s Annual Report on Form 20-F filed with the Securities and Exchange Commission for the fiscal year ended March 31, 2003 and incorporated herein by reference.

(9)	This document was filed as an exhibit to the Registrant’s Annual Report on Form 20-F filed with the Securities and Exchange Commission for the fiscal year ended March 31, 2004 and incorporated herein by reference.

(10)	This document was filed as an exhibit to the Registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission for the fiscal year ended March 31, 2005 and incorporated herein by reference.

(11)	This document was filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission for the quarterly period ended December 31, 2006 and incorporated herein by reference.

(12)	This document was filed as an exhibit to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission for the fiscal year ended October 9, 2007 and incorporated herein by reference.

*	Denotes management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MAD CATZ INTERACTIVE, INC.

By:	/s/ Darren Richardson
Darren Richardson
President and Chief Executive Officer

Date: June 26, 2009

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Darren Richardson Darren Richardson	President and Chief Executive Officer (Principal Executive Officer)	June 26, 2009

/s/ Stewart Halpern Stewart Halpern	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	June 26, 2009

/s/ Thomas Brown Thomas Brown	Director	June 26, 2009

/s/ Robert Molyneux Robert Molyneux	Director	June 26, 2009

/s/ William Woodward William Woodward	Director	June 26, 2009

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
Mad Catz Interactive, Inc.:

We have audited the accompanying consolidated balance sheets of Mad Catz Interactive, Inc. and subsidiaries (the Company) as of March 31, 2009 and 2008, and the related consolidated statements of operations, shareholders’ equity and comprehensive income (loss), and cash flows for each of the years in the three-year period ended March 31, 2009. In connection with our audits of the consolidated financial statements, we have also audited financial statement Schedule II. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement Schedule II based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Mad Catz Interactive, Inc. and subsidiaries as of March 31, 2009 and 2008, and the results of their operations and their cash flows for each of the years in the three-year period ended March 31, 2009, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement Schedule II, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/  KPMG LLP

San Diego, California
June 26, 2009

MAD CATZ INTERACTIVE, INC.

Consolidated Balance Sheets
March 31, 2009 and 2008

	2009	2008
	(In thousands of U.S. dollars, except share data)

ASSETS
Current assets:
Cash	$2,890	$5,230
Accounts receivable, net of allowances of $5,926 and $4,514 at March 31, 2009 and 2008, respectively	15,524	14,567
Other receivables	471	583
Inventories	17,774	20,554
Deferred tax assets	19	1,591
Income tax receivable	759	—
Prepaid expense and other current assets	1,491	1,369

Total current assets	38,928	43,894
Deferred tax assets	484	978
Other assets	778	324
Property and equipment, net	1,826	2,101
Intangible assets, net	5,118	8,320
Goodwill	8,467	35,704

Total assets	$55,601	$91,321

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Bank loan	$13,272	$11,470
Accounts payable	13,528	16,280
Accrued liabilities	5,929	6,859
Note payable	847	—
Income taxes payable	655	496

Total current liabilities	34,231	35,105
Other long term liabilities	453	—
Convertible notes payable	14,500	14,901

Total liabilities	49,184	50,006
Shareholders’ equity:
Common stock, no par value, unlimited shares authorized; 55,098,549 and 54,973,549 shares issued and outstanding at March 31, 2009 and 2008, respectively	48,255	47,717
Accumulated other comprehensive income	101	2,923
Accumulated deficit	(41,939)	(9,325)

Total shareholders’ equity	6,417	41,315

Total liabilities and shareholders’ equity	$55,601	$91,321

See accompanying notes to consolidated financial statements.

MAD CATZ INTERACTIVE, INC.

Consolidated Statements of Operations
Years Ended March 31, 2009, 2008 and 2007

	2009	2008	2007
	(In thousands of U.S. dollars, except
	share and per share data)

Net sales	$112,563	$87,737	$99,797
Cost of sales	80,558	58,841	74,703

Gross profit	32,005	28,896	25,094
Operating expenses:
Sales and marketing	13,216	10,304	8,923
General and administrative	14,968	11,004	8,244
Research and development	1,076	1,516	1,406
Goodwill impairment	27,887	—	—
Amortization of intangible assets	2,344	987	—

Total operating expenses	59,491	23,811	18,573

Operating income (loss)	(27,486)	5,085	6,521
Interest expense, net	(2,094)	(1,156)	(1,109)
Foreign exchange gain (loss), net	(462)	1,703	256
Other income	361	280	262

Income (loss) before income taxes	(29,681)	5,912	5,930
Income tax expense	(2,933)	(2,744)	(2,225)

Net income (loss)	$(32,614)	$3,168	$3,705

Net income (loss) per share:
Basic	$(0.59)	$0.06	$0.07

Diluted	$(0.59)	$0.06	$0.07

Number of shares used in per share computations:
Basic	55,088,960	54,843,688	54,244,383

Diluted	55,088,960	55,314,438	55,036,591

See accompanying notes to consolidated financial statements.

MAD CATZ INTERACTIVE, INC.

Consolidated Statements of Shareholders’ Equity and Comprehensive Income (Loss)
Years Ended March 31, 2009, 2008 and 2007

			Accumulated
			Other		Total
	Common Stock		Comprehensive	Accumulated	Shareholders’
	Shares	Amount	Income (Loss)	Deficit	Equity
	(In thousands of U.S. dollars, except share data)

Balance at March 31, 2006	54,244,383	46,746	7,116	(17,010)	36,852
Cumulative effect of adjustments from the adoption of SAB 108, net of taxes	—	—	(4,880)	812	(4,068)
Stock-based compensation	—	359	—	—	359
Comprehensive income:
Net income	—	—	—	3,705	3,705
Foreign currency translation adjustment	—	—	379	—	379

Total comprehensive income					4,084

Balance at March 31, 2007	54,244,383	47,105	2,615	(12,493)	37,227
Stock option exercises	729,166	345	—	—	345
Stock-based compensation	—	267	—	—	267
Comprehensive income:
Net income	—	—	—	3,168	3,168
Foreign currency translation adjustment	—	—	308	—	308

Total comprehensive income					3,476

Balance at March 31, 2008	54,973,549	$47,717	$2,923	$(9,325)	$41,315
Stock option exercises	125,000	57	—	—	57
Stock-based compensation	—	481	—	—	481
Comprehensive loss:
Net loss	—	—	—	(32,614)	(32,614)
Foreign currency translation adjustment	—	—	(2,822)	—	(2,822)
Total comprehensive loss					(35,436)
Balance at March 31, 2009	55,098,549	$48,255	$101	$(41,939)	$6,417

See accompanying notes to consolidated financial statements.

MAD CATZ INTERACTIVE, INC.

Consolidated Statements of Cash Flows
Years Ended March 31, 2009, 2008 and 2007

	2009	2008	2007
	(In thousands of U.S. dollars)

Cash flows from operating activities:
Net income (loss)	$(32,614)	$3,168	$3,705
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	4,193	2,910	1,938
Amortization of deferred financing fees	56	34	10
Increase in sales reserves	9,533	6,271	7,937
Stock-based compensation	481	267	359
Goodwill impairment	27,887	—	—
Provision (benefit) for deferred income taxes	2,657	1,489	1,592
Changes in operating assets and liabilities, net of effects of Joytech and Saitek acquisitions in 2008:
Accounts receivable	(11,921)	1,194	(9,398)
Other receivables	98	431	351
Inventories	2,401	146	5,912
Prepaid expense and other current assets	(15)	(472)	963
Other assets	(106)	(147)	—
Accounts payable	(3,127)	(7,690)	(6,133)
Accrued liabilities	(1,443)	(1,395)	(522)
Income taxes receivable/payable	(226)	12	1,727

Net cash provided by (used in) operating activities	(2,146)	6,218	8,441

Cash flows from investing activities:
Purchases of property and equipment	(1,403)	(794)	(385)
Cash paid for Joytech acquisition	—	(2,983)	—
Cash paid for Saitek acquisition	—	(10,214)	—

Net cash used in investing activities	(1,403)	(13,991)	(385)
Cash flows from financing activities:
Borrowings on bank loan	97,708	89,077	90,440
Repayments on bank loan	(95,906)	(78,952)	(97,676)
Payment of financing fees	—	(125)	(94)
Proceeds from exercise of stock options	57	345	—

Net cash provided by (used in) financing activities	1,859	10,345	(7,330)

Effects of foreign exchange on cash	(650)	308	17

Net increase (decrease) in cash	(2,340)	2,880	743
Cash, beginning of year	5,230	2,350	1,607

Cash, end of year	$2,890	$5,230	$2,350

Supplemental cash flow information:
Income taxes paid	$673	$1,340	$186

Interest paid	$822	$809	$1,148

Supplemental disclosures of noncash investing and financing activities:
Convertible notes payable issued in conjunction with Saitek acquisition	$—	$14,500	$—
Note payable issued	847	—	126
Fair value of assets acquired in acquisitions:
Accounts receivable and other assets	—	13,506	—
Inventories	—	7,896	—
Property and equipment	—	899	5
Deferred tax assets	1,031	248	—
Assumed liabilities	—	(13,553)	—
In process research and development	—	—	121
Intangible assets	—	8,132	—
Goodwill	98	18,221	—
Restructuring and transaction costs	282	2,910	—

See accompanying notes to consolidated financial statements.

MAD CATZ INTERACTIVE, INC.

Notes to Consolidated Financial Statements
(In U.S. dollars)

(1)	Organization and Description of Business

Mad Catz Interactive, Inc. (the “Company”) is a corporation incorporated under the Canada Business Corporations Act. The Company has the following operating subsidiaries: (i) Mad Catz, Inc. (“MCI”), a corporation incorporated under the laws of Delaware that acts as the Company’s primary operating subsidiary, (ii) 1328158 Ontario Inc. (“MCC”), a corporation incorporated under the laws of Canada that sells the Company’s products in Canada under the name Mad Catz Canada, (iii) Mad Catz Europe, Limited (“MCE”), a corporation incorporated under the laws of England and Wales that sells the Company’s products in Europe, (iv) Mad Catz Interactive Asia Limited (“MCIA”), a corporation incorporated under the laws of Hong Kong engaged in the engineering, design, contract manufacture and, to a lesser degree, sales of the Company’s products and (v) Mad Catz Technological Development (Shenzhen) Co., Ltd., a corporation incorporated under the laws of the People’s Republic of China engaged in the engineering, design, quality assurance and quality control of Mad Catz products. In November 2007, the Company acquired Winkler Atlantic Holdings Limited (“WAHL”), which was the holding company for five operating subsidiaries (“Saitek”) located in the United Kingdom, France, Germany, the United States and Hong Kong. The United States, the United Kingdom and Hong Kong entities no longer exist as they were merged into MCI, MCE and MCIA, respectively, during fiscal year 2009. The Company also beneficially owns, directly or indirectly, all of the issued and outstanding shares of the following companies that are currently inactive: FX Unlimited Inc., a corporation incorporated under the laws of Delaware, Xencet USA, Inc., a corporation incorporated under the laws of Delaware, Singapore Holdings Inc., a corporation incorporated under the laws of Delaware and Mad Catz Limited, a company incorporated under the laws of England and Wales.

The Company’s products are designed, manufactured (primarily through third parties), marketed and distributed for all major console based videogame systems. The Company’s products include videogame, PC and audio accessories, such as control pads, steering wheels, joysticks, memory cards, video cables, light guns, flight sticks, dance pads, microphones, car adapters, carry cases, mice, keyboards and headsets. The Company also markets GameShark videogame enhancement products and publishes videogames.

(2)	Summary of Significant Accounting Policies

Basis of Presentation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany transactions and balances have been eliminated in consolidation.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the year. On an ongoing basis, the Company evaluates its estimates, including those related to asset impairments, reserves for accounts receivable and inventory, contingencies and litigation, valuation and recognition of share-based payments and income taxes. Illiquid credit markets, volatile equity, foreign currency, and declines in customer spending have combined to increase the uncertainty inherent in such estimates and assumptions. As future events and their effects cannot be determined with precision, actual results could differ from these estimates. Changes in estimates resulting from continuing changes in the economic environment will be reflected in the financial statements in future periods. Actual results could differ from those estimates.

MAD CATZ INTERACTIVE, INC.

Notes to Consolidated Financial Statements — (Continued)

Concentration of Credit Risk

Credit risk is primarily concentrated in accounts receivable. The Company generally does not require collateral on accounts receivable because a majority of its customers are large, well capitalized, established retail entities with operations throughout the United States, Canada and Europe. The Company maintains an allowance for doubtful accounts. For the year ended March 31, 2009, sales to the largest customer constituted 29% of gross sales and represented 33% of accounts receivable at March 31, 2009. For the year ended March 31, 2008, sales to the largest customer constituted 33% of gross sales and represented 31% of accounts receivable at March 31, 2008. Accounts receivable balances generally are in proportion to the net sales percentages for the Company’s largest customers.

Fair Value of Financial Instruments

The carrying values of the Company’s financial instruments, including cash, accounts receivable, other receivables, accounts payable, accrued liabilities and income taxes receivable/payable approximate their fair values due to the short maturity of these instruments. The carrying value of the bank loan approximates its fair value as the interest rate and other terms are that which is currently available to the Company. The fair value of convertible notes and note payable cannot be reasonably estimated as the instrument’s interest rates are likely not comparable to rates currently offered for similar debt instruments of comparable maturity given the state of the current credit markets. These notes are between the company and the seller of Saitek (see Notes 8 and 9).

Revenue Recognition

The Company evaluates the recognition of revenue based on the applicable provisions of Staff Accounting Bulletin No. 104, Revenue Recognition, the Company recognizes revenue when (1) there is persuasive evidence that an arrangement with the customer exists, which is generally a customer purchase order, (2) the products are delivered, which occurs when the products are shipped and risk of loss has been transferred to the customer, (3) the selling price is fixed or determinable and (4) collection of the customer receivable is deemed reasonably assured. Our payment arrangements with customers typically provide net 30 and 60-day terms. All of our arrangements are single element arrangements and there are no undelivered elements after the point of shipment.

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

Amounts billed to customers for shipping and handling are included in net sales, and costs incurred related to shipping and handling is included in cost of sales.

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

MAD CATZ INTERACTIVE, INC.

Notes to Consolidated Financial Statements — (Continued)

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

Useful Life
(Years)

Trademarks	4 - 15
Customer relationships	3 - 6
Product lines	2 - 3
Copyrights	5
Website	4
Other	1 - 3

Goodwill

Statement of Financial Accounting Standards (“SFAS”) No. 142, Goodwill and Other Intangible Assets (“SFAS No. 142”), prohibits amortization of goodwill and intangible assets with indefinite useful lives but instead requires testing for impairment at least annually. The Company reviews its goodwill for impairment as of the end of each fiscal year or when an event or a change in facts and or circumstances indicates the fair value of a reporting unit may be below its carrying amount.

SFAS No. 142 requires that goodwill and certain intangible assets be assessed for impairment using fair value measurement techniques. Specifically, goodwill impairment is determined using a two-step process. The first step of the goodwill impairment test is used to identify potential impairment by comparing the fair value of a reporting unit with its carrying amount, including goodwill. If the fair value of a reporting unit exceeds its carrying amount, goodwill of the reporting unit is considered not impaired and the second step of the impairment test is unnecessary. If the carrying amount of a reporting unit exceeds its fair value, the second step of the goodwill impairment test is

MAD CATZ INTERACTIVE, INC.

Notes to Consolidated Financial Statements — (Continued)

performed to measure the amount of impairment loss, if any. The second step of the goodwill impairment test compares the implied fair value of the reporting unit’s goodwill with the carrying amount of that goodwill. If the carrying amount of the reporting unit’s goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to that excess. The Company determined that we have one reporting unit and we assess fair value based on a review of our market capitalization as well as a discounted cash flow model, for which the key assumptions include revenue growth, gross profit margins, operating expense trends and our weighted average cost of capital. Given the volatility of the Company’s stock price and market capitalization, which fluctuates significantly throughout the year, the Company does not believe that our market capitalization is necessarily the best indicator of the fair value of our Company at any moment in time. However, the Company has determined that market capitalization over a sustained period, when considered with other factors may be an appropriate indicator of fair value. Further, to the extent the carrying amount of our reporting unit exceeds its market capitalization over a sustained period, an impairment may exist and require us to test for impairment.

In 2009, the carrying amount of the Company’s reporting unit had exceeded its market capitalization over a sustained period, accordingly, the Company determined that a triggering event had occurred in the quarter ended December 31, 2008 and therefore recorded a goodwill impairment charge of $28.5 million at December 31, 2008, which represented management’s preliminary estimate of the goodwill impairment based on the fair value analysis as of such date. Management finalized its estimate during the quarter ended March 31, 2009, which resulted in a reduction of $0.6 million to the estimated third quarter impairment charge, resulting in a total impairment charge of $27.9 million for the year ended March 31, 2009. The Company also completed its annual assessment of impairment in accordance with SFAS No. 142 as of March 31, 2008 and 2007, which did not indicate any impairment of goodwill at such dates. No assurance can be given that the Company will not be required to record additional goodwill impairments in future periods.

Impairment of Long-Lived Assets

In accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, long-lived assets, such as property and equipment and purchased intangibles subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset. Assets to be disposed of would be separately presented in the balance sheet and reported at the lower of the carrying amount or fair value less costs to sell, and are no longer depreciated. The assets and liabilities of a disposal group classified as held for sale would be presented separately in the appropriate asset and liability sections of the balance sheet. During the third quarter of 2009, the Company determined that a triggering event had occurred and performed the required analysis, which indicated that no impairment existed. There were no triggering events during the fourth quarter of 2009.

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

Royalty payments to independent videogame developers and co-publishing affiliates are payments for the development of intellectual property related to the Company’s videogame titles. Payments made prior to the establishment of technological feasibility are expensed as research and development. Once technological feasibility has been established, payments made are capitalized and amortized upon release of the product. Additional royalty

MAD CATZ INTERACTIVE, INC.

Notes to Consolidated Financial Statements — (Continued)

payments due after the general release of the product are typically expensed as cost of sales at the higher of the contractual or effective royalty rate based on net product sales.

Advertising and Research and Development

Advertising costs and research and development are expensed as incurred. Advertising costs amounted to $3,796,000, $3,184,000, and $3,879,000 in 2009, 2008 and 2007, respectively. Cooperative advertising with retailers is recorded when revenue is recognized and such amounts are included in sales and marketing expense if there is a separate identifiable benefit with a fair value. Otherwise, such costs are recognized as a reduction of sales. Research and development costs amounted to $1,076,000, $1,516,000 and $1,406,000 for the years ended March 31, 2009, 2008 and 2007, respectively.

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

April 1, 2007, the Company adopted the provisions of Financial Accounting Standards Board (“FASB”) Interpretation No. 48 (“FIN 48”) Accounting for Uncertainty in Income Taxes. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements in accordance with SFAS No. 109, Accounting for Income Taxes and prescribes a recognition threshold and measurement attributes for financial statement disclosure of tax positions taken or expected to be taken on a tax return. Under FIN 48, the impact of an uncertain income tax position on the income tax return must be recognized at the largest amount that is more-likely-than-not to be sustained upon audit by the relevant taxing authority. An uncertain income tax position will not be recognized if it has less than a 50% likelihood of being sustained. Additionally, FIN 48 provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The adoption did not have a material impact to the Company.

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

MAD CATZ INTERACTIVE, INC.

Notes to Consolidated Financial Statements — (Continued)

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

The following table sets forth the computation of diluted weighted average common and potential common shares outstanding for the years ended March 31, 2009, 2008 and 2007:

	Years Ended March 31,
	2009	2008	2007

Basic weighted average common shares outstanding	55,088,960	54,843,688	54,244,383
Effect of dilutive securities — options	—	470,750	792,208

Diluted weighted average common and potential common shares outstanding	55,088,960	55,314,438	55,036,591

Weighted average stock options to purchase of 5,565,653, 2,229,223, and 1,193,262 shares for the years ended March 31, 2009, 2008 and 2007, respectively, were excluded from calculation because of their anti-dilutive effect. Weighted average shares of 10,217,744 and 3,831,924 related to the convertible note payable were excluded from the calculation because of their anti-dilutive effect in fiscal year 2009 and 2008, respectively.

Stock-Based Compensation

The Company applies the provisions of SFAS No. 123R, Share-Based Payment (“SFAS No. 123R”) and records compensation expense associated with share-based awards made to employees and directors based upon their grant date fair value. The Company recognizes these compensation costs on a straight-line basis over the requisite service period of the award, which ranges from zero to four years.

The fair value of each option award is estimated on the date of grant using the Black-Scholes option valuation model, using the assumptions noted in Note 10 — Stock-Based Compensation. The expected life of the options is based a number of factors, including historical exercise experience, the vesting term of the award, the expected volatility of the Company’s stock and an employee’s average length of service. The expected volatility is estimated based on the historical volatility (using daily pricing) of the Company’s stock. The risk-free interest rate is determined based on a constant U.S. Treasury security rate with a contractual life that approximates the expected term of the stock options. In accordance with SFAS No. 123R, the Company reduces the calculated stock-based compensation expense for estimated forfeitures by applying a forfeiture rate, based upon historical pre-vesting option cancelations. Estimated forfeitures will be reassessed at each balance sheet date and may change based on new facts and circumstances.

See Note 10 — Stock-Based Compensation for additional information regarding our stock-based compensation plans.

Comprehensive Income (Loss)

Comprehensive income (loss) consists of net income (loss) and certain changes in equity that are excluded from net income (loss). Accumulated other comprehensive income represents net unrealized gains and losses from foreign currency translation adjustments.

MAD CATZ INTERACTIVE, INC.

Notes to Consolidated Financial Statements — (Continued)

Recent Accounting Pronouncements

In September 2006, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 157, Fair Value Measurements (“SFAS No. 157”). SFAS No. 157 defines fair value, establishes a framework for measuring fair value using generally accepted accounting principles, and expands disclosures related to fair value measurements. Subsequent to the issuance of SFAS No. 157, the FASB issued FASB Staff Position 157-2 (“FSP 157-2”). FSP 157-2 delayed the effective date of the application of SFAS No. 157 to fiscal years beginning after November 15, 2008 for all nonfinancial assets and nonfinancial liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis. We adopted the provisions of SFAS No. 157 as of April 1, 2008 with the exception of the application of the statement to nonrecurring nonfinancial assets and nonfinancial liabilities. This adoption had no impact on our consolidated financial statements. We will adopt FSP 157-2 as of April 1, 2009 and are currently evaluating the impact of this pronouncement on our consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FASB Statement No. 115 (“SFAS No. 159”). This standard permits an entity to choose to measure many financial instruments and certain other items at fair value. Most of the provisions in SFAS No. 159 are elective; however, the amendment to SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities, applies to all entities with available-for-sale and trading securities. The fair value option established by SFAS No. 159 permits all entities to choose to measure eligible items at fair value at specified election dates. A business entity will report unrealized gains and losses on items for which the fair value option has been elected in earnings (or another performance indicator if the business entity does not report earnings) at each subsequent reporting date. The fair value option: (a) may be applied instrument by instrument, with a few exceptions, such as investments otherwise accounted for by the equity method; (b) is irrevocable (unless a new election date occurs); and (c) is applied only to entire instruments and not to portions of instruments. SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. We adopted the provisions of SFAS No. 159 effective April 1, 2008, which adoption had no impact on our consolidated financial statements.

In April 2008, the FASB issued FSP FAS No. 142-3 (FSP FAS No. 142-3), Determination of the Useful Life of Intangible Assets. FSP FAS No. 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB 142, Goodwill and Other Intangible Assets, to include an entity’s historical experience in renewing or extending similar arrangements, adjusted for entity-specific factors, even when there is likely to be “substantial cost or material modifications.” FSP FAS No. 142-3 states that in the absence of historical experience an entity should use assumptions that market participants would make regarding renewals or extensions, adjusted for entity-specific factors. The guidance for determining the useful life of intangible assets included in this FSP will be applied prospectively to intangible assets acquired after the effective date of January 1, 2009. The impact of the adoption of FSP FAS 142-3, which was effective January 1, 2009, on the Company’s results of operations and financial position will depend on the nature and extent of business combinations that it completes, if any, in or after fiscal 2010.

(3)	Acquisitions

Saitek

On November 20, 2007, the Company acquired all of the outstanding stock of Winkler Atlantic Holdings Limited (“WAHL”), a private holding company that owned Saitek, a provider of PC games accessories, PC input devices, multimedia audio products, chess and intelligent games. The Company acquired Saitek to further diversify its products and geographic distribution capabilities. The strategic combination broadened the product lines the Company offers, expanded the Company’s geographic presence and allows the Company to provide a more comprehensive product suite to its customers. The acquisition was recorded using the purchase method of

MAD CATZ INTERACTIVE, INC.

Notes to Consolidated Financial Statements — (Continued)

accounting. Thus, the results of operations from Saitek are included in the Company’s consolidated financial statements from the date of acquisition.

Pursuant to the terms of the purchase agreement related to the WAHL acquisition, the Company paid to the former owner of WAHL $30.3 million of purchase consideration, which was comprised of $15.0 million of cash, funded from the Company’s cash on hand and borrowings under the existing credit facility, as well as the issuance of $14.5 million of convertible notes and $0.8 million of a non-convertible note. The total purchase price, including transaction costs of $2.3 million and restructuring costs of $0.9 million, was allocated to tangible and intangible assets acquired based on estimated fair values, with the remainder classified as goodwill. As management formulated the plan for the restructuring of Saitek at the time of the acquisition, the restructuring was recorded as purchase price, in accordance with EITF No. 95-3, Recognition of Liabilities in Connection with a Purchase Business Combination. As of March 31, 2009, all restructuring costs had been paid out.

The total purchase price of the acquisition was as follows (in thousands):

Cash paid	$14,956
Issuance of convertible notes	14,500
Transaction costs	2,326
Issuance of completion note	847
Restructuring costs	866

Total purchase price	$33,495

The transaction costs incurred by the Company primarily consist of fees for attorneys, financial advisors, accountants and other advisors directly related to the transaction.

The total purchase price has been allocated as follows based on the assets and liabilities acquired as of November 20, 2007 (in thousands):

Fair value of net tangible assets acquired and liabilities assumed:
Accounts receivable and other current assets, excluding inventories	13,506
Inventories	5,970
Property, plant & equipment	524
Deferred tax assets	1,279
Accounts payable and other liabilities	(13,553)

7,726
Fair value of identifiable intangible assets acquired:
Product lines	3,200
Customer relationships	3,100
Trademarks and tradenames	1,100
Other intangibles	50

7,450
Goodwill	18,319

Total purchase price	33,495

MAD CATZ INTERACTIVE, INC.

Notes to Consolidated Financial Statements — (Continued)

Activities related to the Saitek acquisition restructuring plan are as follows for the year ended March 31, 2009 (in thousands):

	Severance	Lease Exit	Total

Balance at March 31, 2008	$830	$80	$910
Payments	(786)	(80)	(866)
Reversals	(44)	—	(44)

Balance at March 31, 2009	$—	$—	$—

The accompanying consolidated statements of operations for the year ended March 31, 2008 includes the operations of Saitek from the date of acquisition. Assuming the acquisition of Saitek had occurred on April 1, 2007 and 2006, the pro forma unaudited results of operations would have been as follows (in thousands):

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

MAD CATZ INTERACTIVE, INC.

Notes to Consolidated Financial Statements — (Continued)

The total purchase price was allocated, using the relative fair value method, based on the fair value of the assets acquired as of September 7, 2007 as follows (in thousands):

Fair value of tangible assets acquired and liabilities assumed:
Property and equipment	$375
Inventories	1,926

2,301

Fair value of identifiable intangible assets acquired:
Product lines	61
Customer relationships	302
Trademarks	257
Other intangibles	62

682

Total fair value of assets acquired	$2,983

(4)	Inventories

Inventories consist of the following (in thousands):

	March 31,
	2009	2008

Raw materials	$949	$816
Finished goods	16,825	19,738

Inventories	$17,774	$20,554

(5)	Property and Equipment

Property and equipment consist of the following (in thousands):

	March 31,
	2009	2008

Molds	$4,936	$4,121
Computer equipment and software	2,382	2,264
Manufacturing and office equipment	854	1,181
Furniture and fixtures	338	406
Leasehold improvements	465	429

	8,975	8,401
Less: Accumulated depreciation and amortization	(7,149)	(6,300)

Property and equipment, net	$1,826	$2,101

Depreciation and amortization expense totaled $1,262,000, $1,250,000, and $1,152,000 for the years ended March 31, 2009, 2008 and 2007, respectively.

MAD CATZ INTERACTIVE, INC.

Notes to Consolidated Financial Statements — (Continued)

(6)	Intangible Assets and Goodwill

The Company’s acquired intangible assets are summarized as follows (in thousands):

			2009	2008
		Accumulated	Net Book	Net Book	Useful life
	Cost	Amortization	Value	Value	(Years)

Trademarks	$5,474	$3,723	$1,751	$2,467	4 - 15
Customer relationships	3,161	823	2,338	3,141	3 - 6
Product lines	3,185	2,182	1,003	2,647	2 - 3
Copyrights	514	514	—	—	5
Website	457	457	—	—	4
Other	110	84	26	65	1 - 3

Intangible assets	$12,901	$7,783	$5,118	$8,320

Amortization of intangible assets was approximately $2,931,000, $1,660,000 and $786,000 in fiscal 2009, 2008 and 2007, respectively.

As of March 31, 2009, the future estimated amortization expense for these acquired intangible assets for the next five years and thereafter is expected to be as follows (in thousands):

Future
Amortization

Year ending March 31, 2010	2,311
Year ending March 31, 2011	661
Year ending March 31, 2012	596
Year ending March 31, 2013	588
Year ending March 31, 2014	391
Thereafter	571

5,118

The changes in the carrying amount of goodwill for the years ended March 31, 2009 and 2008 are as follows:

Balance at March 31, 2007	$17,483
Aquisition of Saitek	18,221

Balance at March 31, 2008	35,704
Saitek purchase price adjustments:
Working capital adjustment	847
Adjustment to estimated transaction costs	282
Release of deferred tax asset valuation allowances upon merger of Saitek entities into Mad Catz entities	(1,031)
Translation adjustment	552
Impairment charge	(27,887)

Balance at March 31, 2009	$8,467

MAD CATZ INTERACTIVE, INC.

Notes to Consolidated Financial Statements — (Continued)

(7)	Bank Loan

The Company has a Credit Facility with Wachovia Capital Finance Corporation (Central) (“Wachovia”) to borrow funds under a revolving line of credit subject to the availability of eligible collateral (accounts receivable and inventories), which changes throughout the year. At March 31, 2009, the amount outstanding under the line of credit was $13,272,000. On June 23, 2009, we extended the term of the Credit Facility, due to expire on October 30, 2009, until October 31, 2012. As part of extending the term, the Company chose to reduce the amount of the Credit Facility from $35.0 million to $30.0 million. The line of credit accrues interest on the daily outstanding balance at the U.S. prime rate plus 0.75% per annum through June 30, 2009 after which interest will accrue at the U.S. prime rate plus 2.00% or, at the Company’s option, LIBOR plus 3.50% with a LIBOR floor of 1.50%. At March 31, 2009 and 2008, the interest rate was 3.5% and 5.5%, respectively. The Company is also required to pay a monthly service fee of $1,000, increasing to $2,000 as of July 1, 2009, and an unused line fee equal to 0.25% of the unused portion of the loan, increasing to 0.50% on July 1, 2009. Borrowings under the Credit Facility are secured by a first priority interest in the inventories, equipment, accounts receivable and investment properties of Mad Catz, Inc. (“MCI”) and by a pledge of all of the capital stock of the Company’s subsidiaries and is guaranteed by the Company. The Company is required to meet a quarterly financial covenant based on the Company’s trailing four quarter’s coverage of fixed charges. We were in violation of a financial covenant as of December 31, 2008, which violation was waived by Wachovia. We were in compliance with the covenant as of March 31, 2009.

(8)	Convertible Notes Payable

On November 20, 2007, we issued to the seller of Saitek $14,500,000 of convertible notes (“Saitek Notes”) as part of the consideration relating to that acquisition. On June 24, 2009, the terms of the Saitek Notes were amended as follows. The maturity of the Saitek Notes was extended to March 31, 2019 with annual principal and interest payments of $2,400,000 due beginning March 31, 2011 until the Saitek Notes are retired. The Saitek Notes will bear interest at 7.5% through March 31, 2014 and 9.0% thereafter. Quarterly cash payments for partial interest in the amount of approximately $45,000 are due beginning June 30, 2009, in addition to an interest payment of $500,000 due on October 31, 2009, and an interest payment of $596,035 due on March 31, 2010. The Saitek Notes are convertible into Mad Catz Interactive, Inc. common stock at the exercise price of $1.419 per share. The conversion price represented a 15% premium to the average closing share price of the Company’s stock over the preceding 15 trading days prior to execution of the purchase agreement relating to the Saitek acquisition. If fully converted, the Notes would convert into approximately 10,217,744 shares of the Company’s common stock.

(9)	Saitek Completion Note

Pursuant to the Saitek purchase agreement, a working capital adjustment in the amount of $847,000 was made in fiscal 2009 to the purchase price based on the completion of the final balance sheet. The Company financed this amount with a note payable. The note is unsecured, was originally due August 1, 2011 including all accrued interest, and bears interest at 7% per annum compounded annually. As part of restructuring the Saitek Notes described above, the Company is required to repay this note in full, plus accrued interest, on March 31, 2010. The working capital adjustment was recorded as an increase to goodwill during the fiscal year ended March 31, 2009.

(10)	Stock-Based Compensation

The Company’s prior existing Amended and Restated Incentive Stock Option Plan (the “Prior Plan”) allowed the Company to grant options to purchase common stock to employees, officers and directors. In October 2007, the shareholders of the Company approved the Mad Catz Interactive, Inc., Stock Option Plan — 2007 (the “2007 Plan”). As a result, the 2007 Plan replaces the Prior Plan, and no grants will be made under the Prior Plan in the future. During fiscal years 2009 and 2008, no grants were issued from the Prior Plan. The Prior Plan allowed for a maximum of 6,000,000 shares of common stock to be issued pursuant to options granted. Options granted under the Prior Plan before fiscal year 2007 generally expired five years from the date of grant and generally vested over a

MAD CATZ INTERACTIVE, INC.

Notes to Consolidated Financial Statements — (Continued)

period of two years with one-third vesting immediately. Options granted during fiscal year 2007 vested either over four years or immediately upon grant. At March 31, 2009, a total of 2,417,500 options were outstanding and options to purchase 1,935,677 shares were exercisable.

The 2007 Plan allows the Company to grant options to purchase common stock to employees, officers and directors up to a maximum of 6,500,000 shares of common stock. Options granted under the 2007 Plan expire ten years from the date of grant and generally vest over a period of four years, with the first 25% vesting on the one-year anniversary of the grant date and the remainder vesting monthly over the remaining 36 months. At March 31, 2009, a total of 4,978,775 options were outstanding, options to purchase 599,325 shares were exercisable, and 1,150,000 shares were available for future grant under the 2007 Plan.

The Company’s options are denominated in U.S. dollars for options granted in fiscal years 2009 and 2008 and denominated in Canadian dollars for options granted prior to fiscal year 2008. For convenience, per share amounts stated below have been translated to U.S. dollars at the rate of exchange in effect at the balance sheet date. A summary of option activity for the years ended March 31, 2009, 2008 and 2007 is presented as follows:

	2009		2008		2007
		Weighted		Weighted		Weighted
		Average		Average		Average
		Exercise		Exercise		Exercise
	Options	Price	Options	Price	Options	Price

Outstanding, beginning of year	3,835,334	$0.80	3,605,500	$0.54	2,099,333	$0.99
Granted	3,925,000	0.46	1,425,000	1.18	2,880,000	0.45
Exercised	(125,000)	0.46	(729,166)	0.49	—
Expired/canceled	(239,059)	0.75	(466,000)	0.97	(1,373,833)	1.08

Outstanding, end of year	7,396,275	$0.58	3,835,334	$0.80	3,605,500	$0.54

Exercisable, end of year	2,535,002	$0.64	1,978,386	$0.66	2,248,000	$0.55

Vested and expected to vest, end of year	7,055,986	$0.63	2,851,838	$0.78	3,510,475	$0.54

The following summarizes information about stock options outstanding as of March 31, 2009:

	Options Outstanding			Options Exercisable
		Weighted			Weighted
		Average	Weighted		Average	Weighted
		Remaining	Average		Remaining	Average
	Number	Contractual	Exercise	Number	Contractual	Exercise
Range of Exercise Price	Outstanding	Life in Years	Price	Exercisable	Life in Years	Price

$0.33 - 0.50	5,542,500	8.9	$0.45	1,391,510	7.6	$0.41
$0.62 - 0.92	833,775	3.2	0.73	664,429	2.0	0.73
$1.06 - 1.23	1,020,000	8.3	1.21	479,063	8.3	1.20

	7,396,275	8.2	$0.58	2,535,002	6.3	$0.64

There were no exercisable stock options that were in the money at March 31, 2009. As of March 31, 2009, the total unrecognized compensation cost related to unvested options was $1,532,000, which is expected to be recognized over a weighted-average period of 2.92 years. The weighted average remaining contractual term as of March 31, 2009 is 9.6 years.

The weighted average per share fair value of the options granted during the years ended March 31, 2009, 2008 and 2007 were $0.46, $0.65 and $0.25, respectively.

MAD CATZ INTERACTIVE, INC.

Notes to Consolidated Financial Statements — (Continued)

The total intrinsic value of options exercised during the year ended March 31, 2009 was $26,000 which was determined as of the date of exercise. The amount of cash received from the exercise of options was $57,000 for the year ended March 31, 2009. The weighted average grant date fair value of options exercised was $0.21 for the year ended March 31, 2009.

We estimated the fair value of each stock option grant on the date of grant using the Black-Scholes model with the following assumptions for the years ended March 31, 2009, 2008 and 2007:

	2009	2008	2007

Assumptions:
Expected volatility	74% - 75%	74% - 75%	72% - 76%
Risk-free interest rate	2.18% - 3.11%	4.37% - 4.78%	4.73% - 4.85%
Forfeitures	5%	7%	4%
Dividend yield	—	—	—
Expected term	1 - 5 years	1 - 4 years	2 - 4 years

The Company’s net income for the years ended March 31, 2009, 2008 and 2007 has been reduced by stock-based compensation expense, net of taxes, of approximately $0.3 million, $0.1 million and $0.2 million, respectively.

(11)	Income Taxes

Domestic and foreign income (loss) before income taxes and details of income tax expense (benefit) are as follows (in thousands):

	Years Ended March 31,
	2009	2008	2007

Income (loss) before income taxes:
Domestic (U.S.)	$(16,563)	$3,987	$3,865
Foreign	(13,118)	1,925	2,065

	$(29,681)	$5,912	$5,930

Income tax expense (benefit):
Current:
Federal (U.S.)	$(630)	$511	$19
State (U.S.)	56	27	20
Foreign	850	717	594

Total current	276	1,255	633

Deferred:
Federal (U.S.)	2,467	884	1,200
State (U.S.)	459	538	354
Foreign	(269)	67	38

Total deferred	2,657	1,489	1,592

Income tax expense	$2,933	$2,744	$2,225

MAD CATZ INTERACTIVE, INC.

Notes to Consolidated Financial Statements — (Continued)

The difference between reported income tax expense (benefit) and the amount computed by multiplying income (loss) before income taxes by the Company’s applicable Canadian statutory tax rate of approximately 33%, 35% and 36% for the years ended March 31, 2009, 2008 and 2007, respectively, is reconciled as follows (in thousands):

	Years Ended March 31,
	2009	2008	2007

Income tax expense (benefit) using the Company’s Canadian statutory tax rates	$(9,906)	$2,096	$2,142
Income taxed in jurisdictions other than Canada	1,468	(174)	(263)
Goodwill impairment	7,511	—	—
Change in valuation allowance	3,665	1,054	346
Other	195	(232)	—

	$2,933	$2,744	$2,225

The sources of significant temporary differences that give rise to the deferred tax assets and liabilities are as follows (in thousands):

	March 31,
	2009	2008

Deferred tax assets:
Tax loss carryforwards	$8,542	$15,370
Difference between book and tax basis of inventories	789	809
Difference between book and tax basis of accounts receivables	424	487
Deferred fees not currently deductible	86	96
Accruals and reserves not currently deductible	552	687
Difference between book and tax basis if intangible assets, property & equipment	800	615
Unclaimed depreciation on property and equipment	278	339
Unclaimed scientific research expenditures	184	225
Other	205	390

	11,860	19,018
Less valuation allowance	(10,895)	(15,217)

Net deferred tax assets	$965	$3,801

Deferred tax liabilities:
Federal liability on state tax loss	$231	$82
Prepaid liabilities	24	258
Goodwill and intangibles	207	745
Other	—	147

Net deferred tax liabilities	$462	$1,232

Net deferred tax assets	$503	$2,569

MAD CATZ INTERACTIVE, INC.

Notes to Consolidated Financial Statements — (Continued)

The valuation allowance for deferred tax assets decreased $4.3 million from $15.2 million as of March 31, 2008 to $10.9 million as of March 31, 2009. The $4.3 million decrease was primarily due to the expiration of Canadian net operating loss carryforwards in the amount of $2.8 million, which were fully valued, and the release of $3.2 million of valuation allowances related to certain Saitek entities as a result of the merger of such Saitek entities into MadCatz entities in fiscal 2009. These decreases were partially offset by the recognition of new valuation allowances for tax losses (primarily in the U.S.), net of translation adjustments.

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

With regards to the deferred tax assets of our Canadian entities, Mad Catz Interactive, Inc. (“MCII”), and MCC the Company believes there is insufficient evidence to conclude that realization of the benefit is more likely than not, and therefore the Company has provided a full valuation allowance against these assets. MCII is a corporate entity, which has no revenue or other income, and incurs corporate-related expenses. Taxable losses are incurred each year and MCII has a history of operating losses. MCC is a sales office, which has generated a minimal pretax book income in the three most recent years, but has a history of losses in prior year, and is projected to generate minimal taxable income in future years. These circumstances are not anticipated to change and therefore the Company does not expect MCII or MCC to generate sufficient taxable income in the foreseeable future to enable either entity to utilize their tax loss carryforwards. MCI is the Company’s main operating entity and corporate headquarters and also owns the Mad Catz intellectual property. Although MCI had reported pretax book income and taxable income in 2007 and 2008, MCI reported a pretax book loss (excluding the goodwill impairment charge) as well as a taxable loss in 2009, and is not projected to generate taxable income for the next five years. Accordingly, the Company believes there is insufficient evidence to conclude that realization of the deferred tax assets are more likely than not, and therefore recorded a full valuation allowance against these assets in fiscal 2009. With regard to Hong Kong, Germany, and the UK’s deferred tax assets, the Company believes that it is more likely than not that the results of future operations will generate sufficient taxable income to realize the deferred tax assets, and therefore no valuation allowance has been provided for these assets. These entities have historically realized pretax book income and taxable income and are projected to continue to do so for the foreseeable future.

MCI has U.S. federal and California tax losses of approximately $5.6 million, and $7.7 million, respectively, which may be carried forward to reduce future years’ taxable income. These losses begin to expire in 2023 and 2014 respectively. Saitek has foreign net operating loss carryforwards of approximately $15.3 million which may be carried forward indefinitely.

The total capital and non-capital income tax losses of MCII and MCC as of March 31, 2009 of $3.9 million, is based upon the total tax loss carry-forward amount in Canadian dollars of $16.8 million, translated into U.S. dollars at the March 31, 2009 exchange rate (1 Canadian dollar = 0.80074 U.S. dollar) and tax-effected at a 29% estimated rate. The gross tax loss carryfowards of Cdn.$16.8 million is made up of (i) MCII non-capital income tax losses of approximately Cdn.$12.9 million (U.S.$10.4 million), which expire from 2010 through 2029, (ii) MCII net capital tax losses of approximately Cdn.$3.2 million (U.S.$2.5 million), which are available indefinitely to offset taxable capital gains, and (iii) MCC non-capital income tax losses of approximately Cdn.$0.7 million (U.S.$0.5 million), which expire from 2010 through 2015. A full valuation allowance is provided against all these tax losses.

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

MAD CATZ INTERACTIVE, INC.

Notes to Consolidated Financial Statements — (Continued)

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

Following is a tabular reconciliation of the Unrecognized Tax Benefits activity during 2009 (in thousands):

Unrecognized Tax Benefits — Opening Balance	—
Gross increases/(decreases) — tax positions in prior period	—
Gross increase — current-period tax positions	$2,389
Settlements	—
Lapse of statute of limitations	—

Unrecognized Tax Benefits — Ending Balance	$2,389

If recognized, the $2.4 million of unrecognized tax benefits would benefit the Company’s effective tax rate.

The Company’s policy is to recognize interest and penalties related to unrecognized tax benefits in income tax expense. There is no interest or penalties recorded on the FIN 48 balance as interest and penalties start to accrue upon filing of the tax returns, and the related tax assets for which the FIN 48 reserve was recorded have not yet been deducted on tax returns.

The Company is subject to taxation in the U.S. and various states and foreign jurisdictions. The Company has no years under examination by any state or other foreign jurisdiction.

The Company’s historical tax years are subject to examination by the Internal Revenue Service and various state jurisdictions for fiscal years ended March 31, 2006 to the present. With few exceptions, the Company is no longer subject to foreign examinations by tax authorities for fiscal years ended before March 31, 2005. Effectively, all of the Company’s newly acquired foreign subsidiaries historical tax years are subject to examination by various foreign tax authorities due to the generation of net operating losses.

The Company does not foresee any material changes to unrecognized tax benefits within the next twelve months.

(12)	Commitments and Contingencies

Leases

The Company is obligated under certain non-cancelable operating leases, primarily for warehouses and office space. Rent expense for operating leases was approximately $1,624,000, $1,851,000 and $1,168,000 for the years

MAD CATZ INTERACTIVE, INC.

Notes to Consolidated Financial Statements — (Continued)

ended March 31, 2009, 2008 and 2007, respectively. Annual future minimum rental payments required under operating leases as of March 31, 2009 are as follows (in thousands):

Year ending March 31:
2010	$1,254
2011	1,018
2012	786
2013	722
2014	358
Thereafter	423

$4,561

Royalty and License Agreements

The Company has license agreements to utilize existing design and utility technology with its products. The Company also has royalty agreements for use of licensed trademarks and celebrity endorsements. These agreements have royalty and license fees based on different percentages of certain types of sales or a predetermined amount per unit. Royalty and license expenses were $4,198,000, $2,086,000 and $3,537,000 for the years ended March 31, 2009, 2008 and 2007, respectively. Annual future minimum rental payments required under royalty and license agreements as of March 31, 2009 are as follows (in thousands):

Year ending March 31:
2010	$476
Thereafter	29

$505

Legal Proceedings

On or about January 23, 2009, Michele Graham, a former employee of MCI, filed an action in the Superior Court of California in the County of San Diego, styled, Michele Graham v. Mad Catz, Inc., Case No. 37-2009-00081888 CU-WT-CTL. In her complaint, Ms. Graham claims she was improperly terminated based on her age. Ms. Graham has requested $73,500 in special damages and $5.65 million in punitive damages. Mad Catz disputes Ms. Graham’s claims and intends to vigorously defend the action.

On or about March 5, 2009, Immersion Corporation filed an action against MCI alleging underpayment of royalties pursuant to several license agreements. The action was filed in the Superior Court of California in the County of Santa Clara and is styled, Immersion Corporation v. Mad Catz, Inc., Case No. 109 CV 136562. Immersion claimed MCI owed unpaid royalties. Immersion and MCI have agreed to settle the dispute for $300,000 paid out over a one year time period, and this amount was recorded in accrued liabilities as of March 31, 2009.

(13)	Employee Savings Plan

MCI has an employee savings plan that permits eligible participants to make contributions by salary reduction pursuant to section 401(k) of the Internal Revenue Code. The Company matches 50% of the first 8% of compensation that is contributed by each participating employee to the plan. The Company’s contributions to the plan were $139,000, $136,000 and $112,000 for the years ended March 31, 2009, 2008 and 2007, respectively.

MAD CATZ INTERACTIVE, INC.

Notes to Consolidated Financial Statements — (Continued)

(14)	Geographic and Product Line Data

The Company’s sales are attributed to the following geographic regions (in thousands):

	2009	2008	2007

Net sales:
United States	$65,003	$52,129	$71,168
Europe	41,442	31,257	22,163
Canada	1,974	2,806	6,355
Other countries	4,144	1,545	111

	$112,563	$87,737	$99,797

Revenue is attributed to geographic regions based on the location of the customer. During the year ended March 31, 2009, one customer individually accounted for at least 10% of the Company’s gross sales, and this customer accounted for 29% of the Company’s gross sales. During the year ended March 31, 2008, one customer individually accounted for at least 10% of the Company’s gross sales, and this customer accounted for 33% of the Company’s gross sales. During the year ended March 31, 2007, two customers individually accounted for at least 10% of the Company’s gross sales, with one customer accounting for 32% and the second for 18% of the Company’s gross sales, for a combined total of 50% of consolidated gross sales.

The Company’s property and equipment are attributed to the following geographic regions (in thousands):

	2009	2008

Property and equipment:
United States	$394	$608
Europe	115	187
Canada	—	—
Other countries	1,317	1,306

	$1,826	$2,101

Our gross sales by product category are as follows:

	Year Ended March 31,
	2009	2008

Accessories	$26,408	$13,048
Personal computer products	40,173	14,277
Control pads	28,828	29,292
Batteries	10,582	3,504
Cables	9,100	11,619
Bundles	8,993	13,608
Games	1,695	4,202
Steering wheels	1,068	2,940
Memory	1,163	2,474
All others	209	3,807

Total	$127,801	$98,771

MAD CATZ INTERACTIVE, INC.

Notes to Consolidated Financial Statements — (Continued)

(15)	Quarterly Financial and Market Information (Unaudited)

	Quarter Ended
	June 30	Sept. 30	Dec. 31(A)	Mar 31(B)
	(Amounts in thousands, except per share data)

Fiscal 2009 Consolidated:
Net sales	$23,226	$25,750	$40,817	$22,770
Gross profit	8,194	7,823	10,548	5,440
Operating income (loss)	(884)	(819)	(26,413)	629
Net loss	(777)	(1,239)	(26,907)	(3,624)
Net loss per share — basic	(0.02)	(0.02)	(0.49)	(0.06)
Net loss per share — diluted	(0.02)	(0.02)	(0.49)	(0.06)
Common stock price per share:
High	0.81	0.80	0.61	0.45
Low	0.55	0.45	0.25	0.15
Fiscal 2008 Consolidated:
Net sales	$14,631	$16,876	$34,316	$21,914
Gross profit	4,732	4,973	12,703	6,488
Operating income (loss)	(115)	1,251	5,565	(1,615)
Net income (loss)	(181)	872	3,310	(832)
Net income (loss) per share — basic	(0.00)	0.02	0.06	(0.02)
Net income (loss) per share — diluted	(0.00)	0.02	0.06	(0.02)
Common stock price per share:
High	1.65	1.50	1.39	1.23
Low	0.76	0.86	0.95	0.56

(A)	In the third quarter of fiscal year 2009, it was determined that goodwill had been impaired. Accordingly, the Company performed a valuation analysis and recorded a preliminary estimated impairment charge of $28.5 million.

(B)	In the fourth quarter of fiscal year 2009, the goodwill valuation analysis was finalized and a reduction to the previously estimated impairment charge in the amount of $0.6 million was recorded.

SCHEDULE II

Mad Catz Interactive, Inc.
Valuation and Qualifying Accounts
Years Ended March 31, 2009, 2008 and 2007

	Additions
	Balance at
	Beginning of	Revenue	Expenses and		Balance at
Description	Period	Reductions(A)	Other Costs(B)	Deductions(C)	End of Period
	(In thousands of U.S. dollars)

Year Ended March 31, 2009
Allowance for Doubtful Accounts, Cooperative Advertising, Price Protection and Sales Returns	$(4,514)	$(6,084)	$(3,449)	$8,121	$(5,926)
Year Ended March 31, 2008
Allowance for Doubtful Accounts, Cooperative Advertising, Price Protection and Sales Returns	$(3,583)	$(4,933)	$(3,271)	$7,273	$(4,514)
Year Ended March 31, 2007
Allowance for Doubtful Accounts, Cooperative Advertising, Price Protection and Sales Returns	$(5,198)	$(5,426)	$(2,511)	$9,552	$(3,583)

(A)	Includes increases in allowances for sales returns, price protection and other sales allowances including volume discounts. Included in the additions in 2008 is $1,923,000, which represents the beginning balance of Saitek upon acquisition.

(B)	Includes increases in allowances for doubtful accounts and cooperative advertising that is awarded based on allowance. Amounts reflect the translation effect of using the average exchange rate for expense items and the year-end exchange rate for the balance sheet item (allowance account). Included in the additions in 2008 is $10,000, which represents the beginning balance of Saitek upon acquisition.

(C)	Includes actual write-offs of uncollectible accounts receivable, sales returns and price protection credits issued.

See accompanying report of independent registered public accounting firm.