Form 10-Q
period 2009-06-30
MAD CATZ INTERACTIVE INC
filed 2009-08-13
CIK 1088162

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2009
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  YES  ☑  NO  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes  ☐  No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐  No  ☑
There were 55,098,549 shares of the registrant’s common stock issued and outstanding as of July 31, 2009.

MAD CATZ INTERACTIVE, INC.
FORM 10-Q
FOR THE PERIOD ENDED JUNE 30, 2009

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
MAD CATZ INTERACTIVE, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands of U.S. dollars, except share data)
(Unaudited)

	June 30,	March 31,
	2009	2009
Current assets:
Cash	$2,391	$2,890
Accounts receivable, net of allowances of $5,625 and $5,926 at June 30, 2009 and March 31, 2009, respectively	13,191	15,524
Other receivables	437	471
Income tax receivable	759	759
Inventories	20,956	17,774
Deferred tax assets	19	19
Prepaid expense and other current assets	1,794	1,491

Total current assets	39,547	38,928
Deferred tax assets	328	484
Other assets	760	362
Property and equipment, net	2,517	2,246
Intangible assets, net	4,490	5,118
Goodwill	8,446	8,467

Total assets	$56,088	$55,601

Current liabilities:
Bank loan	$11,763	$13,272
Accounts payable	13,782	13,528
Accrued liabilities	6,700	5,929
Note payable	847	847
Income taxes payable	922	655

Total current liabilities	34,014	34,231
Other long term liabilities	676	453
Convertible notes payable	14,500	14,500

Total liabilities	49,190	49,184
Shareholders’ equity:
Common stock, no par value, unlimited shares authorized; 55,098,549 shares issued and outstanding at June 30, 2009 and March 31, 2009	48,408	48,255
Accumulated other comprehensive income	1,425	101
Accumulated deficit	(42,935)	(41,939)

Total shareholders’ equity	6,898	6,417

Total liabilities and shareholders’ equity	$56,088	$55,601

See accompanying notes to unaudited condensed consolidated financial statements.

MAD CATZ INTERACTIVE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)
(in thousands of U.S. dollars, except share and per share data)

	Three Months Ended
	June 30,
	2009	2008
Net sales	$22,378	$23,226
Cost of sales	16,018	15,032

Gross profit	6,360	8,194
Operating expenses:
Sales and marketing	2,443	3,130
General and administrative	3,051	4,872
Research and development	309	464
Amortization of intangible assets	582	612

Total operating expenses	6,385	9,078

Operating loss	(25)	(884)
Interest expense, net	(468)	(467)
Foreign exchange loss, net	(312)	(72)
Other income	31	137

Loss before income taxes	(774)	(1,286)
Income tax expense (benefit)	222	(509)

Net loss	$(996)	$(777)

Basic and diluted net loss per share	$(0.02)	$(0.01)

Shares used in calculating basic and diluted net loss per share	55,098,549	55,060,087

See accompanying notes to unaudited condensed consolidated financial statements.

MAD CATZ INTERACTIVE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(in thousands of U.S. dollars)

	Three Months Ended
	June 30,
	2009	2008
Cash flows from operating activities:
Net loss	$(996)	$(777)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,036	1,102
Amortization of deferred financing fees	45	20
Increase in sales reserves	2,486	2,037
Benefit for deferred income taxes	156	(219)
Loss (gain) on disposal or sale of assets	53	(18)
Stock-based compensation	153	68
Changes in operating assets and liabilities:
Accounts receivable	148	(4,715)
Other receivables	37	(78)
Inventories	(2,772)	(1,156)
Prepaid expense and other current assets	(169)	91
Other assets	(343)	(283)
Accounts payable	286	(133)
Accrued liabilities	1,000	230
Income taxes receivable/payable	303	(635)
Net cash provided by (used in) operating activities	1,423	(4,466)
Cash flows from investing activities:
Purchases of property and equipment	(635)	(275)
Net cash used in investing activities	(635)	(275)
Cash flows from financing activities:
Proceeds from stock option exercises	—	56
Payment of financing fees	(50)	—
Repayments on bank loan	(22,816)	(17,783)
Borrowings on bank loan	21,307	19,189
Net cash (used in) provided by financing activities	(1,559)	1,462
Effects of foreign exchange on cash	272	(1)
Net decrease in cash	(499)	(3,280)
Cash, beginning of period	2,890	5,230
Cash, end of period	$2,391	$1,950
Supplemental cash flow information:
Income taxes paid	$43	$178
Interest paid	$198	$177
See accompanying notes to unaudited condensed consolidated financial statements.

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
     The condensed consolidated financial statements do not include all information and notes necessary for a complete presentation of financial position, results of operations and cash flows in conformity with United States generally accepted accounting principles. Please refer to the Company’s audited consolidated financial statements and related notes for the fiscal year ended March 31, 2009 contained in the Company’s Annual Report on Form 10-K as filed with the United States Securities and Exchange Commission (the “SEC”).
     The preparation of financial statements in conformity with United States generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an ongoing basis, the Company evaluates its estimates, including those related to asset impairments, reserves for accounts receivable and inventories, contingencies and litigation, valuation and recognition of share-based payments and income taxes. Illiquid credit markets, volatile equity markets, foreign currency, and declines in customer spending have combined to increase the uncertainty inherent in such estimates and assumptions. As future events and their effects cannot be determined with precision, actual results could differ from these estimates. Changes in estimates resulting from continuing changes in the economic environment will be reflected in the financial statements in future periods. Actual results could differ from those estimates.
     The Company has evaluated subsequent events through the time of filing this Form 10-Q with the SEC on August 12, 2009.
      Recently Adopted Accounting Pronouncements
     In May 2009, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 165, “Subsequent Events” (“SFAS No. 165”). SFAS No. 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued. SFAS No. 165 is for interim or annual periods ending after June 15, 2009. SFAS No. 165 requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date, that is, whether the date represents the date the financial statements were issued or were available to be issued. The Company adopted SFAS No. 165 during the quarter ended June 30, 2009, and the adoption did not have a material impact on its unaudited condensed consolidated financial statements.
     In April 2009, the FASB issued FASB Staff Position (“FSP”) FAS 107-1 and Accounting Principles Board (“APB”) APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (“FSP FAS 107-1 and APB 28-1”). FSP FAS 107-1 and APB 28-1 amends Statement 107 and Opinion 28 by requiring disclosures of the fair value of financial instruments included within the scope of Statement 107 whenever a public company issues summarized financial information for interim reporting periods. FSP FAS 107 and APB 28-1 is effective for interim reporting periods ending after June 15, 2009. The Company adopted FSP FAS 107-1 and APB 28-1 during the quarter ended June 30, 2009, and the adoption did not have a material impact on its unaudited condensed consolidated financial statements.
     In September 2006, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 157, Fair Value Measurements (“SFAS No. 157”). SFAS No. 157 defines fair value, establishes a framework for measuring fair value using generally accepted accounting principles, and expands disclosures related to fair value measurements. Subsequent to the issuance of SFAS No. 157, the FASB issued FASB Staff Position 157-2 (“FSP 157-2”). FSP 157-2 delayed the effective date of the application of SFAS No. 157 to fiscal years beginning after November 15, 2008 for all nonfinancial assets and nonfinancial liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis. The Company adopted the provisions of SFAS No. 157 as of April 1, 2008 with the exception of the application of the statement to nonrecurring nonfinancial assets and nonfinancial liabilities, which the Company adopted on April 1, 2009. This adoption did not have an impact on the Company’s unaudited condensed consolidated financial statements.
     In April 2009, the FASB issued FSP FAS 157-4, Determining Fair Value When Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly (“FSP FAS 157-4”), which provides guidance on how to determine the fair value of assets and liabilities when the volume and level of activity for the asset or liability has significantly decreased when compared with normal market activity for the asset or liability as well as guidance on identifying circumstances that indicate a transaction is not orderly. FSP FAS 157-4 is effective for interim and annual periods ending after June 15, 2009. The Company adopted FSP 157-4 on April 1, 2009 and the adoption did not have an impact on its unaudited condensed consolidated financial statements.
     In December 2007, the FASB issued SFAS No. 141R Business Combinations (“SFAS No. 141R”). SFAS No. 141R establishes the principles and requirements for how an acquirer in a business combination (1) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed and any non-controlling interest in the acquiree, (2) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase and (3) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. In April 2009, the FASB issued FSP FAS 141R-1 Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies (“FSP FAS 141R-1”), which amends the initial recognition and measurement, subsequent measurement and accounting, and disclosure of assets and liabilities arising from contingencies in a business combination. SFAS No. 141R and FSP FAS 141R-1 are effective beginning with the Company’s fiscal 2010. The impact of the adoption of SFAS No. 141R and FSP FAS 141R-1 on the Company’s results of operations and financial position will depend on the nature and extent of business combinations that it completes, if any, in or after fiscal 2010.
     In May 2008, the FASB issued FSP APB 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement) (“FSP APB 14-1”), which applies to all convertible debt instruments that have a “net settlement feature,” which means that such convertible debt instruments, by their terms, may be settled either wholly or partially in cash upon conversion. FSP APB 14-1 requires issuers of convertible debt instruments that may be settled wholly or partially in cash upon conversion to separately account for the liability and equity components in a manner reflective of the issuers’ nonconvertible debt borrowing rate. FSP APB 14-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008 and interim periods within those fiscal years. The Company adopted FSP APB 14-1 on April 1, 2009, but it did not have an impact on its unaudited condensed consolidated financial statements as the Company’s convertible debt instrument does not contain a net settlement feature.
     In April 2008, the FASB issued FSP FAS No. 142-3, Determination of the Useful Life of Intangible Assets (“FSP FAS No. 142-3”). FSP FAS No. 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS 142, Goodwill and Other Intangible Assets, to include an entity’s historical experience in renewing or extending similar arrangements, adjusted for entity-specific factors, even when there is likely to be “substantial cost or material modifications.” FSP FAS No. 142-3 states that in the absence of historical experience an entity should use assumptions that market participants would make regarding renewals or extensions, adjusted for entity-specific factors. The guidance for determining the useful life of intangible assets included in FSP FAS No. 142-3 will be applied prospectively to intangible assets acquired after the effective date of April 1, 2009. The Company adopted FSP No. FAS 142-3 beginning April 1, 2009, and the adoption did not have an impact on its unaudited condensed consolidated financial statements.
     In November 2008 the FASB ratified Emerging Issues Task Force (“EITF”) Issue No. 08-7, Accounting for Defensive Intangible Assets (“EITF 08-7”). EITF 08-7 applies to defensive intangible assets, which are acquired intangible assets that the acquirer does not intend to actively use but intends to hold to prevent its competitors from obtaining access to them. As these assets are separately identifiable, EITF 08-7 requires an acquiring entity to account for defensive intangible assets as a separate unit of accounting which should be amortized to expense over the period the intangible asset will directly or indirectly affect the entity’s cash flows. Defensive intangible assets must be recognized at fair value in accordance with SFAS No. 141R and SFAS No. 157. EITF 08-7 is effective for financial statements issued for fiscal years beginning after December 15, 2008. The Company adopted FSP No. FAS 142-3 beginning April 1, 2009, and the adoption did not have an impact on its unaudited condensed consolidated financial statements.
     In June 2008, the FASB issued FSP EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities (“FSP EITF 03-6-1”). FSP EITF 03-6-1 addresses whether instruments granted in share-based payment transactions may be participating securities prior to vesting and, therefore, need to be included in the earnings allocation in computing basic earnings per share (“EPS”) pursuant to the two-class method described in paragraphs 60 and 61 of FASB Statement No. 128, Earnings per Share. FSP EITF 03-6-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those years. The Company adopted FSP EITF 03-6-1 on April 1, 2009, but it did not have an impact on its consolidated financial statements as the Company’s unvested equity awards are not participating securities as defined by FSP EITF 03-6-1.

     In June 2008, the EITF reached a consensus in Issue No. 07-5, Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock (“EITF 07-5”). EITF 07-5 addresses the determination of whether an instrument (or an embedded feature) is indexed to an entity’s own stock, which is the first part of the scope exception in paragraph 11(a) of SFAS 133. EITF 07-5 is effective for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early application is not permitted. The Company adopted EITF 07-5 beginning April 1, 2009, and the adoption did not have a material impact on its unaudited condensed consolidated financial statements.
(2) Inventories
Inventories consist of the following (in thousands):

	June 30,	March 31,
	2009	2009
Raw materials	$1,132	$949
Finished goods	19,824	16,825

Inventories	$20,956	$17,774

(3) Bank Loan
     The Company has a Credit Facility with Wachovia Capital Finance Corporation (Central) (“Wachovia”) to borrow funds under a revolving line of credit subject to the availability of eligible collateral (accounts receivable and inventories), which changes throughout the year. On June 23, 2009, the Company extended the term of the Credit Facility through October 31, 2012. As part of extending the term, the Company chose to reduce the amount of the Credit Facility from $35.0 million to $30.0 million. The line of credit accrued interest on the daily outstanding balance at the U.S. prime rate plus 0.75% per annum through June 30, 2009, after which interest accrues at the U.S. prime rate plus 2.00% or, at the Company’s option, LIBOR plus 3.50% with a LIBOR floor of 1.50%. At June 30, 2009, the interest rate was 4.0%. The Company is also required to pay a monthly service fee of $1,000, which increased to $2,000 as of July 1, 2009, and an unused line fee equal to 0.25% of the unused portion of the loan, which increased to 0.50% on July 1, 2009. Borrowings under the Credit Facility are secured by a first priority interest in the inventories, equipment, accounts receivable and investment properties of Mad Catz, Inc. (“MCI”) and by a pledge of all of the capital stock of the Company’s subsidiaries and is guaranteed by the Company. The Company is required to meet a quarterly financial covenant based on the Company’s trailing four quarter’s coverage of fixed charges. The Company was in compliance with the current fixed charge coverage ratio covenant as of June 30, 2009.
(4) Convertible Notes Payable
     On November 20, 2007, the Company issued to the seller of Saitek $14,500,000 of convertible notes (“Saitek Notes”) as part of the consideration relating to that acquisition. On June 24, 2009, the terms of the Saitek Notes were amended as follows. The maturity of the Saitek Notes was extended to March 31, 2019 with annual principal and interest payments of $2,400,000 due beginning March 31, 2011 until the Saitek Notes are retired. The Saitek Notes will bear interest at 7.5% through March 31, 2014 and 9.0% thereafter. Quarterly cash payments for partial interest in the amount of approximately $45,000 are due beginning June 30, 2009, in addition to an interest payment of $500,000 due on October 31, 2009, and an interest payment of $596,035 due on March 31, 2010. The Saitek Notes are convertible into Mad Catz common stock at the exercise price of $1.419 per share.
(5) Completion Note
     Pursuant to the Saitek purchase agreement, a working capital adjustment in the amount of $847,000 was made to the purchase price based on the completion of the final balance sheet, and the Company financed this amount with a note payable to The Winkler Atlantic Trust. The note is unsecured, was originally due August 1, 2011 including all accrued interest, and bears interest at 7% per annum compounded annually. As part of restructuring the Saitek Notes described above, the Company is required to repay this note in full, plus accrued interest, on March 31, 2010.
(6) Comprehensive Income (Loss)
     SFAS No. 130, Reporting Comprehensive Income, requires classification of other comprehensive income (loss) in a financial statement and display of other comprehensive income separately from retained earnings and additional paid-in capital. Other comprehensive income (loss) consists of foreign currency translation adjustments.
     Comprehensive income (loss) for the three months ended June 30, 2009 and 2008 consists of the following components (in thousands):

	Three Months Ended
	June 30,
	2009	2008
Net loss	$(996)	$(777)
Foreign currency translation adjustment	1,324	(775)

Comprehensive income (loss)	$328	$(1,552)

(7) Basic and Diluted Net Loss per Share
     Basic earnings per share is calculated by dividing the net loss by the weighted average number of common shares outstanding during the reporting period. Diluted earnings per share includes the impact of potentially dilutive common stock-based equity instruments.
     Outstanding options to purchase an aggregate of 6,896,274 and 3,685,334 shares of the Company’s common stock for the three months ended June 30, 2009 and 2008, respectively, were excluded from diluted net loss per share calculations because inclusion of such options would have an anti-dilutive effect on losses in these periods. Weighted average shares of 10,217,744 related to the convertible notes payable were excluded from the calculation for each of the three month periods ended June 30, 2009 and 2008 because of their anti-dilutive effect during the period.
(8) Geographic Data
     The Company’s sales are attributed to the following geographic regions (in thousands):

	Three months ended
	June 30,
	2009	2008
Net sales:
United States	$13,610	$12,615
Europe	7,259	10,022
Canada	858	240
Other countries	651	349

	$22,378	$23,226

     Revenue is attributed to geographic regions based on the location of the customer. During the three months ended June 30, 2009 and 2008, one customer individually accounted for approximately 25% and 23% of the Company’s gross sales, respectively.
(9) Subsequent Events
     In accordance with SFAS No. 165, management has evaluated any events or transactions occurring after June 30, 2009, the balance sheet date, through August 12, 2009, the date that the Company’s unaudited condensed consolidated financial statements were issued, and identified no events or transactions which would impact its unaudited condensed consolidated financial statements for the three month period ended June 30, 2009 or require disclosure.
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     This section contains forward-looking statements and forward looking information (collectively “forward-looking statements”) as defined in applicable securities legislation involving risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors including those set out under “Forward-looking Statements” herein and in “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended March 31, 2009 and in Part II Other Information — Item 1A. Risk Factors in this Quarterly Report on Form 10-Q. The following discussion should be read in conjunction with our condensed consolidated financial statements and related notes included in this Form 10-Q and in our Annual Report on Form 10-K for the fiscal year ended March 31, 2009.
Overview
Our Business
     We design, manufacture (primarily through third parties in Asia), market and distribute accessories for all major videogame platforms, the PC and, to a far lesser extent the iPod and other audio devices. Our accessories are marketed primarily under the Mad Catz, Saitek, Joytech, GameShark and AirDrives brands; we also produce for selected customers a limited range of products which are marketed on a “private label” basis. Our products include videogame, PC and audio accessories, such as control pads, steering wheels, joysticks, memory cards, video cables, flight sticks, dance pads, microphones, car adapters, carry cases, mice, keyboards and headsets. We also market videogame enhancement products and publish videogames.
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
Potential Fluctuations in Foreign Currency
     During the first quarter of fiscal 2010, approximately 39% of total net sales was transacted outside of the United States. The majority of our international business is presently conducted in currencies other than the U.S. dollar. Foreign currency transaction gains and losses arising from normal business operations are credited to or charged against earnings in the period incurred. As a result, fluctuations in the value of the currencies in which we conduct our business relative to the U.S. dollar will cause currency transaction gains and losses, which we have experienced in the past and continue to experience. Due to the volatility of currency exchange rates, among other factors, we cannot predict the effect of exchange rate fluctuations upon future operating results. There can be no assurances that we will not experience currency losses in the future. To date we have not hedged against foreign currency exposure.
Critical Accounting Policies
     Our critical accounting principles and estimates remain consistent with those reported in our Annual Report on Form 10-K for the year ended March 31, 2009, as filed with the Securities and Exchange Commission.
RESULTS OF OPERATIONS
Net Sales
     From a geographical perspective, our net sales for the three months ended June 30, 2009 and 2008 were as follows (in thousands):

	June 30,		June 30,		$	%
	2009	% of total	2008	% of total	Change	Change
United States	$13,610	61%	$12,615	55%	$995	8%
Europe	7,259	32%	10,022	43%	(2,763)	(28)%
Canada	858	4%	240	1%	618	258%
Other countries	651	3%	349	1%	302	87%

Consolidated net sales	$22,378	100%	$23,226	100%	$(848)	(4)%

     For the three months ended June 30, 2009, consolidated net sales decreased 4% as compared to the three month period ended June 30, 2008. Net sales in the first quarter of fiscal year 2009 decreased primarily due to the strength of the U.S. dollar relative to the British pound (“GBP”) and the Euro, which led to a decrease of approximately $1.7 million for GBP and Euro-denominated sales when translated into U.S. dollars . Also contributing to the decrease were lower sales of products for the Wii platform in the 2009 period as compared to the 2008 period when the Wii products were launched.
     Our sales by product group as a percentage of gross sales are as follows:

	Three months ended
	June 30,
	2009	2008
Xbox 360	32%	11%
PC	24%	35%
PlayStation 3	19%	11%
Wii	8%	18%
Handheld Consoles(a)	7%	11%
PlayStation 2	2%	4%
GameCube	2%	3%
All others	6%	7%

Total	100%	100%

(a)	Handheld consoles include Sony PSP and Nintendo Game Boy Advance, Game Boy Advance SP, DS, DS Lite, DSi and Micro.
The increases in Xbox 360 and PlayStation 3 as a percentage of total gross sales primarily relate to sales of the Street Fighter IV ™ FightStick ™ and Street Fighter IV Tournament Edition FightStick which were released in the fourth quarter of fiscal 2009. The decrease in PC sales as a percentage of total gross sales is primarily related to lower keyboard, flight control and mice sales.

Our sales by product category as a percentage of gross sales are as follows:

	Three months ended
	June 30,
	2009	2008
Specialty Controllers	36%	17%
Accessories	23%	42%
Controllers	21%	15%
Audio	10%	9%
PC Input Devices	8%	14%
Games	2%	3%

Total	100%	100%

The increase in fight sticks as a percentage of total gross sales primarily relates to sales of the Street Fighter IV FightStick and Street Fighter IV Tournament Edition FightStick, which were released in the fourth quarter of fiscal 2009. The increase in control pads is primarily related to the sales of the Street Fighter IV Fight Pad ™, also released in the fourth quarter of fiscal 2009.
Gross Profit
     Gross profit is defined as net sales less cost of sales. Cost of sales consists of product costs, cost of licenses and royalties, cost of freight-in and freight-out and distribution center costs, including depreciation and other overhead.
     The following table presents net sales, cost of sales and gross profit for the three months ended June 30, 2009 and 2008 (in thousands):

	June 30,	% of Net	June 30,	% of Net	$	%
	2009	Sales	2008	Sales	Change	Change
Net sales	$22,378	100%	$23,226	100%	$(848)	(4)%
Cost of sales	16,018	72%	15,032	65%	986	7%

Gross profit	$6,360	28%	$8,194	35%	$(1,834)	(22)%

          Gross profit for the three months ended June 30, 2009 decreased 22%, while gross profit as a percentage of net sales, or gross profit margin, decreased from 35% to 28%, the vast majority of which reduction was caused by exchange rate fluctuations, specifically the strengthening of the U.S. dollar compared to the Euro and the GBP in the quarter ended June 30, 2009. Absent significant changes in the value of the U.S. dollar, we expect our gross profit margin to stay within a range of plus or minus two and one-half points of our fiscal 2009 gross margin.
Operating Expenses
     Operating expenses for the three months ended June 30, 2009 and 2008 were as follows (in thousands):

	June 30,	% of	June 30,	% of	$	%
	2009	Net Sales	2008	Net Sales	Change	Change

Sales and marketing	$2,443	11%	$3,130	13%	$(687)	(22)%
General and administrative	3,051	144%	4,872	21%	(1,821)	(37)%
Research and development	309	1%	464	2%	(155)	(33)%
Amortization	582	3%	612	3%	(30)	(5)%

Total operating expenses	$6,385	29%	$9,078	39%	$(2,693)	(30)%

          Sales and Marketing Expenses. Sales and marketing expenses consist primarily of payroll, commissions, participation at trade shows and travel costs for our worldwide sales and marketing staff, advertising expense and costs of operating our websites. The decrease in sales and marketing expense is primarily due to exchange rate fluctuations which accounted for $325,000 of the decrease. Decreased advertising, co-op, third-party commissions, and public relations expenses accounted for the remainder of the decrease. We expect sales and marketing expenses as a percentage of net sales in fiscal 2010 to continue to decline modestly.
          General and Administrative. General and administrative expenses include salaries and benefits for our executive and administrative personnel, facilities costs and professional services, such as legal and accounting. The decrease in general and administrative expenses is primarily due to acquisition-related audit and professional fees which were included in the first quarter of fiscal year 2009 which accounted for approximately $1,000,000 of the decrease. Also contributing to the decrease were reductions in bonus expense, salary expense and travel and entertainment expense. We expect general and administrative expenses as a percentage of net sales in fiscal 2010 to decline by a few percentage points.
     Research and Development. Research and development expenses include the costs of developing and enhancing new and existing products. The decrease in research and development expenses relates to on-going cost reduction efforts.

     Amortization. Amortization expenses consist of the amortization of the acquired intangible assets from Saitek and Joytech, and the expense remained fairly consistent period to period.
Interest Expense, net, Foreign Exchange Loss and Other Income
     Interest expense, foreign exchange gain and other income for the three months ended June 30, 2009 and 2008 were as follows (in thousands):

	June 30,	June 30,	$	%
	2009	2008	Change	Change
Interest expense, net	$(468)	$(467)	$(1)	0%
Foreign exchange loss	$(312)	$(72)	$(240)	(333)%
Other income	$31	$137	$(106)	(77)%
     Interest expense has remained relatively unchanged from prior year. However, due to the higher interest rate on our bank loan beginning July 1, 2009, it is expected that interest expense in fiscal year 2010 may be higher than it was in 2009.
     The foreign exchange loss in the three months ended June 30, 2009 compared to the quarter ended June 30, 2008 is due primarily to the rise in value of the U.S. dollar versus the GBP and the Euro. The loss primarily relates to the revaluation of intercompany payables arising from product purchases at the Company’s foreign subsidiaries.
     Other income recorded in the three months ended June 30, 2009 and 2008 primarily relates to advertising income from our GameShark.com website which decreased in the 2009 period.
Income Tax Expense (Benefit)
     Income tax expense (benefit) for the three months ended June 30, 2009 and 2008 was as follows (in thousands):

June 30,	Effective	June 30,	Effective	$	%
2009	Tax Rate	2008	Tax Rate	Change	Change
$222	(28.6)%	$(509)	39.6%	$731	144%
     The Company’s effective tax rate is a blended rate for different jurisdictions in which the Company operates. The effective tax rate fluctuates depending on the taxable income in each jurisdiction and the statutory income tax rates in those jurisdictions. Our U.S., Canadian and French operations are excluded from the effective tax rate calculation due to the full valuation allowances against their deferred tax assets. The decrease in the effective tax rate in the first quarter of fiscal 2010 versus the first quarter of fiscal 2009 is primarily due the loss of tax benefits related to the U.S. operating company’s 2010 pre-tax loss which were required to be fully reserved against.
Liquidity and Capital Resources
Sources of Liquidity

	As of and for the
	Three months ended June 30,
(in thousands)	2009	2008	Change
Cash	$2,391	$1,950	$441

Percentage of total assets	4.3%	2.1%
Cash provided by (used in) operating activities	$1,423	$(4,466)	$5,889
Cash used in investing activities	(635)	(275)	(360)
Cash provided by (used in) financing activities	(1,559)	1,462	(3,021)
Effect of foreign exchange on cash	272	(1)	(273)

Net decrease in cash	$(499)	$(3,280)	$2,780

     At June 30, 2009, available cash was approximately $2.4 million compared to cash of approximately $2.9 million at March 31, 2009 and $2.0 million at June 30, 2008. Our primary sources of liquidity include a revolving line of credit (as discussed below under Cash Flows from Financing Activities), cash on hand at the beginning of the year and cash flows generated from operations.
Cash Flows from Operating Activities
     Our cash flows from operating activities have typically included the collection of customer receivables generated by the sale of our products, offset by payments to vendors for materials and manufacture of our products. For the three months ended June 30, 2009, cash provided by operating activities was $1.4 million compared to cash used of $4.5 million for the three months ended June 30, 2008. Cash provided by operations for the three months ended June 30, 2009 primarily resulted from a decrease in accounts receivable due to increased focus on collections, partially offset by an increase in inventories related to increased purchases in preparation for our holiday season. The increase in inventories in the fiscal year 2010 period is greater than that in the fiscal year 2009 primarily due to our efforts to front-load our inventory purchases in order to reduce our shipping costs. We are focused on effectively managing our overall liquidity position by continuously monitoring expenses and managing our accounts receivable collection efforts. Cash used in operations for the three months ended June 30, 2008 primarily reflects a decrease in accounts payable and an increase in inventory, partially offset by a decrease in accounts receivable.
Cash Flows from Investing Activities
     Cash used in investing activities was $635,000 during the three months ended June 30, 2009 and $275,000 during the three months ended June 30, 2008. Investing activities consist of capital expenditures to support our operations and were made up primarily of production molds, and to a lesser extent, computers and machinery and equipment.
Cash Flows from Financing Activities
     Cash used in financing activities during the three months ended June 30, 2009 of $1.6 million was a result of net repayments of $1.5 million under our line of credit and $50,000 of payments related to financing fees. For the three months ended June 30, 2008, cash provided by financing activities was $1.5 million, consisting of net borrowings on our line of credit.
     We maintain a Credit Facility with Wachovia Capital Finance Corporation (Central) (“Wachovia”) to borrow up to $30 million under a revolving line of credit subject to the availability of eligible collateral (accounts receivable and inventories), which changes throughout the year. The line of credit accrues interest on the daily outstanding balance at the U.S. prime rate plus 2.0% per annum. This facility expires on October 31, 2012. At June 30, 2009, the interest rate was 4.00%. We are also required to pay a monthly service fee of $2,000 and an unused line fee equal to 0.50% of the unused portion of the loan. Borrowings under the Credit Facility are secured by a first priority interest in the inventories, equipment, accounts receivable and investment properties of Mad Catz, Inc. and by a pledge of all of the capital stock of the Company’s subsidiaries and is guaranteed by the Company. We are required to meet a quarterly covenant based on the Company’s free cash flow. We were in compliance with this covenant as of June 30, 2009.
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
Contractual Obligations and Commitments
     There have been no material changes to our contractual obligations from the information provided in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, included in our Annual Report on Form 10-K for the fiscal year ended March 31, 2009.
     As of June 30, 2009 and March 31, 2009, we did not have any relationships with unconsolidated entities or financial parties, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As such, we are not exposed to any financing, liquidity, market, or credit risk that could arise if we had engaged in such relationships.
EBITDA
     EBITDA, a non-GAAP financial measure, represents net income before interest, taxes, depreciation and amortization. Prior to the third quarter of fiscal 2009, we had not recorded any goodwill impairment charges. To address the goodwill impairment charge recorded in fiscal 2009, we modified the calculation to exclude this non-operating, non-cash charge and defined the result as “Adjusted EBITDA”. We believe this to be a more meaningful measurement of performance than the previously calculated EBITDA. Adjusted EBITDA is not intended to represent cash flows for the period, nor is it being presented as an alternative to operating or net income as an indicator of operating performance and should not be considered in isolation or as a substitute for measures of performance prepared in accordance with generally accepted accounting principles. As defined, Adjusted EBITDA is not necessarily comparable to other similarly titled captions of other companies due to potential inconsistencies in the method of calculation. We believe, however, that in addition to the performance measures found in our financial statements, Adjusted EBITDA is a useful financial performance measurement for assessing our Company’s operating performance. Our management uses Adjusted EBITDA as a measurement of operating performance in comparing our performance on a consistent basis over prior periods, as it removes from operating results the impact of our capital structure, including the interest expense resulting from our outstanding debt, and our asset base, including depreciation and amortization of our capital and intangible assets. In addition, Adjusted EBITDA is an important measure for our lender. Due to the fact that there were no non-operating, non-cash charges in either of the periods ended June 30, 2009 or 2008, we reverted back to EBITDA for these periods and will return to using Adjusted EBITDA when applicable. We calculate EBITDA as follows (in thousands):

	Three months ended
	June 30,
	2009	2008
	(in thousands)
Net loss	$(996)	$(777)
Adjustments:
Interest expense, net	468	467
Income tax expense (benefit)	222	(509)
Depreciation and amortization	1,036	1,102

EBITDA	$730	$283

Recent Accounting Pronouncements
     In June 2009, the FASB issued SFAS No. 168 “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles — A Replacement of FASB Statement No. 162” (“SFAS No. 168”). SFAS No. 168 establishes the FASB Accounting Standards Codification (“Codification”) as the single source of authoritative U.S. generally accepted accounting principles (U.S. GAAP) recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative U.S. GAAP for SEC registrants. SFAS No. 168 and the Codification are effective for financial statements issued for interim and annual periods ending after September 15, 2009. When effective, the Codification will supersede all existing non-SEC accounting and reporting standards. All other nongrandfathered non-SEC accounting literature not included in the Codification will become nonauthoritative. Following the effectiveness of SFAS No. 168, the FASB will not issue new standards in the form of Statements, FASB Staff Positions, or Emerging Issues Task Force Abstracts. Instead, the FASB will issue Accounting Standards Updates, which will serve only to: (a) update the Codification; (b) provide background information about the guidance; and (c) provide the basis for conclusions on the change(s) in the Codification. The adoption of SFAS 168 will not have an impact on our consolidated financial statements upon adoption other than current reference to GAAP guide would be replaced with reference to the applicable codification paragraphs.
Forward-Looking Statements
     Certain statements in this Quarterly Report on Form 10-Q are not historical fact and constitute “forward-looking statements” within the meaning of Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended and constitute “forward-looking information” as defined in applicable Canadian securities legislation (collectively “forward-looking statements”). These forward-looking statements may address, among other things, our strategy for growth, business development, market and competitive position, financial results, expected revenue, expense levels in the future and the sufficiency of our existing assets to fund future operations and capital spending needs. These statements relate to our expectations, hopes, beliefs, anticipations, commitments, intentions and strategies regarding the future, and may be identified by the use of words or phrases such as “believe,” “expect,” “anticipate,” “should,” “plan,” “estimate,” and “potential,” among others. Specifically this document contains forward-looking statements regarding, among other things, the continuance of seasonal fluctuations in the Company’s sales, inventories, receivables, payables and cash; the continued success of management initiatives to achieve operation synergies; the effect of currency exchange rate fluctuations; the sufficiency of funds available to meet operational needs; and our expectations for fiscal 2010 in respect of our gross profit margin and operating expenses for fiscal 2010.
          The forward-looking statements contained herein reflect management’s current beliefs and expectations and are based on information currently available to management, as well as its analysis made in light of its experience, perception of trends, current conditions, expected developments and other factors and assumptions believed to be reasonable and relevant in the circumstances. These assumptions include, but are not limited to: continuing demand by consumers for videogames and accessories, continued financial viability of our largest customers, continued access to capital to finance our working capital requirements and the continuance of open trade with China, where the preponderance of our products are manufactured.
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

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
     For the first quarter of fiscal 2010, our management with the participation of our Chief Executive Officer and our Chief Financial Officer evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of June 30, 2009. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Accordingly, our disclosure controls and procedures have been designed to provide reasonable assurance of achieving their objectives. Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that as of such date, our disclosure controls and procedures were effective at the reasonable assurance level in ensuring that information required to be disclosed by us in the reports that we file under the Exchange Act is recorded, processed, summarized and reported within the time period specified in the rules and forms of the Securities and Exchange Commission.
     Although we believe we have remediated the 2008 material weakness, in 2009 we identified significant deficiencies in our internal control over financial reporting related to (1) our reviews over sales reserve estimates and (2) information technology general controls, and we will continue to implement further measures to remediate these deficiencies in fiscal 2010 and further improve our internal controls.
Changes in Internal Control over Financial Reporting
     There has been no change in our internal control over financial reporting during the quarter ended June 30, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting other than the steps taken by us to remediate the significant deficiencies described in our Annual Report on Form 10-K for the year ended March 31, 2009, relating to our sales reserve estimation process and our information technology general controls.
PART II — OTHER INFORMATION
Item 1. Legal Proceedings
     On or about January 23, 2009, Michele Graham, a former employee of MCI, filed an action in the Superior Court of California in the County of San Diego, styled, Michele Graham v. Mad Catz, Inc., Case No. 37-2009-00081888 CU-WT-CTL. In her complaint, Ms. Graham claims she was improperly terminated based on her age. Ms. Graham has requested $73,500 in special damages and $5.56 million in punitive damages. Mad Catz disputes Ms. Graham’s claims and intends to vigorously defend the action.
Item 1A. Risk Factors
     There have been no material changes to the risk factors as previously disclosed in our Annual Report on Form 10-K for the fiscal year ended March 31, 2009.

Item 6. Exhibits
10.1	Xbox 360 Accessory License Agreement, dated March 23, 2009, between Mad Catz, Inc. and Microsoft Corporation (Confidential treatment has been requested with respect to certain portions of this exhibit. Omitted portions have been filed separately with the Securities and Exchange Commission.)

31.1	Certification of Registrant’s Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Registrant’s Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Registrant’s Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002. This certification is being furnished solely to accompany this Quarterly Report on Form 10-Q and is not being filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and is not to be incorporated by reference into any filing of the Company.

32.2	Certification of Registrant’s Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002. This certification is being furnished solely to accompany this Quarterly Report on Form 10-Q and is not being filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and is not to be incorporated by reference into any filing of the Company.
SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MAD CATZ INTERACTIVE, INC.
August 12, 2009	/s/ Darren Richardson
Darren Richardson
President and Chief Executive Officer

August 12, 2009	/s/ Stewart A. Halpern
Stewart A. Halpern
Chief Financial Officer