Form 10-Q
period 2009-09-30
MAD CATZ INTERACTIVE INC
filed 2009-11-10
CIK 1088162

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2009
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☑
There were 55,098,549 shares of the registrant’s common stock issued and outstanding as of October 31, 2009.

MAD CATZ INTERACTIVE, INC.
FORM 10-Q
FOR THE PERIOD ENDED SEPTEMBER 30, 2009

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
MAD CATZ INTERACTIVE, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands of U.S. dollars, except share data)
(unaudited)

	September 30,	March 31,
	2009	2009
Assets
Current assets:
Cash	$6,298	$2,890
Accounts receivable, net of allowances of $6,797 and $5,926 at September 30, 2009 and March 31, 2009, respectively	12,484	15,524
Other receivables	400	471
Income tax receivable	760	759
Inventories	33,794	17,774
Deferred tax assets	19	19
Prepaid expenses and other current assets	1,752	1,491

Total current assets	55,507	38,928
Deferred tax assets	367	484
Other assets	683	362
Property and equipment, net	2,983	2,242
Intangible assets, net	3,789	5,118
Goodwill	8,450	8,467

Total assets	$71,779	$55,601

Liabilities and Shareholders’ Equity
Current liabilities:
Bank loan	$19,293	$13,272
Accounts payable	22,938	13,528
Accrued liabilities	6,393	5,929
Note payable	847	847
Income taxes payable	500	655

Total current liabilities	49,971	34,231
Convertible notes payable	14,500	14,500
Other long-term liabilities	1,138	453

Total liabilities	65,609	49,184
Shareholders’ equity:

Common stock, no par value, unlimited shares authorized; 55,098,549 shares issued and outstanding at September 30, 2009 and March 31, 2009	48,563	48,255
Accumulated other comprehensive income	1,513	101
Accumulated deficit	(43,906)	(41,939)

Total shareholders’ equity	6,170	6,417

Total liabilities and shareholders’ equity	$71,779	$55,601

See accompanying notes to unaudited condensed consolidated financial statements.

MAD CATZ INTERACTIVE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)
(in thousands of U.S. dollars, except share data)

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Net sales	$21,603	$25,750	$43,981	$48,976
Cost of sales	14,846	18,027	30,571	33,156

Gross profit	6,757	7,723	13,410	15,820
Operating expenses:
Sales and marketing	2,609	3,835	5,051	6,965
General and administrative	3,045	3,630	6,097	8,405
Research and development	691	475	1,292	938
Amortization of intangible assets	590	602	1,172	1,214

Total operating expenses	6,935	8,542	13,612	17,522

Operating loss	(178)	(819)	(202)	(1,702)
Interest expense, net	(525)	(525)	(993)	(992)
Foreign exchange loss, net	(106)	(101)	(419)	(173)
Other income	65	82	96	218

Loss before income taxes	(744)	(1,363)	(1,518)	(2,649)
Income tax expense (benefit)	227	(124)	449	(633)

Net loss	$(971)	$(1,239)	$(1,967)	$(2,016)

Basic net loss per share	$(0.02)	$(0.02)	$(0.04)	$(0.04)

Diluted net loss per share	$(0.02)	$(0.02)	$(0.04)	$(0.04)

Weighted average shares — basic	55,098,549	55,098,549	55,098,549	55,079,423

Weighted average shares — diluted	55,098,549	55,098,549	55,098,549	55,079,423

See accompanying notes to unaudited condensed consolidated financial statements.

MAD CATZ INTERACTIVE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(in thousands of U.S. dollars)

	Six Months Ended
	September 30,
	2009	2008
Cash flows from operating activities:
Net loss	$(1,967)	$(2,016)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,084	2,165
Amortization of deferred financing fees	90	36
Increase in sales reserves	5,838	6,446
Provision (benefit) for deferred income taxes	117	(135)
Loss on disposal or sale of assets	63	—
Stock-based compensation	308	161
Changes in operating assets and liabilities:
Accounts receivable	(2,565)	(9,218)
Other receivables	71	(683)
Inventories	(15,572)	(5,684)
Prepaid expenses and other current assets	(253)	12
Other assets	(206)	(94)
Accounts payable	9,672	4,622
Accrued liabilities	1,181	428
Income taxes receivable/payable	(150)	(1,108)

Net cash used in operating activities	(1,289)	(5,068)

Cash flows from investing activities:
Purchases of property and equipment	(1,422)	(850)

Net cash used in investing activities	(1,422)	(850)

Cash flows from financing activities:
Proceeds from stock option exercises	—	56
Payment of financing fees	(200)	—
Repayments on bank loan	(41,070)	(38,346)
Borrowings on bank loan	47,092	41,421

Net cash provided by financing activities	5,822	3,131

Effects of foreign exchange on cash	297	195

Net increase (decrease) in cash	3,408	(2,592)
Cash, beginning of period	2,890	5,230

Cash, end of period	$6,298	$2,638

Supplemental cash flow information:
Income taxes paid	$642	$409

Interest paid	$426	$373

Supplemental disclosure of non-cash investing and financing activities:
Lease incentives recorded as deferred rent	$—	$136

Note payable issued for final Saitek acquisition working capital purchase price adjustment	$—	$847

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
     The preparation of financial statements in conformity with United States generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an ongoing basis, the Company evaluates its estimates, including those related to asset impairments, reserves for accounts receivable and inventories, contingencies and litigation, valuation and recognition of share-based payments and income taxes. Illiquid credit markets, volatile equity markets, foreign currency fluctuations, and declines in customer spending have combined to increase the uncertainty inherent in such estimates and assumptions. As future events and their effects cannot be determined with precision, actual results could differ from these estimates. Changes in estimates resulting from continuing changes in the economic environment will be reflected in the financial statements in future periods. Actual results could differ from those estimates.
     The Company has evaluated subsequent events through the time of filing this Form 10-Q with the SEC on November 10, 2009.
          Recently Adopted Accounting Pronouncements
     In May 2009, the Financial Accounting Standards Board (“FASB”) issued authoritative guidance for subsequent events that establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued. This guidance is effective for interim or annual periods ending after June 15, 2009. This guidance requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date, that is, whether the date represents the date the financial statements were issued or were available to be issued. The Company adopted the provisions of the guidance for subsequent events during the quarter ended June 30, 2009, and the adoption did not have a material impact on its unaudited condensed consolidated financial statements.
     In April 2009, the FASB issued authoritative guidance for interim disclosures about fair value of financial instruments, which requires disclosures of the fair value of financial instruments whenever a public company issues summarized financial information for interim reporting periods. This guidance is effective for interim reporting periods ending after June 15, 2009. The Company adopted the provisions of the guidance during the quarter ended June 30, 2009, and the adoption did not have a material impact on its unaudited condensed consolidated financial statements.
     In September 2006, the FASB issued authoritative guidance for fair value measurements, which defines fair value, establishes a framework for measuring fair value and expands disclosures about assets and liabilities measured at fair value in the financial statements. In February 2008, the FASB issued authoritative guidance, which allows for the delay of the effective date of the authoritative guidance for fair value measurements for one year for all nonfinancial assets and liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis. The Company adopted the provisions of the guidance for financial assets and liabilities as of April 1, 2008 with the exception of the application of the statement to nonrecurring nonfinancial assets and nonfinancial liabilities, which the Company adopted on April 1, 2009. This adoption did not have an impact on the Company’s unaudited condensed consolidated financial statements.
     In April 2009, the FASB issued authoritative guidance on fair value determination, which provides guidance on how to determine the fair value of assets and liabilities when the volume and level of activity for the asset or liability has significantly decreased when compared with normal market activity for the asset or liability as well as guidance on identifying circumstances that indicate a transaction is not orderly. This guidance is effective for interim and annual periods ending after June 15, 2009. The Company adopted the provisions of this guidance on April 1, 2009 and the adoption did not have an impact on its unaudited condensed consolidated financial statements.
     In December 2007, the FASB revised the authoritative guidance for business combinations, which establishes principles and requirements for how the acquirer in a business combination (i) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed and any noncontrolling interest in the acquiree, (ii) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase and (iii) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. The guidance will be effective for the Company’s fiscal 2010. The impact of the adoption on the Company’s results of operations and financial position will depend on the nature and extent of business combinations that it completes, if any, in or after fiscal 2010.
     In May 2008, the FASB issued authoritative guidance for accounting for convertible debt instruments that may be settled in cash upon conversion, which applies to all convertible debt instruments that have a “net settlement feature,” which means that such convertible debt instruments, by their terms, may be settled either wholly or partially in cash upon conversion. This guidance requires issuers of convertible debt instruments that may be settled wholly or partially in cash upon conversion to separately account for the liability and equity components in a manner reflective of the issuers’ nonconvertible debt borrowing rate. This guidance is effective for financial statements issued for fiscal years beginning after December 15, 2008 and interim periods within those fiscal years. The Company adopted the provisions of this guidance on April 1, 2009, but it did not have an impact on its unaudited condensed consolidated financial statements as the Company’s convertible debt instrument does not contain a net settlement feature.
     In April 2008, the FASB issued authoritative guidance for determining the useful life of intangible assets, which amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset to include an entity’s historical experience in renewing or extending similar arrangements, adjusted for entity-specific factors, even when there is likely to be “substantial cost or material modifications.” This guidance states that in the absence of historical experience an entity should use assumptions that market participants would make regarding renewals or extensions, adjusted for entity-specific factors. The guidance for determining the useful life of intangible assets will be applied prospectively to intangible assets acquired after the effective date of April 1, 2009. The Company adopted the provisions of this guidance beginning April 1, 2009, and the adoption did not have an impact on its unaudited condensed consolidated financial statements.
     In November 2008, the FASB issued authoritative guidance for accounting for defensive intangible assets, which applies to defensive intangible assets, which are acquired intangible assets that the acquirer does not intend to actively use but intends to hold to prevent its competitors from obtaining access to them. As these assets are separately identifiable, the guidance requires an acquiring entity to account for defensive intangible assets as a separate unit of accounting which should be amortized to expense over the period the intangible asset will directly or indirectly affect the entity’s cash flows. Defensive intangible assets must be recognized at fair value in accordance with authoritative guidance. This guidance is effective for financial statements issued for fiscal years beginning after December 15, 2008. The Company adopted the provisions of this guidance beginning April 1, 2009, and the adoption did not have an impact on its unaudited condensed consolidated financial statements.
     In June 2008, the FASB issued authoritative guidance for determining whether instruments granted in share-based payment transactions are participating securities, which addresses whether instruments granted in share-based payment transactions may be participating securities prior to vesting and, therefore, need to be included in the earnings allocation in computing basic earnings per share (“EPS”) pursuant to the two-class method. This guidance is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those years. The Company adopted the provisions of this guidance on April 1, 2009, but it did not have an impact on its unaudited consolidated financial statements as the Company’s unvested equity awards are not participating securities.
     In June 2008, the Emerging Issues Task Force (“EITF”) issued authoritative guidance for determining whether an instrument is indexed to an entity’s own stock, which addresses the determination of whether an instrument (or an embedded feature) is indexed to an entity’s own stock. This guidance is effective for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early application is not permitted. The Company adopted the provisions of this guidance beginning April 1, 2009, and the adoption did not have a material impact on its unaudited condensed consolidated financial statements.
     In June 2009, the FASB issued guidance establishing the FASB Accounting Standards Codification (“Codification”) as the single source of authoritative U.S. generally accepted accounting principles (U.S. GAAP) recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative U.S. GAAP for SEC registrants. The provisions of this guidance are effective for financial statements issued for interim and annual periods ending after September 15, 2009. The Codification superseded all existing non-SEC accounting and reporting standards. All other nongrandfathered non-SEC accounting literature not included in the Codification has become nonauthoritative. The FASB will no longer issue new standards in the form of Statements, FASB Staff Positions, or Emerging Issues Task Force Abstracts. Instead, the FASB will issue Accounting Standards Updates, which will serve only to: (a) update the Codification; (b) provide background information about the guidance; and (c) provide the basis for conclusions on the change(s) in the Codification. The Company adopted this guidance beginning July 1, 2009 and accordingly, has removed references to legacy U.S. GAAP herein.
(2) Stock-Based Compensation
     The Company records compensation expense associated with share-based awards made to employees and directors based upon their grant date fair value. The Company records compensation expense on a straight-line basis over the requisite service period of the award, which ranges from zero to four years. During the quarter ended September 30, 2009, the Company issued 725,000 stock option grants, totaling less than 10% of the previously outstanding balance.

     (3) Inventories
     Inventories consist of the following (in thousands):

	September 30,	March 31,
	2009	2009
Raw materials	$2,521	$949
Finished goods	31,273	16,825

Inventories	$33,794	$17,774

(4) Bank Loan
     The Company has a Credit Facility with Wachovia Capital Finance Corporation (Central) (“Wachovia”) to borrow funds under a revolving line of credit subject to the availability of eligible collateral (accounts receivable and inventories), which changes throughout the year. On June 23, 2009, the Company extended the term of the Credit Facility through October 31, 2012. As part of extending the term, the Company chose to reduce the amount of the Credit Facility from $35.0 million to $30.0 million. The line of credit accrued interest on the daily outstanding balance at the U.S. prime rate plus 0.75% per annum through June 30, 2009, after which interest accrues at the U.S. prime rate plus 2.00% or, at the Company’s option, LIBOR plus 3.50% with a LIBOR floor of 1.50%. At September 30, 2009, the interest rate was 5.25%. The Company is also required to pay a monthly service fee of $1,000, which increased to $2,000 as of July 1, 2009, and an unused line fee equal to 0.25% of the unused portion of the loan, which increased to 0.50% on July 1, 2009. Borrowings under the Credit Facility are secured by a first priority interest in the inventories, equipment, accounts receivable and investment properties of Mad Catz, Inc. (“MCI”) and by a pledge of all of the capital stock of the Company’s subsidiaries and is guaranteed by the Company. The Company is required to meet a quarterly financial covenant based on the Company’s trailing four quarter’s coverage of fixed charges. The Company was in compliance with the current fixed charge coverage ratio covenant as of September 30, 2009.
(5) Convertible Notes Payable
     On November 20, 2007, the Company issued to the seller of Saitek $14,500,000 of convertible notes (“Saitek Notes”) as part of the consideration relating to that acquisition. On June 24, 2009, the terms of the Saitek Notes were amended as follows. The maturity of the Saitek Notes was extended to March 31, 2019 with annual principal and interest payments of $2,400,000 due beginning March 31, 2011 until the Saitek Notes are retired. The Saitek Notes will bear interest at 7.5% through March 31, 2014 and 9.0% thereafter. Quarterly cash payments for partial interest in the amount of approximately $45,000 are due beginning June 30, 2009, in addition to an interest payment of $500,000 due on October 31, 2009, and an interest payment of $596,035 due on March 31, 2010. All payments due have been made in accordance with the agreement. The Saitek Notes are convertible into common stock of the Company at a conversion price of $1.419 per share.
(6) Completion Note
     Pursuant to the Saitek purchase agreement, a working capital adjustment in the amount of $847,000 was made to the purchase price based on the completion of the final balance sheet, and the Company financed this amount with a note payable to The Winkler Atlantic Trust. The note is unsecured, was originally due August 1, 2011 including all accrued interest, and bears interest at 7.0% per annum compounded annually. As part of restructuring the Saitek Notes described above, the Company is required to repay this note in full, plus accrued interest, on March 31, 2010.
(7) Comprehensive Loss
     Comprehensive loss for the three and six months ended September 30, 2009 and 2008 consists of the following components (in thousands):

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Net loss	$(971)	$(1,239)	$(1,967)	$(2,016)
Foreign currency translation adjustment	88	(715)	1,412	(1,490)

Comprehensive loss	$(883)	$(1,954)	$(555)	$(3,506)

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
     Outstanding options to purchase an aggregate of 7,094,433 and 6,988,592 shares of the Company’s common stock for the three and six months ended September 30, 2009, respectively, and 3,722,688 and 3,730,013 shares for the three and six months ended September 30, 2008, respectively, were excluded from diluted net loss per share calculations because inclusion of such options would have an anti-dilutive effect on losses in these periods. Weighted average shares of 10,217,744 related to the convertible notes payable were excluded from the calculation for each of the three and six month periods ended September 30, 2009 and 2008 because of their anti-dilutive effect during the period.
(9) Geographic Data
     The Company’s sales are attributed to the following geographic regions (in thousands):

	Three months ended		Six months ended
	September 30,		September 30,
	2009	2008	2009	2008
Net sales:
United States	$11,531	$14,343	$25,141	$27,069
Europe	8,504	9,963	15,829	19,467
Canada	500	322	1,357	562
Other countries	1,068	1,122	1,654	1,878

	$21,603	$25,750	$43,981	$48,976

     Revenue is attributed to geographic regions based on the location of the customer. During the three and six months ended September 30, 2009, one customer individually accounted for approximately 23% and 24% of the Company’s gross sales, respectively. During the three and six months ended September 30, 2008, one customer individually accounted for approximately 30% and 27% of the Company’s gross sales, respectively.
(10) Subsequent Events
     In accordance with authoritative guidance, management has evaluated any events or transactions occurring after September 30, 2009, the balance sheet date, through November 10, 2009, the date that the Company’s unaudited condensed consolidated financial statements were issued, and identified no events or transactions which would impact its unaudited condensed consolidated financial statements for the three month period ended September 30, 2009 or require disclosure..
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
Overview
Our Business
     We design, manufacture (primarily through third parties in Asia), market and distribute accessories for all major videogame platforms, the PC and, to a far lesser extent, the iPod and other audio devices. Our accessories are marketed primarily under the Mad Catz, Saitek, Joytech, GameShark and AirDrives brands; we also produce for selected customers a limited range of products which are marketed on a “private label” basis. Our products include videogame, PC and audio accessories, such as control pads, steering wheels, joysticks, memory cards, video cables, flight sticks, dance pads, microphones, car adapters, carry cases, mice, keyboards and headsets. We also market videogame enhancement products and publish videogames.
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
Potential Fluctuations in Foreign Currency
     During the three and six month periods ended September 30, 2009, approximately 47% and 43% of total net sales was transacted outside of the United States, respectively. The majority of our international business is presently conducted in currencies other than the U.S. dollar. Foreign currency transaction gains and losses arising from normal business operations are credited to or charged against earnings in the period incurred. As a result, fluctuations in the value of the currencies in which we conduct our business relative to the U.S. dollar will cause currency transaction gains and losses, which we have experienced in the past and continue to experience. Due to the volatility of currency exchange rates, among other factors, we cannot predict the effect of exchange rate fluctuations upon future operating results. There can be no assurances that we will not experience currency losses in the future. To date we have not hedged against foreign currency exposure.
Critical Accounting Policies
     Our critical accounting principles and estimates remain consistent with those reported in our Annual Report on Form 10-K for the year ended March 31, 2009, as filed with the Securities and Exchange Commission.

RESULTS OF OPERATIONS
Net Sales
     From a geographical perspective, our net sales for the three and six months ended September 30, 2009 and 2008 were as follows (in thousands):

	Three months ended September 30,				$	%
	2009	%of total	2008	%of total	Change	Change
United States	$11,531	54%	$14,343	56%	$(2,812)	(20)%
Europe	8,504	39%	9,963	39%	(1,459)	(15)%
Canada	500	2%	322	1%	178	55%
Other countries	1,068	5%	1,122	4%	(54)	(5)%

Consolidated net sales	$21,603	100%	$25,750	100%	$(4,147)	(16)%

	Six months ended September 30,				$	%
	2009	%of total	2008	%of total	Change	Change
United States	$25,141	57%	$27,069	55%	$(1,928)	(7)%
Europe	15,829	36%	19,467	40%	(3,638)	(19)%
Canada	1,357	3%	562	1%	795	141%
Other countries	1,654	4%	1,878	4%	(224)	(12)%

Consolidated net sales	$43,981	100%	$48,976	100%	$(4,995)	(10)%

     For the three months ended September 30, 2009, consolidated net sales decreased 16% as compared to the three month period ended September 30, 2008. In the United States, the decrease in net sales is primarily attributable to the typical holiday season ordering ramp being delayed from the end of September into October. In addition, there was a decline in sales on the Wii platform, as the period last year benefitted from strong sales of Wii Fit accessories, with no significant new product placements for the Wii platform in the current period and an overall softness in the videogame market, which led to the price cuts in videogame console hardware which occurred late in the quarter ended September 30, 2009. In Europe the decrease is largely attributable to foreign exchange fluctuations which accounted for approximately $869,000 of the decrease.
     For the six months ended September 30, 2009, consolidated net sales decreased 10% as compared to the six months ended September 30, 2008. In the United States, the preponderance of the decline in net sales occurred during the second half of the six month period for the reasons described above. In Europe the decrease is largely attributable to foreign exchange fluctuations which accounted for approximately $2,514,000 of the decrease.
     Our sales by product group as a percentage of gross sales for the three and six months ended September 30, 2009 and 2008 were as follows:

	Three months ended		Six months ended
	September 30,		September 30,
	2009	2008	2009	2008
PC	32%	30%	28%	32%
Xbox 360	26%	17%	29%	14%
PlayStation 3	11%	7%	15%	9%
Wii	11%	18%	10%	18%
Handheld Consoles(a)	5%	12%	6%	12%
PlayStation 2	2%	4%	2%	4%
GameCube	2%	3%	2%	3%
Xbox	0%	1%	0%	1%
All others	11%	8%	8%	7%

Total	100%	100%	100%	100%

(a)	Handheld consoles include Sony PSP and Nintendo Game Boy Advance, Game Boy Advance SP, DS, DS Lite, DSi and Micro.

Our sales by product category as a percentage of gross sales for the three and six months ended September 30, 2009 and 2008 were as follows:

	Three months ended		Six months ended
	September 30,		September 30,
	2009	2008	2009	2008
Specialty controllers	35%	16%	35%	16%
Accessories	23%	43%	22%	45%
Controllers	22%	22%	22%	19%
Personal computer products	9%	9%	9%	10%
Audio	9%	6%	9%	7%
Games(a)	2%	4%	3%	3%

Total	100%	100%	100%	100%

(a)	Games include GameShark videogame enhancement products in addition to videogames with related accessories.
Gross Profit
     Gross profit is defined as net sales less cost of sales. Cost of sales consists of product costs, cost of licenses and royalties, cost of freight-in and freight-out and distribution center costs, including depreciation and other overhead.
The following table presents net sales, cost of sales and gross profit for the three and six months ended September 30, 2009 and 2008 (in thousands):

	Three months ended September 30,
		% of Net		% of Net	$	%
	2009	Sales	2008	Sales	Change	Change
Net sales	$21,603	100.0%	$25,750	100.0%	$(4,147)	(16.1)%
Cost of sales	14,846	68.7%	18,027	70.0%	(3,181)	(17.6)%

Gross profit	$6,757	31.3%	$7,723	30.0%	$(966)	(12.5)%

	Six months ended September 30,
		% of Net		% of Net	$	%
	2009	Sales	2008	Sales	Change	Change
Net sales	$43,981	100.0%	$48,976	100.0%	$(4,995)	(10.2)%
Cost of sales	30,571	69.5%	33,156	67.7%	(2,585)	(7.8)%

Gross profit	$13,410	30.5%	$15,820	32.3%	$(2,410)	(15.2)%

Gross profit for the three months ended September 30, 2009 decreased 12.5%, while gross profit as a percentage of net sales, or gross profit margin, increased from 30.0% to 31.3%. Gross profit for the six months ended September 30, 2009 decreased 15.2%, while gross profit as a percentage of net sales, decreased from 32.3% to 30.5%. The changes in gross profit margin for the three and six months ended September 30, 2009 was primarily due to foreign exchange fluctuations and product mix changes. We expect the gross profit margins to remain in the current range, although the gross profit margins may fluctuate due to factors such as changes in product mix and exchange rate fluctuations.
Operating Expenses
     Operating expenses for the three and six months ended September 30, 2009 and 2008 were as follows (in thousands):

	Three months ended September 30,
		% of Net		% of Net	$	%
	2009	Sales	2008	Sales	Change	Change
Sales and marketing	$2,609	12.1%	$3,835	14.9%	$(1,226)	(32.0)%
General and administrative	3,045	14.1%	3,630	14.1%	(585)	(16.1)%
Research and development	691	3.2%	475	1.8%	216	45.5%
Amortization	590	2.7%	602	2.3%	(12)	(2.0)%

Total operating expenses	$6,935	32.1%	$8,542	33.1%	$(1,607)	(18.8)%

	Six months ended September 30,
		% of Net		% of Net	$	%
	2009	Sales	2008	Sales	Change	Change
Sales and marketing	$5,051	11.5%	$6,965	14.2%	$(1,914)	(27.5)%
General and administrative	6,097	13.9%	8,405	17.2%	(2,308)	(27.5)%
Research and development	1,292	2.9%	938	1.9%	354	(37.7)%
Amortization	1,172	2.7%	1,214	2.5%	(42)	(3.5)%

Total operating expenses	$13,612	30.9%	$17,522	35.8%	$(3,910)	(22.3)%

     Sales and Marketing. Sales and marketing expenses consist primarily of payroll, commissions, participation at trade shows and travel costs for our worldwide sales and marketing staff, advertising expense and costs of operating our websites. The decrease in sales and marketing expenses as a percentage of sales for the three and six months ended September 30, 2009 is primarily due to cost reductions being made throughout the organization. Going forward, we expect fixed costs to grow approximately at the rate of inflation, with some increase in discretionary marketing spending in connection with the launch of new products. Altogether, we expect expenses as a percentage of our sales to decline as we increase our sales.
     General and Administrative. General and administrative expenses include salaries and benefits for our executive and administrative personnel, facilities costs and professional services, such as legal and accounting. The decrease in general and administration expenses for the three months ended September 30, 2009 is primarily related to cost reductions being made throughout the organization. The decrease in general and administration expenses for the six months ended September 30, 2009 is primarily related to non-recurring professional fees related to the acquisition and integration of Saitek which were included in the 2008 period, as well as reduction in use of other outside consultants. Going forward, we expect these expenses as a percentage of our sales to decline as we increase our sales.
     Research and Development. Research and development expenses include the costs of developing and enhancing new and existing products. The increase in research and development expenses relates to a greater focus on research and development activities. We expect research and development expenses to remain at their current levels for the foreseeable future.
     Amortization. Amortization expenses consist of the amortization of the acquired intangible assets from Saitek and Joytech. These acquisitions occurred in the third and second quarters of fiscal 2008, respectively.
Interest Expense, Foreign Exchange Loss and Other Income
     Interest expense, foreign exchange loss and other income for the three and six months ended September 30, 2009 and 2008 were as follows (in thousands):

	Three months ended September 30,
		% of Net		% of Net	$	%
	2009	Sales	2008	Sales	Change	Change
Interest expense	$(525)	2.4%	$(525)	2.0%	$—	0.0%
Foreign exchange loss	$(106)	0.5%	$(101)	0.4%	$(5)	(5.0)%
Other income	$65	0.3%	$82	0.3%	$(17)	(20.7)%

	Six months ended September 30,
		% of Net		% of Net	$	%
	2009	Sales	2008	Sales	Change	Change
Interest expense	$(993)	2.3%	$(992)	2.0%	$(1)	(0.1)%
Foreign exchange loss	$(419)	1.0%	$(173)	0.4%	$(246)	(142.2)%
Other income	$96	(0.2)%	$218	0.5%	$(122)	(56.0)%
     Interest expense has remained flat for the three and six month periods ended September 30, 2009.
     The foreign exchange losses in the three and six months ended September 30, 2009 and 2008 are due primarily to the rise in value of the U.S. dollar versus the Great British Pound and the Euro during those periods versus these currencies in the comparable periods in the prior year.
     Other income primarily consists of advertising income from our GameShark.com website. The decrease in other income is due primarily to lower advertising income.

Income Tax Expense (Benefit)
     Income tax expense (benefit) for the three and six months ended September 30, 2009 and 2008 was as follows (in thousands):

	Three months ended September 30,
		Effective		Effective	$	%
	2009	Tax Rate	2008	Tax Rate	Change	Change
Income tax expense (benefit)	$227	(30.5)%	$(124)	9.1%	$351	283.1%

	Six months ended September 30,
		Effective		Effective	$	%
	2009	Tax Rate	2008	Tax Rate	Change	Change
Income tax expense (benefit)	$449	(29.6)%	$(633)	23.9%	$1,082	170.9%
     The Company’s effective tax rate is a blended rate for different jurisdictions in which the Company operates. The effective tax rate fluctuates depending on the taxable income in each jurisdiction and the statutory income tax rates in those jurisdictions. Our U.S., Canadian and French operations are excluded from the effective tax rate calculation due to the full valuation allowances against their deferred tax assets. The decrease in the effective tax rate in the three and six months ended September 30, 2009 versus the prior year periods is primarily due to the lack of recognition of tax benefits related to the U.S. operating company’s pre-tax loss in the 2009 periods, which were required to be fully reserved against commencing in the fourth quarter of the prior year.
Liquidity and Capital Resources
Sources of Liquidity

	As of and for the
	six months ended
	September 30,
(in thousands)	2009	2008	Change
Cash	$6,298	$2,638	$3,660

Percentage of total assets	8.8%	2.7%
Cash used in operating activities	$(1,263)	$(5,068)	$3,805
Cash used in investing activities	(1,422)	(850)	(572)
Cash provided by financing activities	5,821	3,131	2,690
Effects of foreign exchange on cash	272	195	77

Net increase (decrease) in cash	$3,408	$(2,592)	6,000

     At September 30, 2009, available cash was approximately $6.3 million compared to cash of approximately $2.9 million at March 31, 2009 and $2.6 million at September 30, 2008. Our primary sources of liquidity include a revolving line of credit (as discussed below under Cash Flows from Financing Activities), cash on hand at the beginning of the year and cash flows generated from operations during the year.
Cash Flows from Operating Activities
     Our cash flows from operating activities have typically included the collection of customer receivables generated by the sale of our products, offset by payments to vendors for materials and manufacture of our products. For the six months ended September 30, 2009, cash used in operating activities was $1.3 million compared to cash used of $5.1 million for the six months ended September 30, 2008. Cash used in operations for the six months ended September 30, 2009 primarily resulted from an increase of inventories due to the build-up in preparation for the peak annual sales season, partially offset by the correlating increase in accounts payable for the inventory build-up and an increase in sales related reserves. Cash used in operations for the six months ended September 30, 2008 primarily resulted from an increase in accounts receivable due to increased sales for the six months following the acquisition of Saitek and the increase of inventories due to the build-up in preparation for the peak annual sales season, partially offset by the correlating increase in accounts payable for the inventory build-up.
     Due to the seasonality of our business, we typically experience a large build-up in inventories beginning during our second fiscal quarter ending September 30th, with corresponding increases in accounts payable and our bank loan balance. These increases are in anticipation of the holiday selling season, which occurs during our third fiscal quarter ending December 31st. During the third quarter our inventories decrease and accounts receivable increases as a result of the annual holiday selling. A large percentage of our annual revenue is generated during our third quarter. During our fourth quarter ending March 31st, the sales cycle completes with decreases in accounts receivable, inventory, accounts payable and bank loan and net increase in cash. We forecast the expected demand for the holiday selling season months in advance to ensure adequate quantities of inventory. Our sales people forecast holiday sales based on information that we receive from our major customers as to expected product purchases for the holiday season, and we also utilize mathematical modeling techniques to forecast demand based on recent point-of-sale activity. If demand does not meet expectations, the result will be excess inventories, reduced sales and the overall effect could result in a reduction to cash flows from operating activities following payment of accounts payable.

Cash Flows from Investing Activities
     Cash used in investing activities was $1.4 million during the six months ended September 30, 2009 and $0.9 million during the six months ended September 30, 2008. Investing activities typically consist of capital expenditures to support our operations and were made up primarily of production molds, computers and machinery and equipment.
Cash Flows from Financing Activities
     Cash provided by financing activities was $5.8 million for the six months ended September 30, 2009 compared to cash provided of $3.1 million for the six months ended September 30, 2008. Cash provided by financing activities during both periods was a result of increased borrowings under our line of credit.
     We maintain a Credit Facility with Wachovia Capital Finance Corporation (Central) (“Wachovia”) to borrow up to $30 million under a revolving line of credit subject to the availability of eligible collateral (accounts receivable and inventories), which changes throughout the year. The line of credit accrues interest on the daily outstanding balance at the U.S. prime rate plus 2.0% per annum. This facility expires on October 31, 2012. At September 30, 2009, the interest rate was 5.25%. We are also required to pay a monthly service fee of $2,000 and an unused line fee equal to 0.50% of the unused portion of the loan. Borrowings under the Credit Facility are secured by a first priority interest in the inventories, equipment, accounts receivable and investment properties of Mad Catz, Inc. and by a pledge of all of the capital stock of the Company’s subsidiaries and is guaranteed by the Company. We are required to meet a quarterly covenant based on the Company’s free cash flow. We were in compliance with this covenant as of September 30, 2009.
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
     As of September 30, 2009 and March 31, 2009, we did not have any relationships with unconsolidated entities or financial parties, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As such, we are not exposed to any financing, liquidity, market, or credit risk that could arise if we had engaged in such relationships.
EBITDA
     EBITDA, a non-GAAP financial measure, represents net income before interest, taxes, depreciation and amortization. Prior to the third quarter of fiscal 2009, we had not recorded any goodwill impairment charges. To address the goodwill impairment charge recorded in fiscal 2009, we modified the calculation to exclude this non-operating, non-cash charge and defined the result as “Adjusted EBITDA”. We believe this to be a more meaningful measurement of performance than the previously calculated EBITDA. Adjusted EBITDA is not intended to represent cash flows for the period, nor is it being presented as an alternative to operating or net income as an indicator of operating performance and should not be considered in isolation or as a substitute for measures of performance prepared in accordance with generally accepted accounting principles. As defined, Adjusted EBITDA is not necessarily comparable to other similarly titled captions of other companies due to potential inconsistencies in the method of calculation. We believe, however, that in addition to the performance measures found in our financial statements, Adjusted EBITDA is a useful financial performance measurement for assessing our Company’s operating performance. Our management uses Adjusted EBITDA as a measurement of operating performance in comparing our performance on a consistent basis over prior periods, as it removes from operating results the impact of our capital structure, including the interest expense resulting from our outstanding debt, and our asset base, including depreciation and amortization of our capital and intangible assets. In addition, Adjusted EBITDA is an important measure for our lender. Due to the fact that there were no non-operating, non-cash charges in either of the periods ended September 30, 2009 or 2008, we reverted back to EBITDA for these periods and will return to using Adjusted EBITDA when applicable. We calculate EBITDA as follows (in thousands):

	Three months ended		Six months ended
	September 30,		September 30,
	2009	2008	2009	2008
Net loss	$(971)	$(1,239)	$(1,967)	$(2,016)
Adjustments:
Interest expense	525	525	993	992
Income tax expense (benefit)	227	(124)	449	(633)
Depreciation and amortization	1,048	1,063	2,084	2,165

EBITDA	$829	$225	$1,559	$508

Forward-Looking Statements
     Certain statements in this Quarterly Report on Form 10-Q are not historical fact and constitute “forward-looking statements” within the meaning of Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended and constitute “forward-looking information” as defined in applicable Canadian securities legislation (collectively “forward-looking statements”). These forward-looking statements may address, among other things, our strategy for growth, business development, market and competitive position, financial results, expected revenue, expense levels in the future and the sufficiency of our existing assets to fund future operations and capital spending needs. These statements relate to our expectations, hopes, beliefs, anticipations, commitments, intentions and strategies regarding the future, and may be identified by the use of words or phrases such as “believe,” “expect,” “anticipate,” “should,” “plan,” “estimate,” and “potential,” among others. Specifically this document contains forward-looking statements regarding, among other things, the continuance of seasonal fluctuations in the Company’s sales, inventories, receivables, payables and cash; the effect of currency exchange rate fluctuations; the sufficiency of funds available to meet operational needs; and our expectations for fiscal 2010 in respect of our gross profit margin and operating expenses.
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
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
     For the second quarter of fiscal 2010, our management with the participation of our Chief Executive Officer and our Chief Financial Officer evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of September 30, 2009. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Accordingly, our disclosure controls and procedures have been designed to provide reasonable assurance of achieving their objectives. Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that as of such date, our disclosure controls and procedures were effective at the reasonable assurance level in ensuring that information required to be disclosed by us in the reports that we file under the Exchange Act is recorded, processed, summarized and reported within the time period specified in the rules and forms of the Securities and Exchange Commission.
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
Changes in Internal Control over Financial Reporting
     There has been no change in our internal control over financial reporting during the quarter ended September 30, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting other than the steps taken by us to remediate the significant deficiencies described in our Annual Report on Form 10-K for the year ended March 31, 2009, relating to our sales reserve estimation process and our information technology general controls.

PART II — OTHER INFORMATION
Item 1. Legal Proceedings
On or about January 23, 2009, Michele Graham, a former employee of MCI, filed an action in the Superior Court of California in the County of San Diego, styled, Michele Graham v. Mad Catz, Inc., Case No. 37-2009-00081888 CU-WT-CTL. In her complaint, Ms. Graham claims she was improperly terminated based on her age. Ms. Graham has requested $73,500 in special damages and $5.56 million in punitive damages. A trial date in the matter has been scheduled for April 2, 2010, however, the parties are currently in settlement discussions. Mad Catz disputes Ms. Graham’s claims and if a mutually acceptable settlement cannot be reached Mad Catz intends to vigorously defend the action.
Item 1A. Risk Factors
     There have been no material changes to the risk factors as previously disclosed in our Annual Report on Form 10-K for the fiscal year ended March 31, 2009.
Item 4. Submission of Matters to a Vote of Security Holders
     We held an Annual Meeting of Shareholders on September 2, 2009. The matters voted upon at the meeting included (a) the election of four directors to our Board of Directors, and (b) the appointment of KPMG LLP as our Independent Registered Public Accounting Firm and Auditor and the authorization of the Board of Director to approve the Independent Registered Public Accounting Firm and Auditor’s remuneration. The votes cast with respect to these matters were as follows:
1.	Election of Directors

	For	Withheld	Invalid	Non-Votes
Thomas R. Brown	13,202,122	805,320	0	0
Darren Richardson	12,582,505	1,424,937	0	0
Robert J. Molyneux	13,193,226	814,216	0	0
William Woodward	13,194,322	813,120	0	0
2.	Proposal to appoint KPMG LLP as our Independent Registered Public Accounting Firm and Auditor and to authorize the Board of Director to approve the Independent Registered Public Accounting Firm and Auditor’s remuneration.

For	Withheld	Invalid	Non-Votes
13,779,526	227,916	0	0
Item 6. Exhibits

31.1	Certification of Registrant’s Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Registrant’s Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Registrant’s Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002. This certification is being furnished solely to accompany this Quarterly Report on Form 10-Q and is not being filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and is not to be incorporated by reference into any filing of the Company.

32.2	Certification of Registrant’s Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002. This certification is being furnished solely to accompany this Quarterly Report on Form 10-Q and is not being filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and is not to be incorporated by reference into any filing of the Company.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MAD CATZ INTERACTIVE, INC.
November 10, 2009	/s/ Darren Richardson
Darren Richardson
President and Chief Executive Officer

November 10, 2009	/s/ Stewart A. Halpern
Stewart A. Halpern
Chief Financial Officer