Form 10-Q
period 2009-12-31
MAD CATZ INTERACTIVE INC
filed 2010-02-09
CIK 1088162

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended December 31, 2009
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐     No ☑
There were 55,098,549 shares of the registrant’s common stock issued and outstanding as of January 31, 2010.

MAD CATZ INTERACTIVE, INC.
FORM 10-Q
FOR THE PERIOD ENDED DECEMBER 31, 2009

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
MAD CATZ INTERACTIVE, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands of U.S. dollars, except share data)
(unaudited)

	December 31,	March 31,
	2009	2009
Assets

Current assets:
Cash	$5,825	$2,890
Accounts receivable, net of allowances of $7,222 and $5,926 at December 31, 2009 and March 31, 2009, respectively	28,374	15,524
Other receivables	176	471
Income tax receivable	760	759
Inventories	24,978	17,774
Deferred tax assets	19	19
Prepaid expenses and other current assets	1,273	1,491

Total current assets	61,405	38,928
Deferred tax assets	367	484
Other assets	704	362
Property and equipment, net	3,568	2,242
Intangible assets, net	3,231	5,118
Goodwill	8,453	8,467

Total assets	$77,728	$55,601

Liabilities and Shareholders’ Equity

Current liabilities:
Bank loan	$23,256	$13,272
Accounts payable	15,983	13,528
Accrued liabilities	8,294	5,929
Note payable	847	847
Income taxes payable	2,040	655

Total current liabilities	50,420	34,231
Convertible notes payable	14,500	14,500
Other long-term liabilities	1,484	453

Total liabilities	66,404	49,184
Shareholders’ equity:

Common stock, no par value, unlimited shares authorized; 55,098,549 shares issued and outstanding at December 31, 2009 and March 31, 2009	48,715	48,255
Accumulated other comprehensive income	923	101
Accumulated deficit	(38,314)	(41,939)

Total shareholders’ equity	11,324	6,417

Total liabilities and shareholders’ equity	$77,728	$55,601

See accompanying notes to unaudited condensed consolidated financial statements.

MAD CATZ INTERACTIVE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)
(in thousands of U.S. dollars, except share data)

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2009	2008	2009	2008
Net sales	$48,763	$40,817	$92,745	$89,872
Cost of sales	32,822	30,269	63,424	63,307

Gross profit	15,941	10,548	29,321	26,565
Operating expenses:
Sales and marketing	3,696	3,851	8,747	10,816
General and administrative	3,465	3,783	9,533	12,307
Research and development	741	223	2,033	1,161
Goodwill impairment	—	28,513	—	28,513
Amortization of intangible assets	395	597	1,567	1,811

Total operating expenses	8,297	36,967	21,880	54,608

Operating income (loss)	7,644	(26,419)	7,441	(28,043)
Interest expense, net	(645)	(521)	(1,637)	(1,512)
Foreign exchange gain (loss), net	109	1,032	(310)	859
Other income	42	112	138	251

Income (loss) before income taxes	7,150	(25,796)	5,632	(28,445)
Income tax expense	1,558	1,113	2,007	480

Net income (loss)	$5,592	$(26,909)	$3,625	$(28,925)

Basic net income (loss) per share	$0.10	$(0.49)	$0.07	$(0.53)

Diluted net income (loss) per share	$0.09	$(0.49)	$0.07	$(0.53)

Weighted average shares — basic	55,098,549	55,098,549	55,098,549	55,085,822

Weighted average shares — diluted	65,316,293	55,098,549	55,098,549	55,085,822

See accompanying notes to unaudited condensed consolidated financial statements.

MAD CATZ INTERACTIVE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(in thousands of U.S. dollars)

	Nine Months Ended
	December 31,
	2009	2008
Cash flows from operating activities:
Net income (loss)	$3,625	$(28,925)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	3,003	3,138
Amortization of deferred financing fees	114	56
Goodwill impairment	—	28,513
Increase in sales reserves	6,589	7,663
Provision (benefit) for deferred income taxes	118	(298)
Loss on disposal or sale of assets	81	—
Stock-based compensation	458	339
Changes in operating assets and liabilities:
Accounts receivable	(19,182)	(26,687)
Other receivables	296	(386)
Inventories	(7,133)	(1,024)
Prepaid expenses and other current assets	220	184
Other assets	2	(36)
Accounts payable	2,479	4,469
Accrued liabilities	3,429	1,334
Income taxes receivable/payable	1,398	(35)

Net cash used in operating activities	(4,503)	(11,695)

Cash flows from investing activities:
Purchases of property and equipment	(2,412)	(1,127)

Net cash used in investing activities	(2,412)	(1,127)

Cash flows from financing activities:
Proceeds from stock option exercises	—	56
Payment of financing fees	(458)	—
Repayments on bank loan	(68,291)	(61,900)
Borrowings on bank loan	78,275	72,930

Net cash provided by financing activities	9,526	11,086

Effects of foreign exchange on cash	324	(533)

Net increase (decrease) in cash	2,935	(2,269)
Cash, beginning of period	2,890	5,230

Cash, end of period	$5,825	$2,961

Supplemental cash flow information:
Income taxes paid	$655	$569

Interest paid	$1,248	$589

Supplemental disclosure of non-cash investing and financing activities:
Lease incentives recorded as deferred rent	$—	$109

Note payable issued for final Saitek acquisition working capital purchase price adjustment	$—	$847

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
     The Company has evaluated subsequent events through the time of filing this Form 10-Q with the SEC on February 09, 2010.
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
     In September 2006, the FASB issued authoritative guidance for fair value measurements, which defines fair value, establishes a framework for measuring fair value and expands disclosures about assets and liabilities measured at fair value in the financial statements. In February 2008, the FASB issued authoritative guidance, which allowed for the delay of the effective date of the authoritative guidance for fair value measurements for one year for all nonfinancial assets and liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis. The Company adopted the provisions of the guidance for financial assets and liabilities as of April 1, 2008 with the exception of the application of the statement to nonrecurring nonfinancial assets and nonfinancial liabilities, which the Company adopted on April 1, 2009. These adoptions did not have an impact on the Company’s unaudited condensed consolidated financial statements.
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
     In June 2008, the FASB issued authoritative guidance (formerly Emerging Issues Task Force Issue No. 07-05) for determining whether an instrument is indexed to an entity’s own stock, which addresses the determination of whether an instrument (or an embedded feature) is indexed to an entity’s own stock. This guidance is effective for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early application is not permitted. The Company adopted the provisions of this guidance beginning April 1, 2009, and the adoption did not have a material impact on its unaudited condensed consolidated financial statements.
     In June 2009, the FASB issued guidance establishing the FASB Accounting Standards Codification (“Codification”) as the single source of authoritative U.S. generally accepted accounting principles “U.S. GAAP” recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative U.S. GAAP for SEC registrants. The provisions of this guidance are effective for financial statements issued for interim and annual periods ending after September 15, 2009. The Codification supersedes all existing non-SEC accounting and reporting standards. All other nongrandfathered non-SEC accounting literature not included in the Codification has become nonauthoritative. The FASB will no longer issue new standards in the form of Statements, FASB Staff Positions, or Emerging Issues Task Force Abstracts. Instead, the FASB will issue Accounting Standards Updates, which will serve only to: (a) update the Codification; (b) provide background information about the guidance; and (c) provide the basis for conclusions on the change(s) in the Codification. The Company adopted this guidance beginning July 1, 2009 and accordingly, has removed references to legacy U.S. GAAP herein.
(2) Stock-Based Compensation
     The Company records compensation expense associated with share-based awards made to employees and directors based upon their grant date fair value. The Company records compensation expense on a straight-line basis over the requisite service period of the award, which ranges from zero to four years. During the nine month period ended December 31, 2009, the Company issued 725,000 stock option grants, totaling less than 10% of the previously outstanding balance.

(3) Inventories
     Inventories consist of the following (in thousands):

	December 31,	March 31,
	2009	2009
Raw materials	$1,977	$949
Finished goods	23,001	16,825

Inventories	$24,978	$17,774

(4) Bank Loan
     The Company has a Credit Facility with Wachovia Capital Finance Corporation (Central) (“Wachovia”) to borrow funds under a revolving line of credit subject to the availability of eligible collateral (accounts receivable and inventories), which changes throughout the year. On June 23, 2009, the Company extended the term of the Credit Facility through October 31, 2012. As part of extending the term, the Company chose to reduce the amount of the Credit Facility from $35.0 million to $30.0 million. The line of credit accrued interest on the daily outstanding balance at the U.S. prime rate plus 0.75% per annum through June 30, 2009, after which interest accrues at the U.S. prime rate plus 2.00% or, at the Company’s option, LIBOR plus 3.50% with a LIBOR floor of 1.50%. At December 31, 2009, the interest rate was 5.25%. The Company is also required to pay a monthly service fee of $1,000, which increased to $2,000 as of July 1, 2009, and an unused line fee equal to 0.25% of the unused portion of the loan, which increased to 0.50% on July 1, 2009. Borrowings under the Credit Facility are secured by a first priority interest in the inventories, equipment, accounts receivable and investment properties of Mad Catz, Inc. (“MCI”) and by a pledge of all of the capital stock of the Company’s subsidiaries and is guaranteed by the Company. The Company is required to meet a quarterly financial covenant based on the Company’s trailing four quarter’s coverage of fixed charges. The Company was in compliance with the current fixed charge coverage ratio covenant as of December 31, 2009.
(5) Convertible Notes Payable
     On November 20, 2007, the Company issued to the seller of Saitek $14,500,000 of convertible notes (“Saitek Notes”) as part of the consideration relating to that acquisition. On June 24, 2009, the terms of the Saitek Notes were amended as follows. The maturity of the Saitek Notes was extended to March 31, 2019 with annual principal and interest payments of $2,400,000 due beginning March 31, 2011 until the Saitek Notes are retired. The Saitek Notes will bear interest at 7.5% through March 31, 2014 and 9.0% thereafter. Quarterly cash payments for partial interest in the amount of approximately $45,000 became due beginning June 30, 2009, in addition to an interest payment of $500,000 which was due and paid on October 31, 2009, and an interest payment of $596,035 due on March 31, 2010. All payments due have been made in accordance with the agreement. The Saitek Notes are convertible into common stock of the Company at a conversion price of $1.419 per share.
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
(7) Comprehensive Income (Loss)
     Comprehensive income (loss) for the three and nine months ended December 31, 2009 and 2008 consists of the following components (in thousands):

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2009	2008	2009	2008
Net income (loss)	$5,592	$(26,909)	$3,625	$(28,925)
Foreign currency translation adjustment	(590)	(2,700)	822	(4,190)

Comprehensive income (loss)	$5,002	$(29,609)	$4,447	$(33,115)

     The foreign currency translation adjustments are not adjusted for income taxes as they relate to indefinite investments in non-U.S. subsidiaries.

(8) Basic and Diluted Net Income (Loss) per Share
Basic income (loss) per share is calculated by dividing the net income (loss) by the weighted average number of common shares outstanding during the reporting period. Diluted income (loss) per share includes the impact of potentially dilutive common stock-based equity instruments.
The following table sets forth the computation of basic and diluted income (loss) per share:

	Three months ended		Nine months ended
	December 31,		December 31,
	2009	2008	2009	2008
Numerator:
Net income (loss) for basic income (loss) per share	$5,592	$(26,909)	$3,625	$(28,925)
Effect of dilutive securities:
Convertible notes payable — interest expense, net of tax	304	—	—	—

Numerator for diluted income (loss) per share	5,896	(26,909)	3,625	(28,925)

Denominator:
Denominator for basic income (loss) per share — weighted average shares	55,098,549	55,098,549	55,098,549	55,085,822
Effect of dilutive securities:
Convertible notes payable	10,217,744	—	—	—

Denominator for diluted income (loss) per share	65,316,293	55,098,549	55,098,549	55,085,822

Income (loss) per share basic and diluted:
Basic income (loss) per common share	$0.10	$(0.49)	$0.07	$(0.53)
Diluted income (loss) per common share	$0.09	$(0.49)	$0.07	$(0.53)
     Outstanding options to purchase an aggregate of 7,590,900 and 7,190,091 shares of the Company’s common stock for the three and nine months ended December 31, 2009, respectively, and 7,500,359 and 5,005,053 shares for the three and nine months ended December 31, 2008, respectively, were excluded from diluted net income (loss) per share calculations because inclusion of such options would have an anti-dilutive effect on income (loss) in these periods. Weighted average shares of 10,217,744 related to the convertible notes payable were excluded from the calculation for the nine months ended December 31, 2009 and the three and nine month periods ended December 31, 2008 because of their anti-dilutive effect during those periods.
(9) Geographic Data
     The Company’s sales are attributed to the following geographic regions (in thousands):

	Three months ended		Nine months ended
	December 31,		December 31,
	2009	2008	2009	2008
Net sales:
United States	$23,375	$23,956	$48,520	$51,069
Europe	22,982	14,548	38,811	34,050
Canada	1,201	787	2,555	1,349
Other countries	1,205	1,526	2,859	3,404

	$48,763	$40,817	$92,745	$89,872

     Revenue is attributed to geographic regions based on the location of the customer. During each of the three and nine months ended December 31, 2009, one customer individually accounted for approximately 25% of the Company’s gross sales. During the three and nine months ended December 31, 2008, one customer individually accounted for approximately 31% and 29% of the Company’s gross sales, respectively.
(10) Subsequent Events
     In accordance with authoritative guidance, management has evaluated any events or transactions occurring after December 31, 2009, the balance sheet date, through February 9, 2010, the date that the Company’s unaudited condensed consolidated financial statements were issued, and identified no events or transactions which would impact its unaudited condensed consolidated financial statements for the three month period ended December 31, 2009 or require disclosure.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     Unless the context otherwise requires, all references in this section to the “Company”, “we”, “us” or “our” refer, collectively, to Mad Catz Interactive Inc. and all of its subsidiaries, and all references in this section to “Mad Catz” refer to Mad Catz Interactive Inc.
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
Potential Fluctuations in Foreign Currency
     During the three and nine month periods ended December 31, 2009, approximately 52% and 48% of total net sales was transacted outside of the United States, respectively. The majority of our international business is presently conducted in currencies other than the U.S. dollar. Foreign currency transaction gains and losses arising from normal business operations are credited to or charged against earnings in the period incurred. As a result, fluctuations in the value of the currencies in which we conduct our business relative to the U.S. dollar will cause currency transaction gains and losses, which we have experienced in the past and continue to experience. Due to the volatility of currency exchange rates, among other factors, we cannot predict the effect of exchange rate fluctuations upon future operating results. There can be no assurances that we will not experience currency losses in the future. To date we have not hedged against foreign currency exposure.
Critical Accounting Policies
     Our critical accounting principles and estimates remain consistent with those reported in our Annual Report on Form 10-K for the year ended March 31, 2009, as filed with the SEC.
RESULTS OF OPERATIONS
Net Sales
     From a geographical perspective, our net sales for the three and nine months ended December 31, 2009 and 2008 were as follows (in thousands):

	Three months ended December 31,				$	%
	2009	%of total	2008	%of total	Change	Change
United States	$23,375	48%	$23,956	59%	$(581)	(2)%
Europe	22,982	48%	14,548	35%	8,434	58%
Canada	1,201	2%	787	2%	414	53%
Other countries	1,205	2%	1,526	4%	(321)	(21)%

Consolidated net sales	$48,763	100%	$40,817	100%	$7,946	19%

	Nine months ended December 31,				$	%
	2009	%of total	2008	%of total	Change	Change
United States	$48,520	52%	$51,069	57%	$(2,549)	(5)%
Europe	38,811	42%	34,050	38%	4,761	14%
Canada	2,555	3%	1,349	1%	1,206	89%
Other countries	2,859	3%	3,404	4%	(545)	(16)%

Consolidated net sales	$92,745	100%	$89,872	100%	$2,873	3%

     For the three months ended December 31, 2009, consolidated net sales increased 19% as compared to the three month period ended December 31, 2008. In the United States, the decrease in net sales is primarily attributable to a decline in sales on the Wii platform, as the prior-year period benefitted from strong sales of Wii Fit accessories, with no significant new product placements for the Wii platform in the current period and an overall softness in the videogame market, which led to the price cuts in videogame console hardware which occurred late in the quarter ended September 30, 2009. The decline in Wii product sales was partly offset by increases in sales of products on the Xbox 360 and PlayStation 3 platforms. In Europe the increase is largely attributable to the success of new products launched for Xbox 360 during this fiscal year.
     For the nine months ended December 31, 2009, consolidated net sales increased 3% as compared to the nine months ended December 31, 2008. In the United States, the preponderance of the decline in net sales occurred during the six month period ended December 31, 2009 for the reasons described above. In Europe the increase is largely attributable to the success of new products launched for Xbox 360 during this fiscal year. The increase in sales in Canada is largely attributable to new placements at existing customers as well as the addition of new customers.
     Our sales by product group as a percentage of gross sales for the three and nine months ended December 31, 2009 and 2008 were as follows:

	Three months ended		Nine months ended
	December 31,		December 31,
	2009	2008	2009	2008
PC	23%	27%	25%	30%
Xbox 360	31%	21%	30%	17%
PlayStation 3	17%	5%	16%	7%
Wii	14%	17%	12%	17%
Handheld Consoles(a)	3%	9%	4%	10%
PlayStation 2	1%	3%	2%	4%
GameCube	2%	2%	2%	3%
Xbox	0%	1%	0%	0%
All others	9%	15%	9%	12%

Total	100%	100%	100%	100%

(a)     Handheld consoles include Sony PSP and Nintendo Game Boy Advance, Game Boy Advance SP, DS, DS Lite, DSi and Micro.
Our sales by product category as a percentage of gross sales for the three and nine months ended December 31, 2009 and 2008 were as follows:

	Three months ended		Nine months ended
	December 31,		December 31,
	2009	2008	2009	2008
Specialty controllers	21%	11%	28%	15%
Accessories	30%	45%	26%	44%
Controllers	26%	26%	24%	22%
Personal computer input devices	8%	11%	8%	10%
Audio	10%	5%	10%	6%
Games(a)	2%	2%	2%	3%
All others	3%	0%	2%	0%

Total	100%	100%	100%	100%

(a)     Games include GameShark videogame enhancement products in addition to videogames with related accessories.
Gross Profit
     Gross profit is defined as net sales less cost of sales. Cost of sales consists of product costs, cost of licenses and royalties, cost of freight-in and freight-out and distribution center costs, including depreciation and other overhead.

The following table presents net sales, cost of sales and gross profit for the three and nine months ended December 31, 2009 and 2008 (in thousands):

	Three months ended December 31,
		% of Net		% of Net	$	%
	2009	Sales	2008	Sales	Change	Change
Net sales	$48,763	100.0%	$40,817	100.0%	$7,946	19.5%
Cost of sales	32,822	67.3%	30,269	74.2%	2,553	8.4%

Gross profit	$15,941	32.7%	$10,548	25.8%	$5,393	51.1%

	Nine months ended December 31,
		% of Net		% of Net	$	%
	2009	Sales	2008	Sales	Change	Change
Net sales	$92,745	100.0%	$89,872	100.0%	$2,873	3.2%
Cost of sales	63,424	68.4%	63,307	70.4%	117	0.2%

Gross profit	$29,321	31.6%	$26,565	29.6%	$2,756	10.4%

Gross profit for the three months ended December 31, 2009 increased 51.1%, while gross profit as a percentage of net sales, or gross profit margin, increased from 25.8% to 32.7%. Gross profit for the nine months ended December 31, 2009 increased 10.4%, while gross profit margin increased from 29.6% to 31.6%. The changes in gross profit margin for the three and nine months ended December 31, 2009 were primarily due to product placement mix and reduced provision for inventory reserves as a percentage of sales in the current year, due to the fact that there was less economic uncertainty in the current year than the comparable period last year. Partially offsetting the same increases during the nine months ended December 31, 2009 was the negative impact of foreign exchange rate fluctuations during the period. We expect the gross profit margins to remain in the current range, although the gross profit margins may fluctuate due to factors such as changes in product mix and exchange rate fluctuations.
Operating Expenses
     Operating expenses for the three and nine months ended December 31, 2009 and 2008 were as follows (in thousands):

	Three months ended December 31,
		% of Net		% of Net	$	%
	2009	Sales	2008	Sales	Change	Change
Sales and marketing	$3,696	7.6%	$3,851	9.4%	$(155)	(4.0)%
General and administrative	3,465	7.1%	3,783	9.3%	(318)	(8.4)%
Research and development	741	1.5%	223	0.5%	518	232.3%
Goodwill impairment	—	—	28,513	69.9%	(28,513)	(100)%
Amortization	395	0.8%	597	1.5%	(202)	(33.8)%

Total operating expenses	$8,297	17.0%	$36,967	90.6%	$(28,670)	(77.6)%

		Nine months ended December 30,
		% of Net		% of Net	$	%
	2009	Sales	2008	Sales	Change	Change
Sales and marketing	$8,747	9.4%	$10,816	12.0%	$(2,069)	(19.1)%
General and administrative	9,533	10.3%	12,307	13.7%	(2,774)	(22.5)%
Research and development	2,033	2.2%	1,161	1.3%	872	75.1%
Goodwill impairment	—	—	28,513	31.7%	(28,513)	(100)%
Amortization	1,567	1.7%	1,811	2.0%	(244)	(13.5)%

Total operating expenses	$21,880	23.6%	$54,608	60.7%	$(32,728)	(60.0)%

     Sales and Marketing. Sales and marketing expenses consist primarily of payroll, commissions, participation at trade shows and travel costs for our worldwide sales and marketing staff, advertising expense and costs of operating our websites. The decrease in sales and marketing expenses as a percentage of sales for the three and nine months ended December 31, 2009 is primarily due to cost reductions being made throughout the organization combined with leverage gained from the fixed nature of certain costs. Going forward, we expect fixed costs to grow approximately at the rate of inflation, with some increase in discretionary marketing spending in connection with the launch of new products.
     General and Administrative. General and administrative expenses include salaries and benefits for our executive and administrative personnel, facilities costs and professional services, such as legal and accounting. The decrease in general and administration expenses for the three months ended December 31, 2009 is primarily related to cost reductions being made throughout the organization, partially offset by increased bonus expense related to the Company’s financial performance. The decrease in general and administration expenses for the nine months ended December 31, 2009 is primarily related to cost reductions being made throughout the organization, non-recurring professional fees related to the acquisition and integration of Saitek which were included in the 2008 period, as well as reduction in use of other outside consultants. Going forward, we expect these expenses to increase approximately at the rate of inflation and as a percentage of our sales to decline as we plan to increase our sales.
     Research and Development. Research and development expenses include the costs of developing and enhancing new and existing products. The increase in research and development expenses relates to a greater focus on research and development activities. Going forward, we expect research and development expenses to grow at an annual rate several percentage points higher than the rate of inflation as we continue to invest in new product development.
     Amortization. Amortization expenses consist of the amortization of the acquired intangible assets from Saitek and Joytech. These acquisitions occurred in the third and second quarters of fiscal 2008, respectively. The decrease in amortization expense during the three and nine months ended December 31, 2009 is primarily due to a portion of the intangible assets becoming fully amortized during November 2009.
Interest Expense, Foreign Exchange Gain (Loss) and Other Income
     Interest expense, foreign exchange gain (loss) and other income for the three and nine months ended December 31, 2009 and 2008 were as follows (in thousands):

	Three months ended December 31,
		% of Net		% of Net	$	%
	2009	Sales	2008	Sales	Change	Change
Interest expense, net	$(645)	1.3%	$(521)	1.3%	$(124)	23.8%
Foreign exchange gain, net	$109	0.2%	$1,032	2.5%	$(923)	(89.4)%
Other income	$42	0.1%	$112	0.3%	$(70)	(62.5)%

	Nine months ended December 31,
		% of Net		% of Net	$	%
	2009	Sales	2008	Sales	Change	Change
Interest expense, net	$(1,637)	1.8%	$(1,512)	1.7%	$(125)	8.3%
Foreign exchange (loss), gain net	$(310)	0.3%	$859	1.0%	$(1,169)	(136.1)%
Other income	$138	0.1%	$251	0.3%	$(113)	(45.0)%
     The increase in interest expense for the three and nine month periods ended December 31, 2009 is due to increases in total debt outstanding.
     The foreign exchange gains in the three months ended December 31, 2009 and 2008 are due primarily to the decline in value of the U.S. dollar versus the Great British Pound and the Euro during those periods versus these currencies in the comparable periods in the prior year. The foreign exchange loss during the nine months ended December 31, 2009 compared to the foreign exchange gain during the nine months ended December 31, 2008 resulted primarily from changes in the relative value between the British pound and the Euro against the U.S. dollar during such periods.
     Other income primarily consists of advertising income from our GameShark.com website. The decrease in other income is due primarily to lower advertising income.
Income Tax Expense
     Income tax expense for the three and nine months ended December 31, 2009 and 2008 was as follows (in thousands):

	Three months ended December 31,
		Effective		Effective	$	%
	2009	Tax Rate	2008	Tax Rate	Change	Change
Income tax expense	$1,558	21.8%	$1,113	(4.3)%	$445	40.0%

	Nine months ended December 31,
		Effective		Effective	$	%
	2009	Tax Rate	2008	Tax Rate	Change	Change
Income tax expense	$2,007	35.6%	$480	(1.7)%	$1,527	318.1%
     The Company’s effective tax rate is a blended rate for different jurisdictions in which the Company operates. The effective tax rate fluctuates depending on the taxable income in each jurisdiction and the statutory income tax rates in those jurisdictions. Our U.S., Canadian and French operations are excluded from the effective tax rate calculation due to the full valuation allowances against their deferred tax assets. The increase in the effective tax rate in the three and nine months ended December 31, 2009 versus the prior year periods is primarily due to the goodwill impairment in the third quarter of fiscal 2009, for which there was no tax benefit. The effective tax rate is lower during the three months ended December 31, 2009 versus the nine months ended December 31, 2009 due to a shift in jurisdictional income.

Liquidity and Capital Resources
Sources of Liquidity

	As of and for the
	nine months ended
	December 31,
(in thousands)	2009	2008	Change
Cash	$5,825	$2,961	$2,864

Percentage of total assets	7.5%	3.8%
Cash used in operating activities	$(4,503)	$(11,695)	$7,192
Cash used in investing activities	(2,412)	(1,127)	(1,285)
Cash provided by financing activities	9,526	11,086	(1,560)
Effects of foreign exchange on cash	324	(533)	857

Net increase (decrease) in cash	$2,935	$(2,269)	5,204

     At December 31, 2009, available cash was approximately $5.8 million compared to cash of approximately $2.9 million at March 31, 2009 and $3.0 million at December 31, 2008. Our primary sources of liquidity include a revolving line of credit (as discussed below under Cash Flows from Financing Activities), cash on hand at the beginning of the year and cash flows generated from operations during the year.
Cash Flows from Operating Activities
     Our cash flows from operating activities have typically included the collection of customer receivables generated by the sale of our products, offset by payments to vendors for materials and manufacture of our products. For the nine months ended December 31, 2009 and 2008, cash used in operating activities was $4.5 million and $11.7 million, respectively. For both periods cash used in operations primarily resulted from an increase in accounts receivable due to higher sales generated during the peak annual selling season, partially offset by higher sales reserves. Also contributing to the cash usage are increased inventories relating to maintaining levels significant enough to avoid stock-outs through the Chinese New Year period when our factories are closed, which are partially offset by the correlating increase in accounts payable for the inventory build-up.
     Due to the seasonality of our business, we typically experience a large build-up in inventories beginning during our second fiscal quarter ending September 30, with corresponding increases in accounts payable and our bank loan balance. These increases are in anticipation of the holiday selling season, which occurs during our third fiscal quarter ending December 31. During the third quarter our inventories tend to begin to decrease and accounts receivable increases as a result of the annual holiday selling. A large percentage of our annual revenue is generated during our third quarter. During our fourth quarter ending March 31, the sales cycle completes with decreases in accounts receivable, inventory, accounts payable and bank loan balance and net increase in cash. We forecast the expected demand for the holiday selling season months in advance to ensure adequate quantities of inventory. Our sales personnel forecast holiday sales based on information that we receive from our major customers as to expected product purchases for the holiday season, and we also utilize mathematical modeling techniques to forecast demand based on recent point-of-sale activity. If demand does not meet expectations, the result will be excess inventories, reduced sales and the overall effect could result in a reduction to cash flows from operating activities following payment of accounts payable.
Cash Flows from Investing Activities
     Cash used in investing activities was $2.4 million during the nine months ended December 31, 2009 and $1.1 million during the nine months ended December 31, 2008. Investing activities typically consist of capital expenditures to support our operations and were made up primarily of production molds, leasehold improvements, computers and machinery and equipment.
Cash Flows from Financing Activities
     Cash provided by financing activities was $9.5 million for the nine months ended December 31, 2009 and $11.1 million for the nine months ended December 31, 2008. Cash provided by financing activities during both periods was primarily driven by increased borrowings under our line of credit.
     We maintain a Credit Facility with Wachovia to borrow up to $30 million under a revolving line of credit subject to the availability of eligible collateral (accounts receivable and inventories), which changes throughout the year. The line of credit accrues interest on the daily outstanding balance at the U.S. prime rate plus 2.0% per annum. This facility expires on October 31, 2012. At December 31, 2009, the interest rate was 5.25%. We are also required to pay a monthly service fee of $2,000 and an unused line fee equal to 0.50% of the unused portion of the loan. Borrowings under the Credit Facility are secured by a first priority interest in the inventories, equipment, accounts receivable and investment properties of MCI and by a pledge of all of the capital stock of Mad Catz’ subsidiaries and is guaranteed by Mad Catz. We are required to meet a quarterly covenant based on the fixed charge coverage ratio. We were in compliance with this covenant as of December 31, 2009.
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
Contractual Obligations and Commitments
     There have been no material changes to our contractual obligations from the information provided in Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the fiscal year ended March 31, 2009.
     As of December 31, 2009 and March 31, 2009, we did not have any relationships with unconsolidated entities or financial parties, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As such, we are not exposed to any financing, liquidity, market, or credit risk that could arise if we had engaged in such relationships.
EBITDA, and Adjusted EBITDA
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

	Three months ended		Nine months ended
	December 31,		December 31,
	2009	2008	2009	2008
Net income (loss)	$5,592	$(26,909)	$3,625	$(28,925)
Adjustments:
Interest expense	645	521	1,637	1,512
Income tax expense	1,558	1,113	2,007	480
Depreciation and amortization	920	973	3,003	3,138

EBITDA	$8,715	$(24,302)	$10,272	$(23,795)

Goodwill impairment	—	28,513	—	28,513

Adjusted EBITDA	$8,715	$4,211	$10,272	$4,718

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
     The forward-looking statements contained herein reflect management’s current beliefs and expectations and are based on information currently available to management, as well as its analysis made in light of its experience, perception of trends, current conditions, expected developments and other factors and assumptions believed to be reasonable and relevant in the circumstances. These assumptions include, but are not limited to: continuing demand by consumers for videogames and accessories, continued financial viability of our largest customers, continued access to capital to finance our working capital requirements and the continuance of open trade with China, where the majority of our products are manufactured.
     Forward-looking statements are not guarantees of performance and are subject to important factors and events that could cause our actual business, prospects and results of operations to differ materially from the historical information contained in this Form 10-Q, and from those that may be expressed or implied by the forward-looking statements. Readers are cautioned that actual results could differ materially from the anticipated results or other expectations expressed in these forward-looking statements for the reasons detailed in “Part I — Item 1A. — Risk Factors” of our most recent Annual Report on Form 10-K, and in “Part II Other Information — Item 1A— Risk Factors” in this Form 10-Q. We believe that many of the risks detailed in our other SEC filings are part of doing business in the industry in which we operate, and will likely be present in all periods reported. The fact that certain risks are endemic to the industry does not lessen their significance. The forward-looking statements contained in this report are made as of the date of this report and we assume no obligation to update them or to update the reasons why actual results could differ from those projected in such forward-looking statements.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
     For the third quarter of fiscal 2010, our management with the participation of our Chief Executive Officer and our Chief Financial Officer evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of December 31, 2009. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Accordingly, our disclosure controls and procedures have been designed to provide reasonable assurance of achieving their objectives. Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that as of such date, our disclosure controls and procedures were effective at the reasonable assurance level in ensuring that information required to be disclosed by us in the reports that we file under the Exchange Act is recorded, processed, summarized and reported within the time period specified in the rules and forms of the Securities and Exchange Commission.
     Although we believe we have remediated the material weakness identified in 2008, in 2009 we identified significant deficiencies in our internal control over financial reporting related to (1) our reviews over sales reserve estimates and (2) information technology general controls. These deficiencies, and our remediation plans, are described in our Annual Report on Form 10-K for the year ended March 31, 2009. We will continue to implement further measures to remediate these previously identified deficiencies in fiscal 2010 and further improve our internal controls.
Changes in Internal Control over Financial Reporting
     There has been no change in our internal control over financial reporting during the quarter ended December 31, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting other than the steps we have taken to remediate the significant deficiencies described in our Annual Report on Form 10-K for the year ended March 31, 2009, relating to our sales reserve estimation process and our information technology general controls.

PART II — OTHER INFORMATION
Item 1. Legal Proceedings
     On or about January 23, 2009, Michele Graham, a former employee of MCI, filed an action in the Superior Court of California in the County of San Diego, styled, Michele Graham v. Mad Catz, Inc., Case No. 37-2009-00081888 CU-WT-CTL. In her complaint, Ms. Graham claims she was improperly terminated based on her age and Ms. Graham requested $73,500 in special damages and $5.56 million in punitive damages. This matter was settled favorably to the Company in November 2009 for an immaterial amount. All amounts related to this settlement were paid out at December 31, 2009.
Item 1A. Risk Factors
     There have been no material changes to the risk factors as previously disclosed in our Annual Report on Form 10-K for the fiscal year ended March 31, 2009.
Item 6. Exhibits

31.1	Certification of Registrant’s Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Registrant’s Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Registrant’s Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002. This certification is being furnished solely to accompany this Quarterly Report on Form 10-Q and is not being filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and is not to be incorporated by reference into any filing of the Company.

32.2	Certification of Registrant’s Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002. This certification is being furnished solely to accompany this Quarterly Report on Form 10-Q and is not being filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and is not to be incorporated by reference into any filing of the Company.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MAD CATZ INTERACTIVE, INC.
February 9, 2010	/s/ Darren Richardson
Darren Richardson
President and Chief Executive Officer

February 9, 2010	/s/ Stewart A. Halpern
Stewart A. Halpern
Chief Financial Officer