Form 10-K
period 2010-03-31
MAD CATZ INTERACTIVE INC
filed 2010-06-11
CIK 1088162

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended March 31, 2010
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to .

Commission file number 001-14944
MAD CATZ INTERACTIVE, INC.
(Exact name of Registrant as specified in its charter)

Canada	Not Applicable
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

7480 Mission Valley Road, Suite 101 San Diego, California (Address of principal executive offices)	92108 (Zip Code)

Registrant’s telephone number, including area code:
(619) 683-9830
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered

Common Stock, no par value	NYSE Amex
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

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Act).  Yes ☐      No ☑

The aggregate market value of the voting and non-voting common stock held by non-affiliates based on the closing sale price of common stock as reported on the American Stock Exchange on September 30, 2009, the last business day of the second fiscal quarter, was $21,488,434.

There were 55,098,549 shares of the registrant’s common stock issued and outstanding as of June 10, 2010.

DOCUMENTS INCORPORATED BY REFERENCE

Part II and Part III incorporates information by reference from the registrant’s definitive proxy statement to be filed with the Securities and Exchange Commission in connection with the solicitation of proxies for the Registrant’s 2010 Annual Meeting of Shareholders.

MAD CATZ INTERACTIVE, INC.

ANNUAL REPORT ON FORM 10-K
FOR THE FISCAL YEAR ENDED MARCH 31, 2010

FORWARD LOOKING STATEMENTS

This Annual Report on Form 10-K and the documents incorporated by reference herein, contain forward-looking statements and forward looking information as defined in applicable Canadian securities legislation (collectively “forward looking statements”), which are prospective and reflect management’s expectations regarding our business, operations, financial performance and business prospects and opportunities. Forward-looking statements are often, but not always, identified by the use of words such as “seek”, “anticipate,” “plan,” “estimate,” “expect” “believe” and “intend” and statements that an event or result “may,” “will,” “should,” “could” or “might” occur or be achieved and other similar expressions together with the negative of such expressions. These forward-looking statements reflect management’s current beliefs and expectations and are based on information currently available to management, as well as its analysis made in light of its experience, perception of trends, current conditions, expected developments and other factors and assumptions believed to be reasonable and relevant in the circumstances. These assumptions include, but are not limited to continuing demand by consumers for videogame systems and accessories, the continuance of normal trade relations between China and the United States, the ability to maintain or extend our existing licenses, the continued financial viability of our largest customers, the continuance of timely and adequate supply from third party manufacturers and suppliers, no significant fluctuations in the value of the U.S. dollar relative to other currencies and the continued satisfaction of our obligations under our existing Credit Facility and the Saitek Notes. Specifically, this document contains forward looking statements regarding, among other things, our focus and strategy for fiscal 2011, the expected life cycles of videogame console systems and accessories, anticipated price reductions to console systems and the impact on the market for our products, including the increased diversification of our product line and the possible expansion of our product offerings and operations through acquisitions, the expectation of additional competition if new companies enter the market, the increased difficulty in forecasting demand for specific products as we introduce and support additional products and enter additional markets, the possible use of financial hedging techniques, the belief that sufficient funds will be available to satisfy our operating needs for the next twelve months, the continuing volatility of our stock price, the continuance of significant seasonal fluctuations in our quarterly results of operations, our expectations regarding gross margins and the decline in certain expenses. Forward-looking statements are subject to significant risks, uncertainties, assumptions and other factors, any of which could cause actual results, performance or achievements to differ materially from the results discussed or implied in the forward-looking statements. More detailed information about these risks, uncertainties, assumptions and other factors is provided under Item 1A “Risk Factors”. Investors should not place undue reliance on such forward-looking statements. Forward-looking statements are not guarantees of future performance or outcomes and actual results could differ materially from those expressed or implied by the forward-looking statements. We assume no obligation to update or alter such forward-looking statements whether as a result of new information, future events or otherwise except as required by law.

TRADEMARKS

Mad Catz, the Mad Catz logo, Joytech, the Joytech logo, Saitek, Tritton, the Tritton logo, Cyborg, Eclipse and GameShark are trademarks or registered trademarks of Mad Catz, Inc., its parent and/or affiliated companies.

CURRENCY

Unless otherwise indicated, all dollar references herein are in U.S. dollars.

PART I

Item 1.	Business

In this annual report on Form 10-K, “Mad Catz Interactive, Inc.,” “Mad Catz,” the “Company,” “we,” “us” and “our” refer to Mad Catz Interactive, Inc. and all of our consolidated subsidiaries.

Mad Catz Interactive, Inc. was incorporated under the Canada Business Corporations Act on August 25, 1993.

In August 1999, we completed the acquisition of Mad Catz, Inc. (“MCI”), a corporation incorporated under the laws of Delaware that designs, markets, sells and distributes videogame accessories. MCI and its predecessor company have been involved in the videogame industry since approximately 1991.

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

In May 2010, we acquired all of the outstanding stock of Tritton Technologies Inc. (“Tritton”), a private corporation incorporated under the laws of Delaware. Tritton is in the business of designing, developing, manufacturing (through third parties in Asia), marketing and selling videogame and PC accessories, most notably gaming audio headsets. We acquired all of Tritton’s net tangible and intangible assets, including trade names, customer relationships and product lines.

Corporate Structure

Jurisdiction of
Subsidiary	Incorporation

Mad Catz, Inc.	Delaware
1328158 Ontario Inc.	Ontario, Canada
Mad Catz Europe, Limited	England and Wales
Mad Catz Interactive Asia Limited	Hong Kong
Mad Catz Technological Development (Shenzhen) Co., Ltd	People’s Republic of China
Winkler Atlantic Holdings Limited	British Virgin Islands
Saitek Elektronik Vertriebs GmbH	Germany
Saitek S.A.	France
Tritton Technologies Inc.	Delaware
FX Unlimited Inc.	Delaware
Xencet USA, Inc.	Delaware
Singapore Holdings Inc.	Delaware
Mad Catz (Asia) Limited	Hong Kong

Mad Catz, Inc. (“MCI”) is our corporate headquarters and also sells our products in the United States, participates in the design of our products and provides corporate services for all entities of the Company. 1328158 Ontario Inc. (“MCC”) sells our products in Canada under the name Mad Catz Canada. Mad Catz Europe, Limited (“MCE”) sells our products in Europe. Mad Catz Interactive Asia Limited (“MCIA”) is engaged in the engineering, design, contract manufacture and regional sales of our products. Mad Catz Technological Development (Shenzhen) Co., Ltd. (“MCTD”) is engaged in the engineering, design, quality assurance and quality control of our products.

Winkler Atlantic Holdings Limited (“WAHL”) is the holding company for our Saitek operating subsidiaries located in Germany and France, Saitek Elektronik Vertriebs GmbH and Saitek S.A. Tritton Technologies Inc., (“Tritton”) sells videogame and PC accessories in the United States and elsewhere in the world. FX Unlimited Inc., Xencet USA, Inc., Singapore Holdings Inc., and Mad Catz (Asia) Limited are inactive companies that hold intellectual property related to our business.

Our common stock trades on the Toronto Stock Exchange and the NYSE Amex under the symbol “MCZ.” Our registered office is located at 181 Bay Street, Suite 2500, Toronto, Ontario, M5J 2T7, and our telephone number is (416) 360-8600. MCI, our primary operating subsidiary and our operational headquarters is located at 7480 Mission Valley Road, Suite 101, San Diego, California, 92108, and our telephone number is (619) 683-9830.

Overview

We design, manufacture (through third parties in Asia), market, sell and distribute accessories for all major videogame platforms, the personal computer (“PC”) and, to a lesser extent the iPod and other audio devices. Our accessories are marketed primarily under the Mad Catz, Saitek, Cyborg, Eclipse, Joytech, GameShark, Tritton and AirDrives brands; we also produce for selected customers a limited range of products which are marketed on a “private label” basis. Our products include videogame, PC and audio accessories, such as control pads, video cables, steering wheels, joysticks, memory cards, light guns, flight sticks, dance pads, microphones, car adapters, carry cases, mice, keyboards and headsets. We also market videogame enhancement products and publish videogames.

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

In fiscal 2010, approximately 31% of our gross sales was derived from products designed for use with Microsoft’s videogame platforms. Microsoft’s Xbox 360 console launched in North America, Europe and Japan in late 2005. We have entered into a license agreement with Microsoft to produce wired and certain wireless accessories for the Xbox 360.

In fiscal 2010, approximately 19% of our gross sales was derived from products designed for use with Nintendo’s videogame platforms and handheld products. Nintendo’s Wii console launched in North America, Europe and Japan in late 2006. In fiscal 2010, approximately 13% of our gross sales was derived from the sale of products designed for use with the Wii console and approximately 2% of our gross sales was derived from the sale of products designed for use with the GameCube console, the predecessor of the Wii console. In fiscal 2010 we entered into an agreement with Nintendo of America, Inc. for rights to offer licensed accessories for the Wii, but did not release any such products in fiscal 2010. We offer unlicensed accessories for the Wii. In 2004, Nintendo launched the Nintendo DS, followed in 2006 by the Nintendo DS Lite, and in April 2009 by the DSi. Sales of products compatible with these DS systems accounted for approximately 4% of our gross sales in fiscal 2010.

In fiscal 2010, approximately 19% of our gross sales was derived from products designed for use with Sony’s videogame platforms and handheld products. Sony launched the PlayStation 3 in North America and Japan in late 2006 and in Europe in early 2007. Sony launched the PlayStation 2 in the United States in 2000. Sony launched the Sony PSP handheld videogame system, MP3 player and movie player in North America and Europe in 2005. In October 2009, Sony launched the PSP Go! In fiscal 2010, products designed for use with the PlayStation 2, which Sony continues to manufacture and market, accounted for approximately 2% of our gross sales. In fiscal 2010, products designed for use with the PlayStation 3 accounted for approximately 17% of our gross sales. In fiscal 2010 we signed an agreement with Sony Computer Entertainment of America Inc. for rights to offer licensed Rock Band videogame compatible wireless Fendertm American Precision Basstm replica, Fender Telecastertm replica and Fender full-size, wooden Stratocastertm guitar controllers for the PlayStation® 3 computer entertainment system. In addition to those products, we offer a full line of accessories for the PlayStation 3, which accessories are not licensed by Sony.

Videogame console prices typically are reduced as the products mature in the market place and as the launch of new consoles is anticipated. In the prior generation of videogame consoles, the PlayStation 2 and Xbox game consoles launched in the United States with a retail price of $299 and GameCube launched with a retail price of $199. After successive price decreases, the price of the PlayStation 2 system was lowered from $129 to $99 on April 1, 2009, while the Xbox and GameCube consoles have been discontinued. A similar pattern is beginning to emerge with the current generation of videogame consoles. In November 2005, Microsoft’s Xbox 360 launched in the United States in two configurations, the Core priced at $299 and the Premium priced at $399, followed up with the launch of the Elite in April 2007 at $480. After successive price decreases, as of May 2009, the Core, which was discontinued and replaced by the Arcade, retails at $199, the Premium at $299 and the Elite at $399. In September of 2009, Microsoft reduced the price of the Elite to $299. Sony’s PlayStation 3 was launched in the United States in November 2006 in two configurations, a 20 GB model priced at $499 and a 60 GB model priced at $599. In July 2007, Sony lowered the price of the 60 GB version to $499, eliminated the 20 GB version and introduced an 80 GB version priced at $599. In October 2007, Sony in effect took another price reduction by eliminating the 60 GB version and introducing a 40 GB version at $399, while at the same time reducing the price of the 80 GB version to $499. In November 2008 Sony introduced a 160 GB PlayStation 3 for $499, at which time they dropped the price of the 80 GB version to $399. In September 2009, Sony in effect dropped the price again with the launch of the PS3 Slim at $299. Nintendo launched its Wii in the United States in November of 2006 at the price of $250. In September 2009, Nintendo dropped the price to the current $199.99. Lower console prices usually result in higher unit sales of console systems. Management believes that the more price sensitive “late adopter” consumer that waits for these price reductions before purchasing a system is also more likely to purchase value-priced accessories. Management believes that in fiscal 2011 there may be price reductions on one or more of the videogame console systems, but none of Microsoft, Nintendo or Sony have announced any intention to do so, and there are no assurances any such price reductions will take place.

In fiscal 2010, approximately 22% of our gross sales was derived from personal computer gaming and other accessories which are marketed and sold under our Saitek, Cyborg and Eclipse brands. These products include: PC games controllers, comprised of joysticks, gamepads and steering wheels; PC input devices, comprised primarily of mice, keyboards and other less significant products such as web-cams and hubs; digital media speakers for both PCs and the iPod/MP3 market; and chess and intelligent games, which includes chess and bridge computers and related accessories.

The remaining approximate 9% of our fiscal 2010 gross sales was derived from products whose use is not specific to any particular hardware platform.

Mad Catz Strategy

During fiscal 2010, the Company’s key initiatives included: leveraging our global product development capabilities to increase the flow and timeliness of new products; seeking efficiencies to meaningfully lower our operating costs without impacting our ability to continue to grow our business; increasing market penetration of our PC products, particularly in North America; refining the market positioning of our brands to more effectively compete in all relevant categories and price-points; continuing our discipline in working capital management and product placement profitability; continuing to expand our portfolio of licensed properties; continuing our efforts to maintain compliance with environmental regulations in all of the jurisdictions in which we do business; identifying strategic opportunities for the expansion of products in adjacent and compatible categories, including transactions with companies for which products Mad Catz can leverage its global distribution capabilities; continuing to expand our range of AirDrives portable audio headset products and distribution for the AirDrives line; and continuing to pursue videogame publishing opportunities, with a particular emphasis on hardware-videogame bundles.

In fiscal 2011, we will focus on:

•	continuing to increase the flow of premium products across our major brands: Mad Catz (casual gaming); Saitek (simulation); Cyborg (pro-gaming); Eclipse (home and office); Tritton (audio and PC);

• continuing our discipline in working capital management and product placement profitability;

• integrating Tritton into our organization and expanding our audio business category;

• expanding our global sales reach, with particular focus on the Asia-Pacific region;

• expanding our outreach to targeted gaming community niches;

• continuing to license rights to offer accessories aligned with leading videogame titles;

•	continuing to pursue videogame publishing and distribution opportunities, with a particular emphasis on hardware-videogame bundles; and

•	continuing to identify strategic opportunities for the expansion of products in adjacent and compatible categories, including transactions with companies for which products Mad Catz can leverage its global distribution capabilities.

Intellectual Property Needed to Produce our Products

Historically, a majority of our revenue has come from videogame accessories that are reverse-engineered to work with videogame platforms sold by Sony, Nintendo and Microsoft. Some, but not all, of our products that are compatible with these videogame platforms have been produced under license agreements pursuant to which we received proprietary and other useful information, as well as the right to use first-party logos.

With the exception of certain Rock Band compatible products and other limited products, the majority of our current and historic product portfolio can be produced without a license from Sony. However, there is no guarantee that Sony will not alter their technologies to make unlicensed product offerings more difficult, cost prohibitive or impossible to produce. In the event that future Sony videogame platforms are developed or altered to become “closed systems” that cannot be reverse engineered, we would not be able to produce, manufacture and market accessories for those platforms without access to the applicable first-party proprietary information. Moreover, if Sony enters into license agreements with companies other than us for these “closed systems,” we would be placed at a substantial competitive disadvantage.

We have a peripheral license from Microsoft covering specific product categories, including wireless specialty controllers, wired control pads, steering wheels, arcade sticks, flight sticks and dance mats for the Xbox 360 console. The license excludes light guns, cheat cards, memory units, wireless standard control pads and hard drives. The license is scheduled to expire in March 2011 but is automatically renewable for successive one-year periods unless either party provides written notice of its intention to terminate the license at least 90 days prior to the end of the current term.

We have a license from Nintendo for the rights to produce and distribute certain peripherals for the Rock Band videogame for the Wii system, as well as other products. The license will expire in June 2011.

From time to time, we acquire intellectual property licenses to augment the commercial appeal of our core products. We must obtain a license agreement before exploiting such intellectual property.

Product Development and Support

We develop products using a group of concept design, production and technical professionals, in coordination with our marketing and finance departments, with responsibility for the entire development and production process including the supervision and coordination of internal and external resources. Our hardware products are typically conceived and designed by our internal teams in San Diego, California, Magor, Wales, Shenzhen, China and Hong Kong, China. For these products we own the industrial design, and in most cases the tools, dies and molds used for production. From time to time, we also acquire the rights to produce and distribute products that are, or will be, independently created by third parties.

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

Distribution

Our products are sold to many of the world’s largest retailers of interactive entertainment products primarily on a direct basis without the use of intermediaries or distributors. We also appoint distributors in certain territories to service retail accounts not dealt with on a direct basis. We maintain a direct sales force in the United States, Europe and China. Direct shipping programs with certain customers, whereby the customer receives and takes title of the products directly in Hong Kong, are managed by our Asian operation. We operate an approximately 101,000 square foot distribution center in Redlands, California, which services our North American customers. We also utilize two outsourced distribution centers and related logistics solutions for the European market, one in the United Kingdom and one in Germany. All freight is handled by outsourced transportation companies. We operate information systems, including electronic data interchange (EDI) and integrated warehouse management systems, to remain compliant with the requirements of our mass market retailers.

Principal Markets

The Company operates as one business segment, in the design, manufacture (through third parties in Asia), sales, marketing and distribution of videogame and PC accessories and videogames. In fiscal 2010, approximately 53% of our gross sales were generated by customers whose retail stores are located in the United States, 41% in Europe, 3% in Canada, and 3% in other countries, including Australia, Japan, Korea, New Zealand and Singapore. In fiscal 2009, approximately 58% of our gross sales were generated by customers whose retail stores are located in the United States, 37% in Europe, 2% in Canada, and 3% in other countries, including Australia, Japan, Korea, New Zealand and Singapore. In fiscal 2008, approximately 59% of our gross sales were generated by customers whose retail stores are located in the United States, 36% in Europe, 3% in Canada, and 2% in other countries, including Australia, Japan, Korea, New Zealand and Singapore.

Customers

Our products are sold by many of the largest videogame and consumer accessories retailers in the world including Amazon.com, Best Buy, GameStop, Meijer, Target and Wal-Mart in the United States; Future Shop and GameStop/EB Games in Canada and ASDA, Argos, Auchan, Carrefour, Curry’s, Dixons, Electronic Partner, Game, GameStation, GameStop, Media-Saturn, Micromania, PC World and ProMarkt, in Europe.

In each of fiscal 2010, 2009 and 2008, one of our customers, GameStop Inc., individually accounted for at least 10% of our gross sales, accounting for approximately 25%, 29% and 33% of our gross sales in fiscal 2010, 2009 and 2008, respectively, taking into account all of its US and non-US entities.

Competitive Environment

The primary markets in which we sell our products are the United States and Europe, and to a lesser extent, Canada and Asia. These markets are highly competitive, and we expect that we may face increased competition if additional companies enter these markets. Historically, price has been a significant competitive factor for interactive videogame and PC accessories. We believe that the other principal competitive factors that historically have affected retailer and consumer choice include value, product features, ease of use and installation, realism in simulation, name brand recognition, product styling and whether the product is licensed. Additional competitive factors from the perspective of the major retailers include margins, service, support, merchandising and promotional support, reliable and timely delivery, track record and electronic data interchange capability. We seek to differentiate our products through superior product design, packaging, product innovation, licensing and branding.

Our principal competitors for videogame and PC accessories include first-party manufacturers Microsoft, Nintendo and Sony, and third-party manufacturers including Accessories 4 Technology, ALS, Bensussen Deutsch, Big Ben, Core Gamer, Datel, Genius, Griffin Technology, Intec, Hama GmbH & Co KG, Jöllenbeck GmbH, Katana Game Accessories, Inc., Logic3, Logitech, Naki, NYKO, Performance Designed Products LLC, Razer USA Ltd, SteelSeries ApS, Thrustmaster, Trust International B.V. and Vidis GmbH.

We believe that our products are targeted to a broad demographic group and that the major factors that will provide us with continued viability and competitive edge are licenses, low-cost products, quality, service, brands and retail relationships.

Employees

At March 31, 2010, we had 246 full-time employees in the following locations:

Location

United States	73
United Kingdom	38
Germany	23
France	8
Hong Kong	33
Spain	1
China	70

Total	246

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

Executive Officers of the Registrant

Our executive officers and their ages as of June 10, 2010, are as follows:

Name	Position	Age

Darren Richardson	President, Chief Executive Officer and Director of Mad Catz Interactive, Inc. and MCI	49
Stewart Halpern	Chief Financial Officer of Mad Catz Interactive, Inc. and MCI	53
Whitney Peterson	Vice President Corporate Development and General Counsel of MCI	45
Brian Andersen	Chief Operating Officer of Mad Catz Interactive, Inc.	34

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

Brian Andersen has been our Chief Operating Officer since 2009. Mr. Andersen join us in October 2002 in connection with our European expansion. Mr. Andersen has held a number of positions within our European operations since that time, including Category Manager until July 2003, Director of Operations from July 2003 until July 2005 and most recently European General Manager since July 2005. Prior to joining us, Mr. Andersen worked as European Stock Controller for Recoton Corp., the parent company of InterAct Accessories, and Financial Controller for Apost in Denmark, which has since been acquired by DHL International GmbH. Mr. Andersen has completed the International Business Studies at Koege Handelsskole, Denmark.

Available Information

We provide our Annual Report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to those reports free of charge under “Investor Relations” on our website at www.madcatz.com as soon as reasonably practicable after we electronically file this material with, or furnish this material to, the United States Securities and Exchange Commission (the “SEC”). The information contained on our website is not part of this Annual Report. You may also read and copy the documents to which we refer at the Public Reference Room maintained by the SEC at 100 F Street, N.E., Washington, D.C. 20549 on official business days during the hours of 10 a.m. to 3 p.m. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. In addition, the SEC maintains a web site that contains reports, proxy and information statements and other information regarding registrants that file electronically with the SEC at www.sec.gov .

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

The vast majority of our sales are generated from a small number of customers. Our top customer, GameStop Inc., accounted for approximately 25% of our gross sales in fiscal 2010, 29% of our gross sales in fiscal 2009 and 33% of our gross sales in fiscal 2008. Our top ten customers accounted for approximately 61% of gross sales in fiscal 2010, 62% of gross sales in fiscal 2009, and 70% of gross sales in fiscal 2008.

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

A significant portion of our revenues are derived from the sale of videogame accessories for use with proprietary videogame platforms, such as the Nintendo Wii, DS and DSi; the Microsoft Xbox 360; the Sony PlayStation 3. The success of our products is significantly affected by commercial acceptance of such videogame platforms and the life cycle of older platforms. In addition, we anticipate that the research and development expenses incurred to develop compatible accessories for new and updated videogame platforms may impact our profitability.

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

Changes to current game platforms or introductions of new game platforms may result in our products becoming inoperable or less desirable on some game platforms and/or for some games, which would reduce sales of our products and adversely affect our business, results of operations, financial condition and liquidity.

A significant proportion of our revenues are derived from products that are reverse engineered. First-party manufacturers continually update their game platforms to enhance features and to correct problems in the operating systems and reduce costs. These manufacturers also expend significant resources to create new game platforms. During the development of such product updates and new game platforms, manufacturers may implement changes to the design of the new game platforms that render our products inoperable and/or less desirable for playing certain games. If our products become inoperable on one or more game platform, or if platform system enhancements make our products less desirable, our sales may be significantly reduced. Moreover, we may have excess inventories of products that do not operate properly with new game platforms, which would limit our growth and harm our business, results of operations, financial condition and liquidity.

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

We have entered into license and royalty agreements with various parties in which we pay fees in exchange for rights to use product inventions or trademarked names, shapes and likenesses in our products. The agreements often include minimum fee guarantees based on a reasonable expectation of the product sales to be generated throughout the life of the agreement. We cannot assure that we will be able to meet these expectations and may be obligated to pay unearned fees as a result. Some of our license agreements also contain stringent requirements regarding the use of the licensor’s trademarks. Our license and royalty agreements are for fixed terms. We cannot assure that we will be able to comply with all of the requirements contained in our licenses or that we will be able to maintain or extend the rights to our existing licenses.

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

In March 2009, we amended our license agreement with Microsoft Corporation under which we have the right to manufacture (through third party manufacturers), market and sell certain peripheral products for the Xbox 360 videogame console (“Xbox 360 Agreement”). The products produced pursuant to the Xbox 360 Agreement are license-dependent products. The term of the Xbox 360 Agreement is two years, with automatic renewals for successive one-year periods unless either party provides written notice of its intention to terminate the license at least 90 days prior to the end of the current term. Should the Xbox 360 Agreement expire, be terminated for cause, or fail to be renewed, our product offerings may be limited thereby significantly reducing our revenues.

The collectibility of our receivables depends on the continued viability and financial stability of our retailers and distributors.

Due to the concentration of our sales to large high-volume customers, we maintain significant accounts receivable balances with these customers. As of March 31, 2010 and March 31, 2009, our 10 largest accounts receivable balances accounted for approximately 71% and 76% of total accounts receivable, respectively. We generally do not require any collateral from our customers to secure payment of these accounts receivable. However, we do seek to control credit risk through ongoing credit evaluations of our customers’ financial condition and by purchasing credit insurance on European retail accounts receivable balances. If any of our major customers were to default in the payment of their obligations to us, our business, financial condition, operating results and cash flows could be adversely affected.

Risks Concerning Our Suppliers

The manufacture and supply of our products is dependent upon a limited number of third parties, and our success is dependent upon the ability of these parties to manufacture and supply us with sufficient quantities of our products and on the continued viability and financial stability of these third-party suppliers.

We rely on a limited number of manufacturers and suppliers for our products. There can be no assurance that these manufacturers and suppliers will be able to manufacture or supply us with sufficient quantities of products to ensure consumer availability. In addition, these parties may not be able to obtain the raw materials, energy or oil supply required to manufacture sufficient quantities of our products. Moreover, there can be no assurance that such manufacturers and suppliers will not refuse to supply us with products, and independently market their own competing products in the future, or will not otherwise discontinue their relationships with or support of our Company. Our failure to maintain our existing manufacturing and supplier relationships, or to establish new relationships in the future, could have a material adverse effect on our business, results of operations, financial condition and liquidity. If our suppliers are unable or unwilling for any reason to supply us with a sufficient quantity of our products, our business, revenues, results of operations, financial condition and liquidity would be materially adversely affected. We obtain our GameShark videogame enhancement products from third-party suppliers, for which an alternative source may not be available. If any of our key suppliers became financially unstable, our access to these products might be jeopardized, thereby adversely affecting our business, cash flow, financial condition and operational results.

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

We have offices and sales throughout the world. Our registered office and a sales office are in Canada. Our operational headquarters is in San Diego, California. We also have offices in the United Kingdom, France, Germany, Spain, China and Hong Kong. Approximately 55% of our gross sales in fiscal year 2010 were generated by customers whose retail locations are in North America, and a substantial majority of our products are manufactured by third parties in Hong Kong and China. The geographical distances between our operations create a number of logistical and communications challenges. These challenges include managing operations across multiple time zones, directing the manufacture and delivery of products across long distances, coordinating procurement of components and raw materials and their delivery to multiple locations, and coordinating the activities and decisions of the management team, which is based in a number of different countries.

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

On November 20, 2007, in connection with the acquisition of our Saitek operations, we issued convertible notes with an aggregate principal amount of $14,500,000 (the “Saitek Notes”). On June 24, 2009, the terms of the Saitek Notes were amended to extend the maturity of the Saitek Notes to March 31, 2019 with annual principal and interest payments of $2,400,000 due beginning March 31, 2011 until the Saitek Notes are retired and quarterly cash payments for partial interest in the amount of approximately $45,000. As amended, the Saitek Notes bear interest at 7.5% through March 31, 2014 and 9.0% thereafter. The quarterly cash payments payable to date as well as an interest payment of $500,000 due on October 31, 2009, and an interest payment of $596,035 due on March 31, 2010 have been paid. The debt represented by the conversion of and the limitations contained in the Saitek Notes could have material consequences on our business, including:

•	it may be difficult to generate sufficient capital to satisfy our obligations under the Saitek Notes and our outstanding credit facility;

•	cash required to repay borrowings under our credit facility and the Saitek Notes, should such Saitek Notes not be converted into equity, may limit our ability to make necessary or desirable capital investments in our business and to take advantage of significant business opportunities, including acquisitions or divestitures;

•	the amounts outstanding under the Saitek Notes and our credit facility may make it more difficult to obtain other debt financing in the future;

•	shares issued upon conversion of the Saitek Notes would represent a large share of our outstanding common stock and would result in substantial dilution of the percentage of ownership of the Company’s stockholders;

•	the debt obligations represented by the Saitek Notes could make us more vulnerable to general adverse economic and industry conditions; and

•	we could be at a competitive disadvantage to competitors with less debt.

We depend upon the availability of capital under our credit facility to finance our operations. Any additional financing that we may need may not be available on favorable terms, or at all.

In addition to cash flow generated from sales of our products, we finance our operations with a Credit Facility (the “Credit Facility”) provided by Wachovia Capital Finance Corporation (Central) (“Wachovia”), an unrelated party. On June 23, 2009, we extended the Credit Facility until October 31, 2012. If we are unable to comply with the restrictive and financial covenants contained in the Credit Facility, Wachovia may declare the outstanding borrowings under the facility immediately due and payable. In such an event, our liquidity will be materially adversely affected, which could in turn have a material adverse impact on our future financial position and results of operations. We would be required to obtain additional financing from other sources. We cannot predict whether or on what terms additional financing might be available. If we are required to seek additional financing and are unable to obtain it, we may have to change our business and capital expenditure plans, which would have a materially adverse effect on our future results of operations.

The Credit Facility contains financial and other covenants that we are obligated to maintain. If we violate any of these covenants, we will be in default under the Credit Facility. If a default occurs and is not timely cured or waived by Wachovia, Wachovia could seek remedies against us, including: (1) penalty rates of interest, (2) immediate repayment of the debt or (3) foreclosure on assets securing the Credit Facility. No assurance can be given that we will maintain compliance with these covenants in the future. The Credit Facility is asset based and can only be drawn down in an amount to which eligible collateral exists and can be negatively impacted by extended collection of accounts receivable, unexpectedly high product returns and slow moving inventory, among other factors. As of March 31, 2010, we were in compliance with all covenants.

If we need to obtain additional funds for any reason, including as a result of the termination of the Credit Facility or the acceleration of amounts due thereunder, increased working capital requirements, possible acquisitions or otherwise, there can be no assurance that alternative financing can be obtained on substantially similar or acceptable terms, or at all. Our failure to promptly obtain alternate financing could limit our ability to implement our business plan and have an immediate, severe and adverse impact on our business, results of operations, financial condition and liquidity. In the event that no alternative financing is available, we would be forced to drastically curtail operations, or dispose of assets, or cease operations altogether.

Funding for our future growth may depend upon obtaining new financing, which may be difficult to obtain given prevalent economic conditions and the general credit crisis.

To accommodate our expected future growth, we may need funding in addition to cash provided from current operations and continued availability under our Credit Facility provided by Wachovia. Our ability to obtain additional financing may be constrained by current economic conditions affecting global financial markets.

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

Our accounts receivable represented 28%, 28%, and 16% of our total assets as of March 31, 2010, 2009 and 2008, respectively. As a result of the substantial amount and concentration of our accounts receivable, if any of our major customers fails to timely pay us amounts owed, we could suffer a significant decline in cash flow and liquidity which could negatively affect our ability to make payments under our Credit Facility and which, in turn, could adversely affect our ability to borrow funds, to purchase inventory, to sustain or expand our current sales volume. Accordingly, if any of our major customers fails to timely pay us amounts owed, our sales and profitability may decline.

Increases in interest rates may increase our interest expense and adversely affect our profitability and cash flow and our ability to service indebtedness.

We depend, in a significant part, on borrowings under the Credit Facility to finance our operations. At March 31, 2010, the outstanding balance under the Credit Facility was $3.8 million. The interest rate applicable to the Credit Facility varies based on the U.S. prime rate plus 2.00% or, at our option, LIBOR plus 3.5% with a LIBOR floor of 1.5%. The variable rate debt outstanding under the Credit Facility had a weighted average annual interest rate of approximately 5.0% for the year ended March 31, 2010. Increases in the interest rate under the Credit Facility will increase our interest expense, which could harm our profitability and cash flow.

We have a substantial amount of goodwill on our balance sheet that may have the effect of decreasing our earnings or increasing our losses in the event that we are required to recognize an impairment charge to goodwill.

As of March 31, 2010, $8.5 million of goodwill is recorded on our balance sheet, which represents the excess of the total purchase price of our acquisitions over the fair value of the net assets acquired. At March 31, 2010, goodwill represented 16.4% of our total assets.

We perform an annual impairment review at the reporting unit level during the fourth quarter of each fiscal year or more frequently if we believe indicators of impairment are present. Authoritative guidance requires that goodwill and certain intangible assets be assessed for impairment using fair value measurement techniques. Specifically, goodwill impairment is determined using a two-step process. The first step of the goodwill impairment test is used to identify potential impairment by comparing the fair value of a reporting unit with its carrying amount, including goodwill. If the fair value of a reporting unit exceeds its carrying amount, goodwill of the reporting unit is considered not impaired and the second step of the impairment test is unnecessary. If the carrying amount of a reporting unit exceeds its fair value, the second step of the goodwill impairment test is performed to measure the amount of impairment loss, if any. The second step of the goodwill impairment test compares the implied fair value of the reporting unit’s goodwill with the carrying amount of that goodwill. If the carrying amount of the reporting unit’s goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to that excess. We determined that we have one reporting unit and we assess fair value based on a review of our market capitalization as well as a discounted cash flow model, for which the key assumptions include revenue growth, gross profit margins, operating expense trends and our weighted average cost of capital. Given the volatility of our stock price and market capitalization, which fluctuates significantly throughout the year, we do not believe that our market capitalization is necessarily the best indicator of the fair value of our Company at any moment in time. However, we have determined that market capitalization over a sustained period, when considered with other factors may be an appropriate indicator of fair value. Further, to the extent the carrying amount of our reporting unit exceeds its market capitalization over a sustained period, an impairment may exist and require us to test for impairment. During our 2009 fiscal year, we determined that a triggering event had occurred in the quarter ended December 31, 2008 and recorded a goodwill impairment charge of $27.9 million. We completed our annual assessment of impairment as of March 31, 2010, which did not indicate any impairment of goodwill at such date. No assurance can be given that we will not be required to record additional goodwill impairments in future periods.

General Risk Factors

Acquired companies can be difficult to integrate, disrupt our business and adversely affect our operating results. The benefits we anticipate may not be realized in the manner anticipated.

We have made past acquisitions, such as our recent acquisition of Tritton, and may make future acquisitions with the expectation that these acquisitions would result in various benefits including, among other things, enhanced revenue and profits, greater market presence and development, particularly in Europe, and enhancements to our product portfolio and customer base. We may not realize these benefits, as rapidly as, or to the extent, anticipated by our management. There can be no assurance that we will be able to identify, acquire or profitably manage additional businesses or successfully integrate any acquired businesses, products or technologies into our Company without substantial expenses, delays or other operational or financial problems. Acquisitions involve a number of risks, some or all which could have a material adverse effect on our acquired businesses, products or technologies. Furthermore, there can be no assurance that any acquired business, product, or technology will be profitable or achieve anticipated revenues and income. Our failure to manage our acquisition strategy successfully could have a material adverse effect on our business, results of operations and financial condition. In addition, operations and costs incurred in connection with the integration of acquired companies with our other operating subsidiaries also could have an adverse effect on our business, financial condition and operating results. If these risks materialize, our stock price could be materially adversely affected.

Acquisitions involve numerous risks, including:

•	difficulties in integrating operations, technologies, services and personnel of the acquired companies;

•	potential loss of customers of the acquired companies;

•	diversion of financial and management resources from existing operations;

•	potential loss of key employees of the acquired companies;

•	integrating personnel with diverse business and cultural backgrounds;

•	preserving the development, distribution, marketing and other important relationships of the acquired companies;

•	assumption of liabilities of the acquired companies; and

•	inability to generate sufficient revenue and cost savings to offset acquisition costs.

Our acquisitions may also cause us to:

•	incur additional debt;

•	make large and immediate one-time write-offs and restructuring and other related expenses;

•	become subject to intellectual property or other disputes; and

•	create goodwill or other intangible assets that could result in significant impairment charges and/or amortization expense in the future.

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

Since 2007, the CNY has traded against the U.S. dollar in the inter-bank spot foreign exchange market in a 0.5% trading band rather than being pegged to the U.S. Dollar as it was prior to 2005 or trading in the 0.3% range applicable between 2005 and 2007. The administrative rules governing the floating band of the CNY trading prices against non-US dollar currencies in the inter-bank spot foreign exchange market and the spread between the CNY/U.S. dollar selling and buying prices quoted by the foreign exchange-designated banks remain unchanged.

The Chinese government may decide to change or abandon this policy at its sole discretion at any time in the future. The recent appreciation of the CNY against the U.S. dollar and any additional appreciation in the exchange rate of the CNY against the U.S. dollar will increase our factory and production costs, including labor and certain raw materials that could have a material impact on the cost of our products and our results of operations.

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

Section 404 of the Sarbanes-Oxley Act and the related regulations require the management of public companies in the United States to evaluate and report on the companies’ systems of internal control over financial reporting. In addition, our independent registered public accountants will be required to attest to and report on our management’s evaluation beginning with our 2011 fiscal year. We have and will continue to incur significant expenses and management resources to comply with the requirements of Section 404 on an ongoing basis. We cannot be certain that the measures we have taken to assess, document, improve and validate through testing the adequacy of our internal control process over financial reporting will ensure that we maintain such adequate controls over our financial reporting process in the future. Failure to implement required new controls could cause us to fail to meet reporting obligations, which in turn could cause current and potential shareholders to lose confidence in our financial reporting. Inferior internal controls or the determination that our internal control over financial reporting is not effective might cause investors to lose confidence in our reported financial information, which could cause volatility in the market price of our shares.

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

Not applicable.

Item 2.	Properties

MCI leases 16,000 square feet of office space for its headquarters at 7480 Mission Valley Road, Ste. 101, San Diego, California, 92108-4406. The lease is scheduled to expire on September 30, 2013.

MCI leases a 101,000 square foot warehouse located at 490 Nevada Street, Redlands, California, 92373. The lease is scheduled to expire on June 30, 2015.

MCE leases business premises located at 1-2 Shenley Pavilions, Shenley Wood, Milton Keynes, Buckinghamshire MK5 6LB. The lease is scheduled to expire on November 30, 2012.

MCE leases business premises in the United Kingdom located at Wales 1 Business Park, Building 104, Newport Road, Magor, NP26 3DG UK. The lease is scheduled to expire on October 31, 2012.

MCIA leases business premises located at 138 ShaTin Rural Committee Road, Unit 1717-21, 17th Floor, Grand Central Plaza, Tower 2, ShaTin, New Territories, Hong Kong. The lease is scheduled to expire on September 30, 2011.

MCTD leases business premises located at Building A, Dong Fang Ya Yuan, 2nd Xixiang Baomin Road, Baoan District, Shenzhen, Guangdong Province, China. The lease is scheduled to expire on April 30, 2012.

Saitek Elektronik Vertriebs GmbH leases business premises located at Landsberger Str. 400, 81241 München, Germany. The lease is scheduled to expire on March 31, 2011.

Saitek SA leases business premises located at 21 Rue d’Hauteville Bte B 75010 Paris, France. The lease is scheduled to expire on June 23, 2011.

Management believes that our leased facilities are adequate for the near term, with the exception of the potential to modestly increase our square footage at the MCI facility in conjunction with the Tritton acquisition. At present management is unaware of any environmental issues affecting any of our premises.

Item 3.	Legal Proceedings

On or about January 23, 2009, Michele Graham, a former employee of MCI, filed an action in the Superior Court of California in the County of San Diego, styled, Michele Graham v. Mad Catz, Inc., Case No. 37-2009-00081888 CU-WT-CTL. Ms. Graham claimed she was improperly terminated based on her age. Ms. Graham requested $73,500 in special damages and $5.56 million in punitive damages. This matter was settled favorably to the Company in November 2009 for an immaterial amount. All amounts related to this settlement have been paid and the Company has been reimbursed by the insurance carrier as of March 31, 2010.

We may at times be involved in litigation in the ordinary course of business. We will also, from time to time, when appropriate in management’s estimation, record reserves in our financial statements for pending litigation. Litigation is expensive and is subject to inherent uncertainties, and an adverse result in any such matters could adversely impact our operating results or financial condition. Additionally, any litigation to which we may become subject could also require significant involvement of our senior management and may divert management’s attention from our business and operations. Although claims, suits, investigations and proceedings are inherently uncertain and their results cannot be predicted with certainty, we believe that the resolution of any current pending matters will not have a material adverse effect on our business, financial condition, results of operations or liquidity.

Item 4.	(Reserved)

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock commenced trading on the Toronto Stock Exchange (“TSX”) in December 1995 and on NYSE Amex (“AMEX”) in the United States in September 1999. Since September 2001, our common stock has traded on the AMEX and the TSX under the symbol “MCZ”. The following table sets forth, for the fiscal quarters indicated, the high and low market prices for the Company’s common stock on the AMEX and TSX:

	American Stock Exchange		Toronto Stock Exchange
	(U.S. $)		(Canadian $)
	High	Low	High	Low

Fiscal 2010
Fourth Quarter	$0.57	$0.33	$0.59	$0.36
Third Quarter	0.54	0.32	0.55	0.33
Second Quarter	0.50	0.24	0.50	0.27
First Quarter	0.47	0.22	0.50	0.20
Fiscal 2009
Fourth Quarter	$0.45	$0.15	$0.50	$0.20
Third Quarter	0.61	0.25	0.62	0.25
Second Quarter	0.80	0.45	0.85	0.48
First Quarter	0.81	0.55	0.85	0.55

Holders

The closing sales price of our common stock on the NYSE Amex was $0.40 on June 07, 2010, and there were approximately 224 shareholders of record of our common stock as of that date.

Dividends

We have never declared or paid any dividends and do not expect to pay any dividends in the foreseeable future.

Issuer Purchases of Equity Securities

Neither our Company nor any affiliated purchaser repurchased any of our equity securities during fiscal 2010.

The graph below compares the cumulative total shareholder return on the Common Stock of the Company from March 31, 2005 through and including March 31, 2010 with the cumulative total return on the S&P/TSX Composite Total Return Index, the NYSE AMEX Composite Index and the stocks included in the Morningstar database under the Standard Industrial Code 3944 (Games & Toys, except Bicycles). The graph assumes the investment of $100 in the Company’s Common Stock and in each of the indexes on March 31, 2005 and reinvestment of all dividends. Unless otherwise specified, all dates refer to the last day of each year presented. The stock price information shown on the graph below is not necessarily indicative of future price performance.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
AMONG MAD CATZ INTERACTIVE, INC., THE NYSE AMEX COMPOSITE INDEX,
THE S&P/TSX COMPOSITE INDEX AND SIC CODE 3944 — GAMES & TOYS, EXCEPT BICYCLES

*	$100 invested on 3/31/05 in stock or index, including reinvestment of dividends. Fiscal year ending March 31.

Copyright© 2010 S&P, a division of The McGraw-Hill Companies Inc. All rights reserved.

ASSUMES $100 INVESTED ON MAR. 31, 2005
ASSUMES DIVIDEND REINVESTED
FISCAL YEAR ENDING MAR. 31, 2010

	Fiscal Year Ended
	3/31/2005	3/31/2006	3/31/2007	3/31/2008	3/31/2009	3/31/2010
Mad Catz Interactive, Inc.	$100.00	$34.57	$51.23	$38.27	$19.17	$29.63

SIC Code Index	100.00	141.38	162.85	180.78	103.34	164.18

AMEX Market Index	100.00	128.43	143.10	148.83	100.57	142.96

S&P/TSX Composite Total Return	100.00	108.92	135.64	122.93	90.62	143.3

Companies included in the Standard Industrial Code 3944 peer group include: Action Products International, Inc.; Elixir Gaming Technologies, Inc.; Galaxy Gaming, Inc.; GameTech International, Inc.; Gaming Partners; Hasbro, Inc.; Jakks Pacific, Inc.; LeapFrog Enterprises, Inc.; Majic Wheels Corp.; Mad Catz Interactive, Inc.; RC2 Corporation; Toyshare, Inc.; and Toyzap.com, Inc.

Item 6.	Selected Financial Data

The summary of financial information set forth below is derived from and should be read in conjunction with the financial statements and notes thereto included elsewhere in this Annual Report on Form 10-K. Our historical results are not necessarily indicative of our results of operations to be expected in the future.

	Years Ended March 31,
	2010	2009	2008	2007	2006
	(In thousands of U.S. dollars, except share and per share data)

Consolidated Statements of Operations Data:
Net sales	$119,012	$112,563	$87,737	$99,797	$100,945
Cost of sales	82,616	80,558	58,841	74,703	88,147

Gross profit	36,396	32,005	28,896	25,094	12,798
Operating expenses:
Sales and marketing	11,452	13,216	10,304	8,923	12,252
General and administrative	12,343	14,968	11,004	8,244	7,915
Research and development	2,657	1,076	1,516	1,406	1,605
Goodwill impairment	—	27,887	—	—	—
Amortization	1,758	2,344	987	—	—

Total operating expenses	28,210	59,491	23,811	18,573	21,772

Operating income (loss)	8,186	(27,486)	5,085	6,521	(8,974)
Interest expense, net	(2,235)	(2,094)	(1,156)	(1,109)	(1,395)
Foreign exchange gain (loss), net	(270)	(462)	1,703	256	(765)
Other income	252	361	280	262	307

Income (loss) before income taxes	5,933	(29,681)	5,912	5,930	(10,827)
Income tax (expense) benefit	(1,470)	(2,933)	(2,744)	(2,225)	4,174

Net income (loss)	$4,463	$(32,614)	$3,168	$3,705	$(6,653)

Net income (loss) per share — basic	$0.08	$(0.59)	$0.06	$0.07	$(0.12)

Net income (loss) per share — diluted	$0.08	$(0.59)	$0.06	$0.07	$(0.12)

Shares used in calculation:
Basic	55,098,549	55,088,960	54,843,688	54,244,383	54,244,383
Diluted	55,103,237	55,088,960	55,314,438	55,036,591	54,244,383
Consolidated Selected Balance Sheet Data:
Cash	$2,245	$2,890	$5,230	$2,350	$1,607
Working capital	10,053	4,697	8,789	14,351	6,089
Goodwill and intangible assets, net	11,294	13,585	44,024	19,331	24,997
Total assets	51,549	55,601	91,321	55,218	68,735
Bank loan	3,829	13,272	11,470	1,345	8,581
Convertible notes payable including interest	16,096	16,051	14,901	—	—
Total shareholders’ equity	11,334	6,417	41,315	37,227	36,852

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Overview

Our Business

We are a leading provider of videogame accessories, PC game accessories, PC input devices, multimedia audio products, chess and intelligent games and videogames primarily marketed under the Mad Catz, Saitek, Cyborg, Eclipse, GameShark, Tritton and Joytech brands. We also produce for selected customers a limited range of products which are marketed on a “private label” basis. We design, manufacture (through third parties in Asia), sell, market and distribute accessories for all major videogame platforms, the PC and, to a lesser extent the iPod and other audio devices. Our products include control pads, steering wheels, joysticks, memory cards, video cables, light guns, dance pads, microphones, car adapters, carry cases, mice, keyboards and headsets. We also market videogame enhancement products and publish videogames.

On May 28, 2010, we acquired all of the outstanding stock of Tritton Technologies Inc. In 2007, we acquired certain assets of Joytech from Take-Two Interactive Software, Inc. (NASDAQ: TTWO) and all of the outstanding stock of a private holding company that owns Saitek, a leading provider of PC game accessories, PC input devices, multimedia audio products, chess and intelligent games.

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

Foreign Currency

Approximately 47% of our annual sales are transacted outside the United States. The majority of our international business is presently conducted in currencies other than the U.S. dollar. Foreign currency transaction gains and losses arising from normal business operations are credited to or charged against earnings in the period incurred. As a result, fluctuations in the value of the currencies in which we conduct our business relative to the U.S. dollar will cause currency transaction gains and losses, which we have experienced in the past and continue to experience. Due to the substantial volatility of currency exchange rates, among other factors, we cannot predict the effect of exchange rate fluctuations upon future operating results. There can be no assurances that we will not experience currency losses in the future. To date we have not hedged against foreign currency exposure and we cannot predict the effect foreign currency fluctuations will have on us in the future.

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

Customer Marketing Programs

Where applicable, we record allowances for customer marketing programs, including certain rights of return, price protection, volume-based cash incentives and cooperative advertising. The estimated cost of these programs is accrued as a reduction to revenue or as an operating expense in the period we sell the product or commit to the program. Such amounts are estimated, based on historical experience and contractual terms, and periodically adjusted based on historical and anticipated rates of returns, inventory levels and other factors and are recorded as either operating expenses or a reduction of sales in accordance with authoritative guidance.

We grant limited rights of return for certain products. Estimates of expected future product returns are based on analyses of historical returns and information regarding inventory levels and the demand and acceptance of our products by the end consumer.

Consistent with industry standards and practices, on a product-by-product basis by customer, we allow price protection credits to be issued to retailers in the event of a subsequent price reduction. In general, price protection refers to the circumstances when we elect to decrease the price of a product and issue credits to our customers to protect the customers from lower profit margins on their then current inventory of the product. The decision to effect price reductions is influenced by retailer inventory levels, product lifecycle stage, market acceptance, competitive environment and new product introductions. Credits are issued based upon the number of units that customers have on hand at the date of the price reduction. Upon approval of a price protection program, reserves for the estimated amounts to be reimbursed to qualifying customers are established. Reserves are estimated based on analyses of qualified inventories on hand with retailers and distributors.

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

Our customer base is highly concentrated and a deterioration of a significant customer’s financial condition, or a decline in the general economic conditions could cause actual write-offs to be materially different from the estimated allowance. As of March 31, 2010, one customer, represented 30% of total accounts receivable. Customers comprising the ten highest outstanding trade receivable balances accounted for approximately 71% of total accounts receivables as of March 31, 2010. If any of these customer’s receivable balances should be deemed uncollectible, we would have to make adjustments to our allowance for doubtful accounts, which could have a significant adverse effect on our financial condition and results of operations in the period the adjustments are made.

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

Valuation of Goodwill

We perform an annual impairment review at the reporting unit level during the fourth quarter of each fiscal year or more frequently if we believe indicators of impairment are present. Authoritative guidance requires that goodwill and certain intangible assets be assessed for impairment using fair value measurement techniques. Specifically, goodwill impairment is determined using a two-step process. The first step of the goodwill impairment test is used to identify potential impairment by comparing the fair value of a reporting unit with its carrying amount, including goodwill. If the fair value of a reporting unit exceeds its carrying amount, goodwill of the reporting unit is considered not impaired and the second step of the impairment test is unnecessary. If the carrying amount of a reporting unit exceeds its fair value, the second step of the goodwill impairment test is performed to measure the amount of impairment loss, if any. The second step of the goodwill impairment test compares the implied fair value of the reporting unit’s goodwill with the carrying amount of that goodwill. If the carrying amount of the reporting unit’s goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to that excess. We recorded an impairment charge of $27.9 million during the year ended March 31, 2009. Significant judgments are required to estimate the fair value of our reporting unit and we assess its fair value based on a review of our market capitalization and control premium, as well as a discounted cash flow model, for which the key assumptions include revenue growth, gross profit margins, operating expense trends and our weighted average cost of capital.

Share-Based Payments

We measure stock-based compensation cost at the grant date, based on the fair value of the award, and recognize it as expense over the employee’s requisite service period.

The fair value of each option award is estimated on the date of grant using the Black-Scholes option valuation model. The expected life of the options is based on a number of factors, including historical exercise experience, the vesting term of the award, the expected volatility of our stock and an employee’s expected length of service. The expected volatility is estimated based on the historical volatility (using daily pricing) of our stock. The expected term considers the contractual term of the option as well as historical exercise and forfeiture behavior of our employees. The risk-free interest rate is determined on a constant U.S. Treasury security rate with a contractual life that approximates the expected term of the stock options. In accordance with authoritative guidance, we reduce the calculated Black-Scholes value by applying a forfeiture rate, based upon historical pre-vesting option cancellations. Estimated forfeitures are reassessed at each balance sheet date and may change based on new facts and circumstances.

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

RESULTS OF OPERATIONS

Fiscal Year Ended March 31, 2010 Compared to Fiscal Year Ended March 31, 2009

Net Sales

From a geographical perspective, our net sales for the fiscal years ended March 31, 2010 and 2009 were as follows (in thousands):

	Year Ended		Year Ended
	March 31, 2010		March 31, 2009		$	%
	Net Sales	% of Total	Net Sales	% of Total	Change	Change

United States	$63,223	53%	$65,003	58%	$(1,780)	(2.7)%
Europe	49,005	41%	41,442	37%	7,563	18.2%
Canada	3,109	3%	1,974	2%	1,135	57.5%
Other countries	3,675	3%	4,144	3%	(469)	(11.3)%

Consolidated net sales	$119,012	100%	$112,563	100%	$6,449	5.7%

Net sales in fiscal 2010 increased 5.7% from fiscal 2009. Net sales in the United States decreased $1.8 million over the prior year, which was primarily attributable to a decline in sales of products sold for use on the Wii platform, as the prior-year period benefitted from strong sales of Wii Fit accessories, with no significant new product placements for the Wii platform in the current period and an overall softness in the videogame market, which led to the price cuts in videogame console hardware which occurred late in the quarter ended September 30, 2009. The decline in Wii product sales was partly offset by increases in sales of products for the PlayStation 3 and Xbox 360 platforms. Net sales in Europe increased $7.6 million, which is largely attributable to the success of new products launched for Xbox 360 during this fiscal year. Net sales in Canada increased by $1.1 million, largely attributable to new placements at existing customers and the addition of new customers due to the success of new products launched for PlayStation 3 and Xbox 360 platforms.

Our sales by quarter were as follows (in thousands):

	Year Ended		Year Ended
	March 31, 2010		March 31, 2009
	Net Sales	% of Total	Net Sales	% of Total

1st quarter	$22,378	19%	$23,226	21%
2nd quarter	21,603	18%	25,750	23%
3rd quarter	48,763	41%	40,817	36%
4th quarter	26,268	22%	22,770	20%

Total	$119,012	100%	$112,563	100%

In fiscal 2010, neither first nor second quarter sales were significantly benefitted by products launched in those quarters, third quarter sales included the launch of a line of products for use with Call of Duty: Modern Warfare 2 games on the Xbox 360 and Playstation 3 and fourth quarter sales included the launch of the Fight Pad and Fight Stick for use with the Super Street Fighter IV games. In fiscal 2009, first quarter sales included the launch of the Wii Fit silicone cover, second quarter sales included the launch of the Rock Band Fender Precision bass replica for the Xbox 360, third quarter sales included the launch of the universal Rock Band 2 Double Cymbal expansion pack and fourth quarter sales included the launch of the Fight Pad, Fight Stick and Tournament Edition Fight Stick for use with the Street Fighter IV games.

Our sales by platform are as follows:

	Year Ended March 31,
	2010	2009

Xbox 360	31%	19%
PC	22%	29%
PlayStation 3	17%	8%
Wii	13%	16%
Handheld Consoles	4%	10%
PlayStation 2	2%	3%
GameCube	2%	2%
All others	9%	13%

Total	100%	100%

Our sales by product category are as follows:

	Year Ended March 31,
	2010	2009

Controllers	28%	23%
Specialty controllers	24%	16%
Accessories	24%	46%
Audio	15%	7%
PC	8%	6%
Games(a)	1%	1%
All others	0%	1%

Total	100%	100%

(a)	Games category includes GameShark videogame enhancement products in addition to videogames with related accessories.

Gross Profit

Gross profit is defined as net sales less cost of sales. Cost of sales consists of product costs, cost of licenses and royalties, cost of freight-in and freight-out and distribution center costs, including depreciation and other overhead costs.

The following table presents net sales, cost of sales and gross profit for fiscal years ended March 31, 2010 and 2009 (in thousands):

	Year Ended March 31,
	2010		2009
		% of		% of	$	%
	Amount	Net Sales	Amount	Net Sales	Change	Change

Net sales	$119,012	100.0%	$112,563	100.0%	$6,449	5.7%
Cost of sales	82,616	69.4%	80,558	71.6%	2,058	2.6%

Gross profit	$36,396	30.6%	$32,005	28.4%	$4,391	13.7%

Gross profit in fiscal 2010 increased 13.7% from fiscal 2009, and gross profit as a percentage of net sales increased to 30.6% in fiscal 2010 from 28.4% in fiscal 2009. The increase in gross profit margin was predominately due to leverage gained from the fixed components of overhead in Asia and the distribution centers. An additional contributor was a decrease in freight expense as a percentage of sales, mainly related to less use of air freight. These increases in gross profit margin were partially offset by a number of factors, none of which was individually significant.

Operating Expenses

Operating expenses for fiscal years ended March 31, 2010 and 2009 were as follows (in thousands):

	March 31,	% of	March 31,	% of	$	%
	2010	Net Sales	2009	Net Sales	Change	Change

Sales and marketing	$11,452	9.6%	$13,216	11.7%	$(1,764)	(13.3)%
General and administrative	12,343	10.4%	14,968	13.3%	(2,625)	(17.5)%
Research and development	2,657	2.2%	1,076	1.0%	1,581	146.9%
Goodwill impairment	—	—%	27,887	24.8	(27,887)	(100.0)%
Amortization of intangibles	1,758	1.5%	2,344	2.1%	(586)	(25.0)%

Total operating expenses	$28,210	23.7%	$59,491	52.9%	$(31,281)	(52.6)%

Sales and Marketing Expenses.  Sales and marketing expenses consist primarily of payroll, commissions, participation at trade shows and travel costs for our worldwide sales and marketing staff, advertising and costs of operating our GameShark.com website. The decrease in sales and marketing expense of $1.8 million is primarily due to cost reductions implemented during fiscal year 2010, which also resulted in a decrease in sales and marketing expense as a percentage of net sales. We expect sales and marketing expenses as a percentage of net sales in fiscal 2011 to increase modestly as we make planned investments in expanding our global sales and online capabilities.

General and Administrative.  General and administrative expenses include salaries and benefits for our executive and administrative personnel, facilities costs and professional services, such as legal and accounting, and bad debt expense. The decrease in general and administrative expenses of $2.6 million is primarily due to reduced bad debt expense, principally related to the Circuit City bankruptcy, which accounted for $0.7 million of the decrease and lower accounting fees which accounted for $0.6 million of the decrease. We expect general and administrative expenses as a percentage of net sales in fiscal 2011 to decline.

Research and Development.  Research and development expenses include the costs of developing and enhancing new and existing products in addition to the costs of developing games. The increase in research and development expenses is primarily due to expanded research and development activities related to our accessories and peripherals products; we had no videogames under development during the period. We expect research and development expenses as a percentage of net sales in fiscal 2011 to remain approximately the same as that of fiscal 2010.

Goodwill Impairment.  Given a prolonged decline in the market capitalization of the Company noted through the third quarter of fiscal year 2009, which is the Company’s strongest quarter given its seasonality, a goodwill impairment test was performed, at which time it was determined an impairment did exist. Accordingly, the Company performed the step two analysis and recorded an impairment charge of $27.9 million during the year ended March 31, 2009. The annual impairment test performed at March 31, 2010 indicated no further impairment existed as of that date.

Amortization of Intangibles.  Amortization of intangibles decreased as certain intangibles relating to the Joytech and Saitek acquisitions have been fully amortized.

Interest Expense, net, Foreign Exchange Loss and Other Income

Interest expense, foreign exchange gain (loss) and other income for fiscal years ended March 31, 2010 and 2009 was as follows (in thousands):

	March 31,	% of	March 31,	% of	$	%
	2010	Net Sales	2009	Net Sales	Change	Change

Interest expense, net	$(2,235)	1.8%	$(2,094)	1.9%	$(141)	6.8%
Foreign exchange loss	$(270)	0.2%	$(462)	0.4%	$192	(41.6)%
Other income	$252	0.2%	$361	0.3%	$(109)	(30.2)%

Interest expense, net is materially consistent year over year. The decrease in foreign exchange loss in fiscal 2010 compared to fiscal 2009 resulted primarily from less fluctuation between the British pound and the Euro against the U.S. dollar during the 2010 period. Other income primarily consisted of advertising income from our GameShark.com website and the decrease in other income is primarily related to lower Gameshark advertising revenues.

Provision for Income Taxes

Income tax expense for fiscal years ended March 31, 2010 and 2009 was as follows (in thousands):

March 31,	Effective	March 31,	Effective	$	%
2010	Tax Rate	2009	Tax Rate	Change	Change

$1,470	24.8%	$2,933	(9.9)%	$(1,463)	(49.9)%

The Company’s effective tax rate is a blended rate for different jurisdictions in which the Company operates. Our effective tax rate fluctuates depending on the composition of our taxable income between the various jurisdictions in which we do business, including our U.S. operating company, and our Canadian and French entities for which we provide full valuation allowances against their losses. The increase in effective tax rate in fiscal 2010 versus fiscal 2009 is primarily a result of the impact of the non-deductible goodwill impairment charge and the recognition of a valuation allowance on our U.S. deferred tax assets in fiscal 2009.

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

In fiscal 2009, first quarter sales included the launch of the Wii Fit silicone cover, second quarter sales included the launch of the Rock Band Fender Precision bass replica for the Xbox 360, third quarter sales included the launch of the universal Rock Band 2 Double Cymbal expansion pack and fourth quarter sales included the launch of the Fight Pad, Fight Stick and Tournament Edition Fight Stick for use with the Street Fighter IV games. In fiscal 2008, first quarter sales included the launch of the Bluetooth headset for the PlayStation 3, second quarter sales included Halo 3 licensed products, third quarter sales included the launch of our racing wheel for the PlayStation 3, as well as licensed products for Assassin’s Creed and Mass Effect and the fourth quarter sales did not include any material new product launches.

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

Gross profit in fiscal 2009 increased 10.8% from fiscal 2008, and gross profit as a percentage of net sales decreased to 28.4% in fiscal 2009 from 32.9% in fiscal 2008. The decrease in gross profit margin was predominately due the increased value of the U.S. dollar which decreased gross profit margin by approximately 4.4 percentage points. The remaining decrease in gross profit margin is attributable to a variety of small factors.

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

Research and Development.  Research and development expenses include the costs of developing and enhancing new and existing products in addition to the costs of developing games. The decrease in research and development expenses is primarily due to decreased videogame development costs as we had no videogame game titles in development during the period.

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

Recent Accounting Pronouncements

In January 2010, the FASB issued amended standards that require additional fair value disclosures. These disclosure requirements are effective in two phases. Effective in the Company’s current fiscal year, the amended standards will require enhanced disclosures about inputs and valuation techniques used to measure fair value as well as disclosures about significant transfers between categories of the fair value measurement hierarchy. Effective in our fiscal year beginning April 1, 2011, the amended standards will require presentation of disaggregated activity within the reconciliation for fair value measurements using significant unobservable inputs (Level 3). These amended standards are not expected to significantly impact the Company’s consolidated financial statements.

Liquidity and Capital Resources

Sources of Liquidity

Historically we have funded our operations primarily from cash generated from operations, a revolving line of credit (as discussed below) and proceeds from employee stock option exercises. At March 31, 2010, available cash was approximately $2.2 million compared to cash of approximately $2.9 million at March 31, 2009 and $5.2 million at March 31, 2008.

We maintain a Credit Facility (the “Credit Facility”) with Wachovia Capital Finance Corporation (Central) (“Wachovia”) under a revolving line of credit subject to the availability of eligible collateral (accounts receivable and inventories), which changes throughout the year. On June 23, 2009, we extended the term of the Credit Facility until October 31, 2012. The line of credit accrues interest on the daily outstanding balance at the U.S. prime rate plus 2.0% or, at the Company’s option, LIBOR plus 3.50% with a LIBOR floor of 1.50%. At March 31, 2010 the interest rate was 5.3%. The Company is also required to pay a monthly service fee of $2,000 and an unused line fee equal to 0.50% of the unused portion of the loan. Borrowings under the Credit Facility are secured by a first priority interest in the inventories, equipment, accounts receivable and investment properties of Mad Catz, Inc. (“MCI”) and by a pledge of all of the capital stock of the Company’s subsidiaries and is guaranteed by the Company. See Note 7 to the consolidated financial statements included in “Item 8. Financial Statements and Supplementary Data” elsewhere in this Form 10-K.

On November 20, 2007, we issued to the seller of Saitek $14,500,000 of convertible notes (“Saitek Notes”) as part of the consideration relating to that acquisition. On June 24, 2009, the terms of the Saitek Notes were amended to extend the maturity of the Saitek Notes to March 31, 2019 with annual principal and interest payments of $2,400,000 due beginning March 31, 2011 until the Saitek Notes are retired and quarterly cash payments for partial interest in the amount of approximately $45,000. As amended, the Saitek Notes bear interest at 7.5% through March 31, 2014 and 9.0% thereafter. The quarterly cash payments payable to date as well as an interest payment of $500,000 due on October 31, 2009, and an interest payment of $596,035 due on March 31, 2010 have been paid. We believe that we will be able to repay this debt through our earnings and capital availability without further modification. The Saitek Notes are convertible into Mad Catz common stock at the exercise price of $1.419 per share. See Note 8 to the consolidated financial statements included in “Item 8. Financial Statements and Supplementary Data” elsewhere in this Form 10-K.

Pursuant to the Saitek purchase agreement, a working capital adjustment in the amount of $847,000 was made to the purchase price based on the completion of the final balance sheet. The Company financed this amount with a note payable to The Winkler Atlantic Trust. The note was repaid in full as of March 31, 2010.

Net cash provided by (used in) operating activities was approximately $12.7 million, ($2.1) million and $6.2 million for the years ended March 31, 2010, 2009 and 2008, respectively. Net cash provided by operating activities in 2010 reflects net income for the year, decreases in accounts receivable, net of sales reserves and increases in accrued liabilities and income tax payable, partially offset by reductions in accounts payable. We will continue to focus on working capital efficiency, but there can be no assurance that income from operations will exceed working capital requirements and it is likely we will continue to rely on our credit facility to finance our working capital. Net cash used in operating activities in 2009 is mainly related to an increase in accounts receivable and decreases in accounts payable and accrued expenses offset by a decrease in inventories, all in the context of a loss from operations. Net cash provided by operating activities in 2008 reflects net income for the year and decreases in accounts receivable, net of sales reserves and inventories partially offset by decreases in accounts payable, accrued liabilities and prepaid expense and other current assets.

Net cash used in investing activities was approximately $2.7 million, $1.4 million and $14.0 million for the years ended March 31, 2010, 2009 and 2008, respectively. Net cash used in investing activities in 2010 and 2009 consisted of capital expenditures to support our operations. Net cash used in investing activities in 2008 was primarily due to the Saitek and Joytech acquisitions. Capital expenditures planned for 2011, excluding any potential acquisition, are approximately similar in total amount to that of fiscal 2010 and are discretionary in nature.

Net cash (used in) provided by financing activities was approximately ($10.7) million, $1.9 million and $10.3 million for the years ended March 31, 2010, 2009 and 2008, respectively. Net cash used in financing activities in 2010 consisted of net repayments under our line of credit. Net cash provided by financing activities in 2009 and 2008 consisted of net proceeds under our line of credit.

At March 31, 2010, the outstanding balance on our line of credit was $3.8 million and our weighted average annual interest rate during fiscal 2010 was 5.0%. We are required to meet a quarterly covenant based on the Company’s fixed charge coverage ratio. The Company was in compliance with this covenant as of March 31, 2010.

At March 31, 2010, the outstanding balance and accrued interest on the Saitek convertible notes payable was $16.0 million.

We believe that our available cash balances, anticipated cash flows from operations and available line of credit will be sufficient to satisfy our operating needs for at least the next twelve months. However, in the normal course of its business the Company seeks incremental business opportunities, including acquisitions, which if such opportunities come to fruition, may require additional capital. Additionally, we operate in a rapidly evolving and often unpredictable business environment that may change the timing or amount of expected future cash receipts and expenditures. Accordingly, there can be no assurance that we may not be required to raise additional funds through the sale of equity or debt securities or from additional credit facilities. Additional capital, if needed, may not be available on satisfactory terms, if at all. Furthermore, additional debt financing may contain more restrictive covenants than our existing debt.

Contractual Obligations and Commitments

The following summarizes our contractual payment obligations at March 31, 2010:

	Payments Due ($000’s)
		Less Than			More Than
	Total	1 Year	1-3 Years	4-5 Years	5 Years

Bank loan (excludes interest — see Note 7 of Notes to Consolidated Financial Statements)	$3,829	$3,829	$—	$—	—
Convertible notes payable (excludes interest — see Note 8 of Notes to Consolidated Financial Statements)	14,500	—	2,826	3,340	8,334
Operating leases (see Note 12 of Notes to Consolidated Financial Statements)	4,734	1,493	2,734	507	—
Royalty & license guaranteed commitments (see Note 12 of Notes to Consolidated Financial Statements)	442	302	140	—	—

Total	$23,505	$5,624	$5,700	$3,847	$8,334

As of March 31, 2010 and 2009, we did not have any relationships with unconsolidated entities or financial parties, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As such, we are not exposed to any financing, liquidity, market, or credit risk that could arise if we had engaged in such relationships.

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

	Years Ended March 31,
	2010	2009	2008
	(In thousands of US dollars)

Net income (loss)	$4,463	$(32,614)	$3,168
Adjustments:
Interest expense, net	2,235	2,094	1,156
Income tax expense	1,470	2,933	2,744
Depreciation and amortization	3,766	4,193	2,910

EBITDA	11,934	(23,394)	9,978
Goodwill impairment	—	27,887	—

Adjusted EBITDA	$11,934	$4,493	$9,978

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk

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

Foreign Currency Exchange Rate Risk

A majority of our international business is presently conducted in currencies other than the U.S. dollar and may be exposed to financial market risk resulting from fluctuations in foreign currency exchange rates, particularly the CNY, the Pound Sterling, the Euro and the Canadian dollar. Foreign currency transaction gains and losses arising from normal business operations are credited to or charged against earnings in the period incurred. As a result, fluctuations in the value of the currencies in which we conduct our business relative to the U.S. dollar will cause currency transaction gains and losses, which we have experienced in the past and continue to experience. Due to the difficulty in determining and obtaining predictable cash flow forecasts in our foreign operations based on the overall challenging economic environment and associated contract structures, we do not currently utilize any derivative financial instruments to hedge foreign currency risks. The volatility of the CNY, the Pound Sterling, the Euro and the Canadian dollar (and any other applicable currencies) will be monitored frequently throughout the coming year. If appropriate, we may enter into hedging transactions in order to mitigate our risk from foreign currency fluctuations. Due to the substantial volatility of currency exchange rates, among other factors, we cannot predict the effect of exchange rate fluctuations upon future operating results. There can be no assurances that we will not experience currency losses in the future. We estimate that an immediate 10% adverse change in foreign exchange rates not currently pegged to the U.S. dollar would decrease our reported net income by approximately $3.3 million for the year ended March 31, 2010.

Interest Rate Risk

We are exposed to interest rate risk on borrowings under the Credit Facility. Until June 30, 2009, funds advanced to us pursuant to the Credit Facility bore interest at the U.S. prime rate plus 0.75%. Beginning July 1, 2009, interest accrued at the U.S. prime rate plus 2.00% or, at the Company’s option, LIBOR plus 3.50% with a LIBOR floor of 1.50%. We do not hedge our exposures to interest rate risk. We estimate that an increase of 1.0% in the interest rate under our Credit Facility would decrease our reported net income by approximately $0.2 million for the year ended March 31, 2010.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of March 31, 2010. In making its assessment, management used the framework set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework. Based on its evaluation, management has concluded that, as of March 31, 2010, the Company’s internal control over financial reporting was effective based on these criteria.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our independent registered public accounting firm.

Changes in Internal Controls over Financial Reporting

There has been no change in our internal controls over financial reporting during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect our internal controls over financial reporting, except for the implementation of new internal control features as discussed in Remediation of Significant Deficiencies. Our process for evaluating controls and procedures is continuous and encompasses constant improvement of the design and effectiveness of established controls and procedures and the remediation of any deficiencies which may be identified during this process.

Remediation of Significant Deficiencies

In 2009, we identified significant deficiencies in our internal control over financial reporting in fiscal 2009 related to (1) our reviews over sales reserve estimates and (2) information technology general controls. In fiscal 2010, we have designed and implemented new internal control procedures to remediate these significant deficiencies. We implemented new procedures regarding the approval process and review process over sales reserves in order to ensure reserves are properly accounted for. Additionally, we implemented new policies, procedures and controls in the areas of information security to address weaknesses that could potentially impact financial reporting.

Item 9B.	Other Information

None

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Certain information with respect to the executive officers of the Company is set forth in the section entitled “Executive Officers of the Registrant” in Part I of this Annual Report on Form 10-K.

The information required by this item with respect to the directors of the Company is incorporated herein by reference to the information under the caption “Election of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance” contained in the Company’s Management Proxy Circular for the Company’s 2010 Annual Meeting of Shareholders (the “Proxy Statement”).

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

(a) The following documents are filed as part of this report:

(1) Financial Statements

The consolidated financial statements of the Company are included herein as required under Item 8 of this report. See Index to Financial Statements on page F-1.

(2) Financial Statement Schedules

Schedules have been omitted because information required to be set forth therein is not applicable or is shown in the financial statements or notes thereto.

(3) Exhibits (numbered in accordance with Item 601 of Regulation S-K)

The following exhibits are filed or incorporated by reference into this report.

2.1		Stock Purchase Agreement dated as of May 28, 2010, by and between Mad Catz Interactive, Inc., Mad Catz, Inc., Tritton Technologies Inc. and the Stockholders of Tritton Technologies Inc. Portions of this exhibit (indicated by asterisks) have been omitted pursuant to a request for confidential treatment pursuant to Rule 24b-2 under the Securities Exchange Act of 1934.
3	.1(1)	Articles of Incorporation and Amendments thereto.
3	.2(2)	By-Laws of the Company, as amended to date.
3	.3(3)	Amendment to By-Law No. 2.
10	.1(4)	Guarantee dated September 25, 2000, by 1328158 Ontario Inc. in favor of Congress Financial Corporation (Canada).
10	.2(4)	General Security Agreement dated September 25, 2000, by Mad Catz, Inc. and FX Unlimited, Inc. in favor of Congress Financial Corporation (Central).
10	.3(4)	Guarantee dated September 25, 2000, by Mad Catz, Inc. in favor of Congress Financial Corporation (Central).
10	.4(5)	Amended and Restated General Security Agreement dated as of November 30, 2001, by Mad Catz, Inc. and FX Unlimited, Inc. in favor of Congress Financial Corporation (Central).
10	.5(5)*	Amended and Restated Incentive Stock Option Plan of Mad Catz Interactive, Inc.
10	.6(5)*	Form of Incentive Stock Option Plan.
10	.7(6)*	Employment Agreement dated May 18, 2000, by and between Mad Catz, Inc. and Darren Richardson.
10	.8(7)*	Amendment to Employment Agreement dated April 1, 2004, by and between Mad Catz Interactive, Inc. and Darren Richardson. Portions of this exhibit (indicated by asterisks) have been omitted pursuant to a request for confidential treatment pursuant to Rule 24b-2 under the Securities Exchange Act of 1934.
10	.9(8)	Xenon Game Peripheral Licensing Certification Agreement dated May 12, 2005, by and between Mad Catz, Inc. and Microsoft Corporation. Portions of this exhibit (indicated by asterisks) have been omitted pursuant to a request for confidential treatment pursuant to Rule 24b-2 under the Securities Exchange Act of 1934.
10	.10(9)*	Employment Agreement dated January 16, 2007, by and between Mad Catz Interactive, Inc. and Stewart Halpern.
10	.11(10)*	Mad Catz Interactive, Inc. Stock Option Plan — 2007
10	.12(10)*	Stock Option Agreement under the Mad Catz Interactive, Inc. Stock Option Plan — 2007
10	.13(11)	Consideration Loan Note Instrument dated November 20, 2007, by Mad Catz Interactive, Inc. in favor of the Noteholders named therein.
10	.14(11)	First Amending Agreement dated as of November 20, 2007, by and between Mad Catz, Inc. and Wachovia Capital Finance Corporation (Central).

10	.15(11)	Pledge and Security Agreement dated November 20, 2007, by Winkler Atlantic Holdings Limited in favor of Wachovia Capital Finance Corporation (Central).
10	.16(11)	Guarantee dated November 20, 2007, by Saitek Industries Limited in favor of Wachovia Capital Finance Corporation (Central).
10	.17(11)	General Security Agreement dated November 20, 2007, by Saitek Industries Limited in favor of Wachovia Capital Finance Corporation (Central).
10	.18(12)*	Amendment to Employment Agreement dated December 31, 2008, by and between Mad Catz Interactive, Inc. and Darren Richardson.
10	.19(12)*	Amendment to Employment Agreement dated December 31, 2008, by and between Mad Catz Interactive, Inc. and Stewart Halpern.
10	.20(12)*	Director Compensation Table
10	.21(12)	Waiver and Amendment Letter Agreement dated March 18, 2009, by and between Mad Catz, Inc. and Wachovia Capital Finance Corporation (Central).
10	.22(12)	Third Amended and Restated Loan Agreement dated as of June 23, 2009, by and between Mad Catz, Inc. and Wachovia Capital Finance Corporation (Central).
10	.23(12)	General Security Agreement dated June 23, 2009, by Winkler Atlantic Holdings Limited in favor of and Wachovia Capital Finance Corporation (Central).
10	.24(12)	Guarantee dated June 23, 2009, by Winkler Atlantic Holdings Limited in favor of Wachovia Capital Finance Corporation (Central).
10	.25(12)	Negative Pledge Agreement dated June 23, 2009, by Saitek Elektronik Vertriebs Gmbh in favor of and Wachovia Capital Finance Corporation (Central).
10	.26(12)	Guarantee dated June 23, 2009, by Saitek Elektronik Vertriebs Gmbh in favor of Wachovia Capital Finance Corporation (Central).
10	.27(12)	First Amendment to Stock Pledge Agreement dated June 23, 2009, by and between Mad Catz, Inc. and Wachovia Capital Finance Corporation (Central).
10	.28(12)	Amendment to Consideration Loan Note Instrument and Promissory Note dated June 24, 2009, by and between Mad Catz Interactive, Inc. and Guymont Services SA as trustee of The Winkler Atlantic Trust.
10	.29(13)	Xbox 360 Accessory License Agreement effective March 23, 2009, by and between Mad Catz, Inc. and Microsoft Corporation. Portions of this exhibit (indicated by asterisks) have been omitted pursuant to a request for confidential treatment pursuant to Rule 24b-2 under the Securities Exchange Act of 1934.
21.1		Subsidiaries of the Company.
23.1		Consent of KPMG LLP, Independent Registered Public Accounting Firm.
31.1		Certifications of Registrant’s Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2		Certifications of Registrant’s Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1		Certifications of Registrant’s Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002. These certifications are being furnished solely to accompany this Annual Report on Form 10-K and are not being filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and are not to be incorporated by reference into any filing of the Company.
32.2		Certifications of Registrant’s Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002. These certifications are being furnished solely to accompany this Annual Report on Form 10-K and are not being filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and are not to be incorporated by reference into any filing of the Company.

(1)	This document was filed as an exhibit to the Registrant’s Annual Report on Form 20-F filed with the Securities and Exchange Commission for the fiscal year ended March 31, 2001 and incorporated herein by reference.

(2)	This document was filed as an exhibit to the Registrant’s Registration Statement on Form 20-F, dated June 1, 1999, filed with the Securities and Exchange Commission on June 3, 1999 and incorporated herein by reference.

(3)	This document was filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission for the quarterly period ended September 30, 2007 and incorporated herein by reference.

(4)	This document was filed as an exhibit to the Registrant’s Annual Report on Form 20-F filed with the Securities and Exchange Commission for the fiscal year ended March 31, 2000 and incorporated herein by reference.

(5)	This document was filed as an exhibit to the Registrant’s Annual Report on Form 20-F filed with the Securities and Exchange Commission for the fiscal year ended March 31, 2002 and incorporated herein by reference.

(6)	This document was filed as an exhibit to the Registrant’s Annual Report on Form 20-F filed with the Securities and Exchange Commission for the fiscal year ended March 31, 2003 and incorporated herein by reference.

(7)	This document was filed as an exhibit to the Registrant’s Annual Report on Form 20-F filed with the Securities and Exchange Commission for the fiscal year ended March 31, 2004 and incorporated herein by reference.

(8)	This document was filed as an exhibit to the Registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission for the fiscal year ended March 31, 2005 and incorporated herein by reference.

(9)	This document was filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission for the quarterly period ended December 31, 2006 and incorporated herein by reference.

(10)	This document was filed as an exhibit to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission for the fiscal year ended October 9, 2007 and incorporated herein by reference.

(11)	This document was filed as an exhibit to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission for the fiscal year ended November 20, 2007 and incorporated herein by reference.

(12)	This document was filed as an exhibit to the Registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission for the fiscal year ended March 31, 2009 and incorporated herein by reference.

(13)	This document was filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission for the quarterly period ended June 30, 2009 and incorporated herein by reference.

*	Denotes management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MAD CATZ INTERACTIVE, INC.

By:	/s/ Darren Richardson
Darren Richardson
President and Chief Executive Officer

Date: June 10, 2010

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Darren Richardson Darren Richardson	President and Chief Executive Officer (Principal Executive Officer)	June 10, 2010

/s/ Stewart Halpern Stewart Halpern	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	June 10, 2010

/s/ Thomas Brown Thomas Brown	Director	June 10, 2010

/s/ Robert Molyneux Robert Molyneux	Director	June 10, 2010

/s/ William Woodward William Woodward	Director	June 10, 2010

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
Mad Catz Interactive, Inc.:

We have audited the accompanying consolidated balance sheets of Mad Catz Interactive, Inc. and subsidiaries (the Company) as of March 31, 2010 and 2009, and the related consolidated statements of operations, shareholders’ equity and comprehensive income (loss), and cash flows for each of the years in the three-year period ended March 31, 2010. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Mad Catz Interactive, Inc. and subsidiaries as of March 31, 2010 and 2009, and the results of their operations and their cash flows for each of the years in the three-year period ended March 31, 2010, in conformity with U.S. generally accepted accounting principles.

/s/  KPMG LLP

San Diego, California
June 10, 2010

MAD CATZ INTERACTIVE, INC.

Consolidated Balance Sheets
March 31, 2010 and 2009

	2010	2009
	(In thousands of U.S. dollars, except share data)

ASSETS
Current assets:
Cash	$2,245	$2,890
Accounts receivable, net of allowances of $4,848 and $5,926 at March 31, 2010 and 2009, respectively	14,620	15,524
Other receivables	123	471
Inventories	16,975	17,774
Deferred tax assets	17	19
Income tax receivable	21	759
Prepaid expenses and other current assets	1,410	1,491

Total current assets	35,411	38,928
Deferred tax assets	766	484
Other assets	626	362
Property and equipment, net	3,452	2,242
Intangible assets, net	2,828	5,118
Goodwill	8,466	8,467

Total assets	$51,549	$55,601

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Bank loan	$3,829	$13,272
Accounts payable	11,871	13,528
Accrued liabilities	7,988	5,929
Note payable	—	847
Income taxes payable	1,670	655

Total current liabilities	25,358	34,231
Other long-term liabilities	357	453
Convertible notes payable	14,500	14,500

Total liabilities	40,215	49,184
Subsequent event (Note 16)
Shareholders’ equity:
Common stock, no par value, unlimited shares authorized; 55,098,549 shares issued and outstanding at March 31, 2010 and 2009	48,865	48,255
Accumulated other comprehensive income (loss)	(55)	101
Accumulated deficit	(37,476)	(41,939)

Total shareholders’ equity	11,334	6,417

Total liabilities and shareholders’ equity	$51,549	$55,601

See accompanying notes to consolidated financial statements.

MAD CATZ INTERACTIVE, INC.

Consolidated Statements of Operations
Years Ended March 31, 2010, 2009 and 2008

	2010	2009	2008
	(In thousands of U.S. dollars, except
	share and per share data)

Net sales	$119,012	$112,563	$87,737
Cost of sales	82,616	80,558	58,841

Gross profit	36,396	32,005	28,896
Operating expenses:
Sales and marketing	11,452	13,216	10,304
General and administrative	12,343	14,968	11,004
Research and development	2,657	1,076	1,516
Goodwill impairment	—	27,887	—
Amortization of intangible assets	1,758	2,344	987

Total operating expenses	28,210	59,491	23,811

Operating income (loss)	8,186	(27,486)	5,085
Interest expense, net	(2,235)	(2,094)	(1,156)
Foreign exchange gain (loss), net	(270)	(462)	1,703
Other income	252	361	280

Income (loss) before income taxes	5,933	(29,681)	5,912
Income tax expense	(1,470)	(2,933)	(2,744)

Net income (loss)	$4,463	$(32,614)	$3,168

Net income (loss) per share:
Basic	$0.08	$(0.59)	$0.06

Diluted	$0.08	$(0.59)	$0.06

Number of shares used in per share computations:
Basic	55,098,549	55,088,960	54,843,688

Diluted	55,103,237	55,088,960	55,314,438

See accompanying notes to consolidated financial statements.

MAD CATZ INTERACTIVE, INC.

Consolidated Statements of Shareholders’ Equity and Comprehensive Income (Loss)
Years Ended March 31, 2010, 2009 and 2008

			Accumulated
			Other		Total
	Common Stock		Comprehensive	Accumulated	Shareholders’
	Shares	Amount	Income (Loss)	Deficit	Equity
	(In thousands of U.S. dollars, except share data)

Balance at March 31, 2007	54,244,383	47,105	2,615	(12,493)	37,227
Stock option exercises	729,166	345	—	—	345
Stock-based compensation	—	267	—	—	267
Comprehensive income:
Net income	—	—	—	3,168	3,168
Foreign currency translation adjustment	—	—	308	—	308

Total comprehensive income					3,476

Balance at March 31, 2008	54,973,549	$47,717	$2,923	$(9,325)	$41,315
Stock option exercises	125,000	57	—	—	57
Stock-based compensation	—	481	—	—	481
Comprehensive loss:
Net loss	—	—	—	(32,614)	(32,614)
Foreign currency translation adjustment	—	—	(2,822)	—	(2,822)

Total comprehensive loss					(35,436)

Balance at March 31, 2009	55,098,549	$48,255	$101	$(41,939)	$6,417
Stock-based compensation	—	610	—	—	610
Comprehensive loss:
Net income	—	—	—	4,463	4,463
Foreign currency translation adjustment	—	—	(156)	—	(156)

Total comprehensive income					4,307

Balance at March 31, 2010	55,098,549	$48,865	$(55)	$(37,476)	$11,334

See accompanying notes to consolidated financial statements.

MAD CATZ INTERACTIVE, INC.

Consolidated Statements of Cash Flows
Years Ended March 31, 2010, 2009 and 2008

	2010	2009	2008
	(In thousands of U.S. dollars)

Cash flows from operating activities:
Net income (loss)	$4,463	$(32,614)	$3,168
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	3,766	4,193	2,910
Amortization of deferred financing fees	176	56	34
Stock-based compensation	610	481	267
Goodwill impairment	—	27,887	—
Loss on disposal of assets	89	—	—
Provision (benefit) for deferred income taxes	(550)	2,657	1,489
Changes in operating assets and liabilities, net of effects of Joytech and Saitek acquisitions in 2008:
Accounts receivable	864	(2,388)	7,465
Other receivables	332	98	431
Inventories	763	2,401	146
Prepaid expenses and other current assets	77	(15)	(472)
Other assets	53	(106)	(147)
Accounts payable	(1,731)	(3,127)	(7,690)
Accrued liabilities	1,877	(1,443)	(1,395)
Income taxes receivable/payable	1,933	(226)	12

Net cash provided by (used in) operating activities	12,722	(2,146)	6,218

Cash flows from investing activities:
Purchases of property and equipment	(2,718)	(1,403)	(794)
Cash paid for Joytech acquisition	—	—	(2,983)
Cash paid for Saitek acquisition	—	—	(10,214)

Net cash used in investing activities	(2,718)	(1,403)	(13,991)
Cash flows from financing activities:
Borrowings on bank loan	99,907	97,708	89,077
Repayments on bank loan	(109,350)	(95,906)	(78,952)
Payment of financing fees	(496)	—	(125)
Payment of Saitek completion note	(847)	—	—
Proceeds from exercise of stock options	—	57	345

Net cash provided by (used in) financing activities	(10,786)	1,859	10,345

Effects of foreign exchange on cash	137	(650)	308

Net increase (decrease) in cash	(645)	(2,340)	2,880
Cash, beginning of year	2,890	5,230	2,350

Cash, end of year	$2,245	$2,890	$5,230

Supplemental cash flow information:
Income taxes paid	$1,007	$673	$1,340

Interest paid	$2,243	$822	$809

Supplemental disclosures of noncash investing and financing activities:
Convertible notes payable issued in conjunction with Saitek acquisition	$—	$—	$14,500
Note payable issued	—	847	—
Fair value of assets acquired in acquisitions:
Accounts receivable and other assets	—	—	13,506
Inventories	—	—	7,896
Property and equipment	—	—	899
Deferred tax assets	—	1,031	248
Assumed liabilities	—	—	(13,553)
In process research and development	—	—	—
Intangible assets	—	—	8,132
Goodwill	—	98	18,221
Restructuring and transaction costs	—	282	2,910

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

Concentration of Credit Risk

The Company’s credit risk is primarily concentrated in accounts receivable. The Company generally does not require collateral on accounts receivable because a majority of its customers are large, well capitalized, established retail entities with operations throughout the United States, Canada and Europe. The Company maintains an allowance for doubtful accounts. For the year ended March 31, 2010, sales to the largest customer constituted 25% of gross sales and represented 30% of accounts receivable at March 31, 2010. For the year ended March 31, 2009, sales to the largest customer constituted 29% of gross sales and represented 33% of accounts receivable at March 31, 2009. At March 31, 2010 and 2009, there were no other customers which accounted for greater than 10% of gross sales or represented greater than 10% of accounts receivable.

Fair Value of Financial Instruments

The carrying values of the Company’s financial instruments, including cash, accounts receivable, other receivables, accounts payable, accrued liabilities and income taxes receivable/payable approximate their fair values due to the short maturity of these instruments. The carrying value of the bank loan approximates its fair value as the interest rate and other terms are that which is currently available to the Company. The fair value of convertible notes cannot be reasonably estimated as the instrument’s interest rate is likely not comparable to rates currently offered for similar debt instruments of comparable maturity given the state of the current credit markets. These notes are between the Company and the seller of Saitek (see Note 8).

MAD CATZ INTERACTIVE, INC.

Notes to Consolidated Financial Statements — (Continued)

Revenue Recognition

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

The Company records allowances for customer marketing programs, including certain rights of return, price protection, volume-based cash incentives and cooperative advertising. The estimated cost of these programs is accrued as a reduction to revenue or as an operating expense in the period the Company sells the product or commits to the program. Such amounts are estimated, based on historical experience and contractual terms, and periodically adjusted based on historical and anticipated rates of returns, inventory levels and other factors and are recorded as either operating expenses or a reduction of sales in accordance with authoritative guidance.

Inventories

Raw materials, packaging materials and accessories are valued at the lower of cost, determined by the first-in, first-out method, or market. Finished goods are valued at the lower of cost or market, with cost being determined on an average cost basis using the first-in, first-out method. The Company regularly reviews inventory quantities on hand and in the retail channel, consumer demand and seasonality factors in order to recognize any loss of utility in the period incurred.

Property and Equipment

Property and equipment are stated at cost less accumulated depreciation and amortization. Property and equipment are depreciated or amortized using the straight-line method over the estimated useful lives of the assets as follows:

Molds	3 years
Computer equipment and software	3 years
Manufacturing and office equipment	3 - 5 years
Furniture and fixtures	5 years
Leasehold improvements	Shorter of estimated useful life or remaining life of lease

Major improvements and betterments are capitalized.

MAD CATZ INTERACTIVE, INC.

Notes to Consolidated Financial Statements — (Continued)

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

Authoritative guidance requires that goodwill and certain intangible assets be assessed for impairment using fair value measurement techniques. Specifically, goodwill impairment is determined using a two-step process. The first step of the goodwill impairment test is used to identify potential impairment by comparing the fair value of a reporting unit with its carrying amount, including goodwill. If the fair value of a reporting unit exceeds its carrying amount, goodwill of the reporting unit is considered not impaired and the second step of the impairment test is unnecessary. If the carrying amount of a reporting unit exceeds its fair value, the second step of the goodwill impairment test is performed to measure the amount of impairment loss, if any. The second step of the goodwill impairment test compares the implied fair value of the reporting unit’s goodwill with the carrying amount of that goodwill. If the carrying amount of the reporting unit’s goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to that excess. The Company determined that it has one reporting unit and assesses fair value based on a review of the Company’s market capitalization as well as a discounted cash flow model, for which the key assumptions include revenue growth, gross profit margins, operating expense trends and the Company’s weighted average cost of capital. Given the volatility of the Company’s stock price and market capitalization, which fluctuates significantly throughout the year, the Company does not believe that its market capitalization is necessarily the best indicator of the fair value of the Company at any moment in time. However, the Company has determined that market capitalization over a sustained period, when considered with other factors may be an appropriate indicator of fair value. Further, to the extent the carrying amount of the Company’s reporting unit exceeds its market capitalization over a sustained period, an impairment may exist and require the Company to test for impairment.

In 2009, the carrying amount of the Company’s reporting unit had exceeded its market capitalization over a sustained period, accordingly, the Company recorded a goodwill impairment charge of $27.9 million for the year ended March 31, 2009. The Company completed its annual assessment of impairment as of March 31, 2010, which did not indicate any impairment of goodwill at such date. No assurance can be given that the Company will not be required to record additional goodwill impairments in future periods.

Impairment of Long-Lived Assets

Long-lived assets, such as property and equipment and purchased intangibles subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by

MAD CATZ INTERACTIVE, INC.

Notes to Consolidated Financial Statements — (Continued)

which the carrying amount of the asset exceeds the fair value of the asset. Assets to be disposed of would be separately presented in the balance sheet and reported at the lower of the carrying amount or fair value less costs to sell, and would no longer be depreciated. The assets and liabilities of a disposal group classified as held for sale would be presented separately in the appropriate asset and liability sections of the balance sheet. During 2009, the Company determined that a triggering event had occurred and performed the required analysis, which indicated that no impairment existed. There were no triggering events during fiscal year 2010.

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

Advertising and Research and Development

Advertising costs and research and development are expensed as incurred. Advertising costs amounted to $3,392,000, $3,796,000, and $3,184,000 in 2010, 2009 and 2008, respectively. Cooperative advertising with retailers is recorded when revenue is recognized and such amounts are included in sales and marketing expense if there is a separate identifiable benefit with a fair value. Otherwise, such costs are recognized as a reduction of sales. Research and development costs amounted to $2,657,000, $1,076,000 and $1,516,000 for the years ended March 31, 2010, 2009 and 2008, respectively.

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

MAD CATZ INTERACTIVE, INC.

Notes to Consolidated Financial Statements — (Continued)

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

The following table sets forth the computation of diluted weighted average common and potential common shares outstanding for the years ended March 31, 2010, 2009 and 2008:

	Years Ended March 31,
	2010	2009	2008

Basic weighted average common shares outstanding	55,098,549	55,088,960	54,843,688
Effect of dilutive securities — options	4,688	—	470,750

Diluted weighted average common and potential common shares outstanding	55,103,237	55,088,960	55,314,438

Weighted average stock options to purchase of 7,284,233, 5,565,653 and 2,229,223 shares for the years ended March 31, 2010, 2009 and 2008, respectively, were excluded from calculation because of their anti-dilutive effect. Weighted average shares of 10,217,744, 10,217,744 and 3,831,924 related to the convertible note payable were excluded from the calculation because of their anti-dilutive effect in fiscal years 2010, 2009 and 2008.

Stock-Based Compensation

The Company records compensation expense associated with share-based awards made to employees and directors based upon their grant date fair value. The Company recognizes these compensation costs on a straight-line basis over the requisite service period of the award, which is four years, except for grants to Board of Directors, which vest immediately.

The fair value of each option award is estimated on the date of grant using the Black-Scholes option valuation model, using the assumptions noted in Note 10 — Stock-Based Compensation. The expected life of the options is based on a number of factors, including historical exercise experience, the vesting term of the award, the expected volatility of the Company’s stock and an employee’s average length of service. The expected volatility is estimated based on the historical volatility (using daily pricing) of the Company’s stock. The risk-free interest rate is determined based on a constant U.S. Treasury security rate with a contractual life that approximates the expected term of the stock options. In accordance with authoritative guidance, the Company reduces the calculated stock-based compensation expense for estimated forfeitures by applying a forfeiture rate, based upon historical pre-vesting option cancelations. Estimated forfeitures will be reassessed at each balance sheet date and may change based on new facts and circumstances.

See Note 10 — Stock-Based Compensation for additional information regarding our stock-based compensation plans.

MAD CATZ INTERACTIVE, INC.

Notes to Consolidated Financial Statements — (Continued)

Comprehensive Income (Loss)

Comprehensive income (loss) consists of net income (loss) and certain changes in equity that are excluded from net income (loss). Accumulated other comprehensive income represents net unrealized gains and losses from foreign currency translation adjustments.

Recently Adopted Accounting Pronouncements

In April 2008, the Financial Accounting Standards Board (“FASB”) issued authoritative guidance for determining the useful life of intangible assets, which amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset to include an entity’s historical experience in renewing or extending similar arrangements, adjusted for entity-specific factors, even when there is likely to be “substantial cost or material modifications.” This guidance states that in the absence of historical experience an entity should use assumptions that market participants would make regarding renewals or extensions, adjusted for entity-specific factors. The guidance for determining the useful life of intangible assets will be applied prospectively to intangible assets acquired after the effective date of April 1, 2009. The Company adopted the provisions of this guidance beginning April 1, 2009, and the adoption did not have an impact on its unaudited condensed consolidated financial statements.

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

In June 2009, the FASB issued guidance establishing the FASB Accounting Standards Codification (“Codification”) as the single source of authoritative U.S. generally accepted accounting principles (U.S. GAAP) recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative U.S. GAAP for SEC registrants. The provisions of this guidance are effective for financial statements issued for interim and annual periods ending after September 15, 2009. The Codification superseded all existing non-SEC accounting and reporting standards. All other non-grandfathered non-SEC accounting literature not included in the Codification has become non-authoritative. The FASB will no longer issue new standards in the form of Statements, FASB Staff Positions, or Emerging Issues Task Force Abstracts. Instead, the FASB will issue Accounting Standards Updates, which will serve only to: (a) update the Codification; (b) provide background information about the guidance; and (c) provide the basis for conclusions on the change(s) in the Codification. The Company adopted this guidance beginning July 1, 2009 and accordingly, has removed references to legacy U.S. GAAP herein.

In December 2007, the FASB revised the authoritative guidance for business combinations, which establishes principles and requirements for how the acquirer in a business combination (i) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed and any non-controlling interest in the

MAD CATZ INTERACTIVE, INC.

Notes to Consolidated Financial Statements — (Continued)

acquiree, (ii) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase and (iii) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. The guidance was effective for the Company’s fiscal 2010 and the adoption did not have an impact on the Company’s results of operations and financial position in fiscal 2010.

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

In May 2009, the FASB issued authoritative guidance for subsequent events that establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued. In February 2010, the FASB amended this guidance under Accounting Standard Update (“ASU”) 2010-09, Amendments to Certain Recognition and Disclosure Requirements and the amended guidance removed the requirement for SEC filers to disclose the date through which an entity has evaluated subsequent events and was effective upon issuance.

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

Saitek

On November 20, 2007, the Company acquired all of the outstanding stock of Winkler Atlantic Holdings Limited (“WAHL”), a private holding company that owned Saitek, a provider of PC games accessories, PC input devices, multimedia audio products, chess and intelligent games for a total purchase price of $33.5 million. The Company acquired Saitek to further diversify its products and geographic distribution capabilities. The strategic combination broadened the product lines the Company offers, expanded the Company’s geographic presence and allows the Company to provide a more comprehensive product suite to its customers. The acquisition was recorded using the purchase method of accounting. Thus, the results of operations from Saitek are included in the Company’s consolidated financial statements from the date of acquisition.

MAD CATZ INTERACTIVE, INC.

Notes to Consolidated Financial Statements — (Continued)

Activities related to the Saitek acquisition restructuring plan are as follows for the year ended March 31, 2009 (in thousands):

	Severance	Lease Exit	Total

Balance at March 31, 2008	$830	$80	$910
Payments	(786)	(80)	(866)
Reversals	(44)	—	(44)

Balance at March 31, 2009	$—	$—	$—

(4)	Inventories

Inventories consist of the following (in thousands):

	March 31,
	2010	2009

Raw materials	$1,546	$949
Finished goods	15,429	16,825

Inventories	$16,975	$17,774

(5)	Property and Equipment

Property and equipment consist of the following (in thousands):

	March 31,
	2010	2009

Molds	$6,400	$5,352
Computer equipment and software	2,734	2,382
Manufacturing and office equipment	1,013	854
Furniture and fixtures	383	338
Leasehold improvements	623	465

	11,153	9,391
Less: Accumulated depreciation and amortization	(7,701)	(7,149)

Property and equipment, net	$3,452	$2,242

Depreciation and amortization expense totaled $1,421,000, $1,262,000, and $1,250,000 for the years ended March 31, 2010, 2009 and 2008, respectively.

MAD CATZ INTERACTIVE, INC.

Notes to Consolidated Financial Statements — (Continued)

(6)	Intangible Assets and Goodwill

The Company’s acquired intangible assets are summarized as follows (in thousands):

			2010	2009
		Accumulated	Net Book	Net Book	Useful life
	Cost	Amortization	Value	Value	(Years)

Trademarks	$5,472	$4,445	$1,027	$1,751	4 - 15
Customer relationships	3,199	1,415	1,784	2,338	3 - 6
Product lines	3,194	3,187	7	1,003	2 - 3
Other	110	100	10	26	1 - 3

Intangible assets	$11,975	$9,147	$2,828	$5,118

Amortization of intangible assets was approximately $2,345,000, $2,931,000 and $1,660,000 in fiscal 2010, 2009 and 2008, respectively.

As of March 31, 2010, the future estimated amortization expense for these acquired intangible assets for the next five years and thereafter is expected to be as follows (in thousands):

Future
Amortization

Year ending March 31, 2011	667
Year ending March 31, 2012	602
Year ending March 31, 2013	595
Year ending March 31, 2014	395
Year ending March 31, 2015	83
Thereafter	486

2,828

The changes in the carrying amount of goodwill for the years ended March 31, 2010 and 2009 are as follows:

Balance at March 31, 2008	35,704
Saitek purchase price adjustments:
Working capital adjustment	847
Adjustment to estimated transaction costs	282
Release of deferred tax asset valuation allowances upon merger of Saitek entities into Mad Catz entities	(1,031)
Translation adjustment	552
Impairment charge	(27,887)

Balance at March 31, 2009	$8,467
Translation adjustment	(1)

Balance at March 31, 2010	$8,466

Accumulated goodwill impairment losses at March 31, 2010	$(27,887)

(7)	Bank Loan

The Company has a Credit Facility with Wachovia Capital Finance Corporation (Central) (“Wachovia”) to borrow funds under a revolving line of credit subject to the availability of eligible collateral (accounts receivable

MAD CATZ INTERACTIVE, INC.

Notes to Consolidated Financial Statements — (Continued)

and inventories), which changes throughout the year. At March 31, 2010, the amount outstanding under the line of credit was $3,829,000. On June 23, 2009, the Company extended the term of the Credit Facility until October 31, 2012. The line of credit accrues at the U.S. prime rate plus 2.00% or, at the Company’s option, LIBOR plus 3.50% with a LIBOR floor of 1.50%. At March 31, 2010 and 2009, the interest rate was 5.3% and 3.5%, respectively. The Company is also required to pay a monthly service fee of $2,000 and an unused line fee equal to 0.50% of the unused portion of the loan. Borrowings under the Credit Facility are secured by a first priority interest in the inventories, equipment, accounts receivable and investment properties of Mad Catz, Inc. (“MCI”) and by a pledge of all of the capital stock of the Company’s subsidiaries and is guaranteed by the Company. The Company is required to meet a quarterly financial covenant based on the Company’s trailing four quarter’s coverage of fixed charges. The Company was in compliance with the current fixed charge coverage ratio covenant as of March 31, 2010 and 2009.

(8)	Convertible Notes Payable

On November 20, 2007, in connection with the acquisition of our Saitek operations, the Company issued convertible notes with an aggregate principal amount of $14,500,000 (the “Saitek Notes”). On June 24, 2009, the terms of the Saitek Notes were amended to extend the maturity of the Saitek Notes to March 31, 2019 with an interest payment of $2,400,000 due March 31, 2011 and annual principal and interest payments of $2,400,000 due beginning March 31, 2012 until the Saitek Notes are retired and quarterly cash payments for partial interest in the amount of approximately $45,000. As amended, the Saitek Notes bear interest at 7.5% through March 31, 2014 and 9.0% thereafter. The quarterly cash payments payable to date as well as an interest payment of $500,000 due on October 31, 2009, and an interest payment of $596,035 due on March 31, 2010 have been paid. The Saitek Notes are convertible into Mad Catz Interactive, Inc. common stock at the exercise price of $1.419 per share. The conversion price represented a 15% premium to the average closing share price of the Company’s stock over the preceding 15 trading days prior to execution of the purchase agreement relating to the Saitek acquisition. If fully converted, the Notes would convert into approximately 10,217,744 shares of the Company’s common stock.

The Company’s debt at March 31, 2010 is scheduled to mature as follows:

Year ending March 31:
2011	$—
2012	1,262
2013	1,564
2014	1,684
2015	1,656
Thereafter	8,334

$14,500

(9)	Saitek Completion Note

Pursuant to the Saitek purchase agreement, a working capital adjustment in the amount of $847,000 was made in fiscal 2009 to the purchase price based on the completion of the final balance sheet. The Company financed this amount with a note payable. The note is unsecured, was originally due August 1, 2011 including all accrued interest, and bears interest at 7% per annum compounded annually. As part of restructuring the Saitek Notes described above, the Company was required to repay this note in full, plus accrued interest, on March 31, 2010. There is no outstanding balance related to this note as of March 31, 2010.

(10)	Stock-Based Compensation

The Company’s Amended and Restated Incentive Stock Option Plan (the “Prior Plan”) allowed the Company to grant options to purchase common stock to employees, officers and directors. In October 2007, the shareholders

MAD CATZ INTERACTIVE, INC.

Notes to Consolidated Financial Statements — (Continued)

of the Company approved the Mad Catz Interactive, Inc., Stock Option Plan — 2007 (the “2007 Plan”). As a result, the 2007 Plan replaced the Prior Plan, and no grants will be made under the Prior Plan in the future. During fiscal years 2010, 2009 and 2008, no grants were issued from the Prior Plan. The Prior Plan allowed for a maximum of 6,000,000 shares of common stock to be issued pursuant to options granted. Options granted under the Prior Plan before fiscal year 2007 generally expired five years from the date of grant and generally vested over a period of two years with one-third vesting immediately. At March 31, 2010, a total of 1,917,500 options were outstanding and options to purchase 1,731,302 shares were exercisable under the Prior Plan.

The 2007 Plan allows the Company to grant options to purchase common stock to employees, officers and directors up to a maximum of 6,500,000 shares of common stock. Options granted under the 2007 Plan expire ten years from the date of grant and generally vest over a period of four years, with the first 25% vesting on the one-year anniversary of the grant date and the remainder vesting monthly over the remaining 36 months. At March 31, 2010, a total of 5,658,400 options were outstanding, options to purchase 2,321,571 shares were exercisable, and 841,600 shares were available for future grant under the 2007 Plan.

The Company’s options are denominated in U.S. dollars for options granted in fiscal years 2010, 2009 and 2008 and denominated in Canadian dollars for options granted prior to fiscal year 2008. For convenience, per share amounts stated below have been translated to U.S. dollars at the rate of exchange in effect at the balance sheet date. A summary of option activity for the years ended March 31, 2010, 2009 and 2008 is presented as follows:

	2010		2009		2008
		Weighted		Weighted		Weighted
		Average		Average		Average
		Exercise		Exercise		Exercise
	Options	Price	Options	Price	Options	Price

Outstanding, beginning of year	7,396,275	$0.58	3,835,334	$0.80	3,605,500	$0.54
Granted	725,000	0.33	3,925,000	0.46	1,425,000	1.18
Exercised	—	—	(125,000)	0.46	(729,166)	0.49
Expired/canceled	(545,375)	0.87	(239,059)	0.75	(466,000)	0.97

Outstanding, end of year	7,575,900	$0.58	7,396,275	$0.58	3,835,334	$0.80

Exercisable, end of year	4,052,873	$0.63	2,535,002	$0.64	1,978,386	$0.66

Vested and expected to vest, end of year	7,329,288	$0.58	7,055,986	$0.63	2,851,838	$0.78

As of March 31, 2010 the aggregate intrinsic value of options outstanding was $195,001 and the remaining contractual term of these options was 7.9 years; the aggregate intrinsic value of options exercisable was $54,814, and the remaining contractual term of these options was 7.5 years. As of March 31, 2010, the total unrecognized compensation cost related to unvested options was $1,236,000, which is expected to be recognized over a weighted-average period of 2.01 years.

The weighted average per share fair value of the options granted during the years ended March 31, 2010, 2009 and 2008 were $0.22, $0.46 and $0.65, respectively.

There were no options exercised during the year ended March 31, 2010.

MAD CATZ INTERACTIVE, INC.

Notes to Consolidated Financial Statements — (Continued)

The Company estimated the fair value of each stock option grant on the date of grant using the Black-Scholes model with the following assumptions for the years ended March 31, 2010, 2009 and 2008:

	2010	2009	2008

Assumptions:
Expected volatility	85%	74% - 75%	74% - 75%
Risk-free interest rate	2.47%	2.18% - 3.11%	4.37% - 4.78%
Forfeitures	7%	5%	7%
Dividend yield	—	—	—
Expected term	5 years	1 - 5 years	1 - 4 years

The Company’s net income for the years ended March 31, 2010, 2009 and 2008 has been reduced by stock-based compensation expense, net of taxes, of approximately $0.4 million, $0.3 million and $0.1 million, respectively.

(11)	Income Taxes

Domestic and foreign income (loss) before income taxes and details of income tax expense (benefit) are as follows (in thousands):

	Years Ended March 31,
	2010	2009	2008

Income (loss) before income taxes:
Domestic (U.S.)	$777	$(16,563)	$3,987
Foreign	5,156	(13,118)	1,925

	$5,933	$(29,681)	$5,912

Income tax expense (benefit):
Current:
Federal (U.S.)	$7	$(630)	$511
State (U.S.)	204	56	27
Foreign	1,809	850	717

Total current	2,020	276	1,255

Deferred:
Federal (U.S.)	—	2,467	884
State (U.S.)	—	459	538
Foreign	(550)	(269)	67

Total deferred	(550)	2,657	1,489

Income tax expense	$1,470	$2,933	$2,744

MAD CATZ INTERACTIVE, INC.

Notes to Consolidated Financial Statements — (Continued)

The difference between reported income tax expense and the amount computed by multiplying income (loss) before income taxes by the Company’s applicable Canadian statutory tax rate of approximately 33%, 33% and 35% for the years ended March 31, 2010, 2009 and 2008, respectively, is reconciled as follows (in thousands):

	Years Ended March 31,
	2010	2009	2008

Income tax expense (benefit) using the Company’s Canadian statutory tax rates	$1,940	$(9,906)	$2,096
Income taxed in jurisdictions other than Canada	(823)	1,468	(174)
Goodwill impairment	—	7,511	—
Change in valuation allowance	76	3,665	1,054
Other	277	195	(232)

	$1,470	$2,933	$2,744

The sources of significant temporary differences that give rise to the deferred tax assets and liabilities are as follows (in thousands):

	March 31,
	2010	2009

Deferred tax assets:
Tax loss carryforwards	$10,300	$10,509
Difference between book and tax basis of inventories	691	789
Difference between book and tax basis of accounts receivables	394	424
Deferred fees not currently deductible	100	86
Accruals and reserves not currently deductible	845	552
Difference between book and tax basis of intangible assets, property & equipment	1,090	814
Unclaimed depreciation on property and equipment	242	278
Goodwill and intangibles	500	—
Unclaimed scientific research expenditures	226	184
Other	152	205

	14,540	13,841
Less valuation allowance	(13,236)	(12,829)

Net deferred tax assets	$1,304	$1,012

Deferred tax liabilities:
Federal liability on state tax loss	$235	$231
Prepaid liabilities	139	24
Goodwill and intangibles	147	254

Net deferred tax liabilities	$521	$509

Net deferred tax assets	$783	$503

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income in each tax jurisdiction during the periods in which temporary

MAD CATZ INTERACTIVE, INC.

Notes to Consolidated Financial Statements — (Continued)

differences in those jurisdictions become deductible. Management considers the scheduled reversal of deferred liabilities, projected future taxable income, and tax planning strategies in making this assessment.

With regards to the deferred tax assets of our Canadian entities, Mad Catz Interactive, Inc. (“MCII”), and MCC, the Company believes there is insufficient evidence to conclude that realization of the benefit is more likely than not and therefore the Company has provided a full valuation allowance against these assets. MCII is a corporate entity, which has no revenue or other income, and incurs corporate-related expenses. Taxable losses are incurred each year and MCII has a history of operating losses. MCC is a sales office, which has generated a minimal pretax book income in recent years, but has a history of losses in prior years, and is projected to generate minimal taxable income in future years. These circumstances are not anticipated to change and therefore the Company does not expect MCII or MCC to generate sufficient taxable income in the foreseeable future to enable either entity to utilize their tax loss carryforwards. MCI is the Company’s main operating entity and corporate headquarters and also owns the Mad Catz intellectual property. As MCI has a cumulative three year pretax book loss as of March 31, 2009, the Company believes there is insufficient evidence to conclude that realization of the deferred tax assets are more likely than not, and therefore continues to record a full valuation allowance against these assets. MCE, the United Kingdom sales office, has deferred tax assets from a prior acquisition that are not more likely than not realizable and therefore has recorded a partial valuation allowance against these assets. With regard to Hong Kong and Germany’s deferred tax assets, the Company believes that it is more likely than not that the results of future operations will generate sufficient taxable income to realize the deferred tax assets, and therefore no valuation allowance has been provided for these assets. These entities have historically realized pretax book income and taxable income and are projected to continue to do so for the foreseeable future.

MCI has U.S. federal and California tax carryforwards of approximately $2.1 million, and $7.8 million, respectively, which may be carried forward to reduce future years’ taxable income. These losses begin to expire in 2023 and 2014 respectively. Saitek has foreign net operating loss carryforwards of approximately $15.1 million which may be carried forward indefinitely.

The Internal Revenue Code limits the future availability of net operating loss and tax credit carryforwards that arose prior to certain cumulative changes in a corporation’s ownership resulting in a change of our control. In 2007 when the Company purchased the Saitek group, we acquired federal and state net operating loss carryforwards of approximately $2.8 million and $3.6 million, respectively. This event triggered an ownership change for purposes of IRC Section 382. All of the federal and $3.6 million of the California net operating losses are subject to an annual limitation.

The total capital and non-capital income tax losses of MCII and MCC as of March 31, 2010 of $4.2 million, is based upon the total tax loss carry-forward amount in Canadian dollars of $14.9 million, translated into U.S. dollars at the March 31, 2010 exchange rate (1 Canadian dollar = 0.98151 U.S. dollar) and tax-effected at a 29% estimated rate. The gross tax loss carryforwards of Cdn.$14.9 million is made up of (i) MCII non-capital income tax losses of approximately Cdn.$11.2 million (U.S.$11 million), which expire from 2014 through 2030, (ii) MCII net capital tax losses of approximately Cdn.$3.2 million (U.S.$3.1 million), which are available indefinitely to offset taxable capital gains, and (iii) MCC non-capital income tax losses of approximately Cdn.$0.5 million (U.S.$0.5 million), which expire from 2014 through 2015. A full valuation allowance is provided against all these tax losses.

MCII does not record deferred income taxes on the undistributed earnings of its non-Canadian subsidiaries based upon the Company’s intention to permanently reinvest undistributed earnings. MCII may be subject to income and withholding taxes if earnings of the non-Canadian subsidiaries were distributed.

There were no unrecognized tax benefits at March 31, 2010 and 2009. The Company’s policy is to recognize interest and penalties related to unrecognized tax benefits in income tax expense.

The Company is subject to taxation in the U.S. and various states and foreign jurisdictions. The Company is currently under audit in France for 2007, 2008, and 2009. Additionally, the Company received a tax inquiry from Hong Kong Inland Revenue for 2009.

MAD CATZ INTERACTIVE, INC.

Notes to Consolidated Financial Statements — (Continued)

The Company’s historical tax years are subject to examination by the Internal Revenue Service and various state jurisdictions for fiscal years ended March 31, 2007 to the present. With few exceptions, the Company is no longer subject to foreign examinations by tax authorities for fiscal years ended before March 31, 2006. Effectively, all of the Company’s foreign subsidiaries historical tax years are subject to examination by various foreign tax authorities due to the generation of net operating losses.

The Company does not foresee any material changes to unrecognized tax benefits within the next twelve months.

(12)	Commitments and Contingencies

Leases

The Company is obligated under certain non-cancelable operating leases, primarily for warehouses and office space. Rent expense for operating leases was approximately $1,519,000, $1,624,000 and $1,851,000 for the years ended March 31, 2010, 2009 and 2008, respectively. Annual future minimum rental payments required under operating leases as of March 31, 2010 are as follows (in thousands):

Year ending March 31:
2011	$1,493
2012	1,257
2013	884
2014	593
2015	406
Thereafter	101

$4,734

Royalty and License Agreements

The Company has license agreements to utilize existing design and utility technology with its products. The Company also has royalty agreements for use of licensed trademarks and celebrity endorsements. These agreements have royalty and license fees based on different percentages of certain types of sales or a predetermined amount per unit. Royalty and license expenses were $6,363,000, $4,198,000 and $2,086,000 for the years ended March 31, 2010, 2009 and 2008, respectively. Annual future minimum rental payments required under royalty and license agreements as of March 31, 2010 are as follows (in thousands):

Year ending March 31:
2011	$302
2012	140

$442

(13)	Employee Savings Plan

MCI has an employee savings plan that permits eligible participants to make contributions by salary reduction pursuant to section 401(k) of the Internal Revenue Code. The Company may make discretionary matches of employee contributions. During 2010, 2009 and 2008 the Company matched 50% of the first 8% of compensation that was contributed by each participating employee to the plan. The Company’s discretionary contributions to the plan were $154,000, $139,000 and $136,000 for the years ended March 31, 2010, 2009 and 2008, respectively.

MAD CATZ INTERACTIVE, INC.

Notes to Consolidated Financial Statements — (Continued)

(14)	Geographic and Product Line Data

The Company’s sales are attributed to the following geographic regions (in thousands):

	2010	2009	2008

Net sales:
United States	$63,223	$65,003	$52,129
Europe	49,005	41,442	31,257
Canada	3,109	1,974	2,806
Other countries	3,675	4,144	1,545

	$119,012	$112,563	$87,737

Revenue is attributed to geographic regions based on the location of the customer. During the years ended March 31, 2010, 2009 and 2008, one customer individually accounted for at least 10% of the Company’s gross sales in each year, and this customer accounted for 25%, 29% and 33% of the Company’s gross sales, respectively.

The Company’s property and equipment are attributed to the following geographic regions (in thousands):

	2010	2009

Property and equipment:
United States	$787	$394
Europe	160	115
Other countries	2,505	1,317

	$3,452	$1,826

Our gross sales by product category are as follows:

	Year Ended March 31,
	2010	2009

Controllers	$36,476	$29,124
Specialty Controllers	31,557	20,723
Accessories	30,865	58,982
Audio	19,321	8,492
PC	10,167	7,399
Games	1,792	1,225
All others	746	2,124

Total	$130,924	$128,069

MAD CATZ INTERACTIVE, INC.

Notes to Consolidated Financial Statements — (Continued)

(15)	Quarterly Financial and Market Information (Unaudited)

	Quarter Ended
	June 30	Sept. 30	Dec. 31	Mar 31
	(Amounts in thousands, except per share data)

Fiscal 2010 Consolidated:
Net sales	$22,378	$21,603	$48,763	$26,268
Gross profit	6,623	6,757	15,941	7,075
Operating income (loss)	(24)	(178)	7,644	744
Net income (loss)	(996)	(971)	5,592	838
Net income (loss) per share — basic	(0.02)	(0.02)	0.10	0.02
Net income (loss) per share — diluted	(0.02)	(0.02)	0.09	0.02
Common stock price per share:
High	0.47	0.50	0.54	0.57
Low	0.22	0.24	0.32	0.33
Fiscal 2009 Consolidated:
Net sales	$23,226	$25,750	$40,817	$22,770
Gross profit	8,194	7,723	10,548	5,540
Operating income (loss)	(884)	(819)	(26,419)	636
Net loss	(777)	(1,239)	(26,909)	(3,689)
Net loss per share — basic	(0.01)	(0.02)	(0.49)	(0.07)
Net loss per share — diluted	(0.01)	(0.02)	(0.49)	(0.07)
Common stock price per share:
High	0.81	0.80	0.61	0.45
Low	0.55	0.45	0.25	0.15

(16)	Subsequent Event

On May 28, 2010, the Company acquired all of the capital stock of Tritton Technologies Inc., a company in the business of developing, manufacturing, marketing and selling videogame and PC accessories, most notably gaming audio headsets, for total purchase price of up to approximately $10 million. Under the terms of the acquisition, the $10.1 million purchase consideration is subject to working capital adjustment and is comprised of approximately $1.5 million in cash from Mad Catz’ cash on hand, and up to $8.6 million in earnout consideration payable over the next five years based on future product sales.

The strategic combination is expected to broaden the product lines the Company offers and allow the Company to provide a more comprehensive product suite to its customers.

The Company has not yet commenced the purchase accounting for this transaction, including determining the fair value of the contingent earnout consideration, and accordingly, has not included further disclosures required for business combinations herein.