Form 10-K/A
period 2010-03-31
MAD CATZ INTERACTIVE INC
filed 2010-07-30
CIK 1088162

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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if smaller reporting company)	Smaller reporting company ☑
     Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Act). Yes ☐ No ☑
     The aggregate market value of the voting and non-voting common stock held by non-affiliates based on the closing sale price of common stock as reported on the American Stock Exchange as of the last business day of the second fiscal quarter was $21,488,434.
     There were 55,098,549 shares of the registrant’s common stock issued and outstanding as of July 29, 2010.
DOCUMENTS INCORPORATED BY REFERENCE: None

EXPLANATORY NOTE
     The purpose of this Amendment No. 1 on Form 10-K/A (this “Amendment”) is to amend Part III, Items 10 through 14 of our Annual Report on Form 10-K for the fiscal year ended March 31, 2010, which was filed with the Securities and Exchange Commission (the “SEC”) on June 11, 2010 (the “Original Filing”), to include information previously omitted from the Original Filing in reliance on General Instruction G to Form 10-K, which provides that registrants may incorporate by reference certain information from a definitive proxy statement filed with the SEC within 120 days after the end of the fiscal year. We are filing this Amendment to amend Part III of the Original Filing to include the information required by and not included in Part III of the Original Filing because we no longer intend to file our definitive proxy statement within 120 days of the end of our fiscal year ended March 31, 2010.
     For purposes of this Amendment, and in accordance with Rule 12b-15 under the Exchange Act, Items 10 through 14 of our Original Filing have been amended and restated in their entirety. Except as stated herein, this Amendment does not reflect events occurring after the filing of the Form 10-K on June 11, 2010 and no attempt has been made in this Amendment to modify or update other disclosures as presented in the Original Filing. Accordingly, this Amendment should be read in conjunction with our filings with the SEC subsequent to the filing of the Original Filing.
     In addition, the certifications by our principal executive officer and principal financial officer required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), are filed as exhibits to this Amendment.

i

i

PART III

Item 10. Directors, Executive Officers and Corporate Governance
Executive Officers and Directors
     The following table sets forth as of July 29, 2010 certain information regarding each person who serves as a director of the Company, including the name, age and position of each director as well as the date each became a director of the Company:

			Director
Name and Place of Residence	Position with the Company and Principal Occupation	Age	Since
Thomas R. Brown (1)	Chairman of the Board, Businessman	59	2006
Poway, California, United States

Darren Richardson	President, Chief Executive Officer and Director	49	2005
San Diego, California, United States

Robert J. Molyneux (1)	Director, Businessman	55	2006
Toronto, Ontario, Canada

William Woodward (1)	Director, Businessman	50	2006
Santa Monica, California, United States

(1)	Member of the Audit Committee.
     The following table sets forth as of July 29, 2010 the name, age and position of each person who serves as an executive officer of the Company:

Name	Position	Age
Darren Richardson	President, Chief Executive Officer and Director of Mad Catz Interactive, Inc. and Mad Catz, Inc.	49

Stewart Halpern	Chief Financial Officer of Mad Catz Interactive, Inc. and Mad Catz, Inc.	53

Whitney Peterson	Vice President Corporate Development and General Counsel of Mad Catz, Inc.	45

Brian Andersen	Chief Operating Officer of Mad Catz Interactive, Inc. and Mad Catz, Inc.	36
     Set forth below is information regarding each of the above named individuals, including a description of his positions and offices held with the Company, a description of his principal occupation and business experience during at least the last five years and directorships presently held by him in other companies. With respect to the directors, the information below includes specific experience, qualifications, attributes or skills of each director that led the independent members of the Board of Directors to believe that such director would be an appropriate board member.
Thomas R. Brown
     Mr. Brown has been a director of the Company since May 2006 and has served as Chairman of the Board since April 2008. Mr. Brown serves as President, Chief Executive Officer and director of LRAD Corporation, a leading innovator of highly intelligible, clear directed acoustic solutions, a position he has held since September 2006. Previously, he served as President of Brown Thompson Executive Search, a financial executive search firm, since April 2005. From April 2001 to September 2004, Mr. Brown was Executive Vice President and Deputy President of the Information Technology division of Sony Electronics, where he was responsible for supply chain operations including Information Technology, Procurement, North American Manufacturing Operations and Finance. He continued to consult with Sony Electronics on its ERP implementation from September 2004 to January 2005. From April 2000 to September 2004, Mr. Brown was concurrently the Executive Vice President and President of

Information Technology Division for Sony Electronics, where he was responsible for establishing the North American personal computer division. Mr. Brown holds a Bachelor of Arts degree in Economics from Rutgers University. Mr. Brown is also a certified public accountant. The Company believes that Mr. Brown’s senior management, accounting and financial analysis expertise, including his experience as Chief Executive Officer and interim Chief Financial Officer of LRAD Corporation and his management and financial experience with Sony Electronics in the consumer electronics industry qualify him for service on the Board of Directors.
Darren Richardson
     Mr. Richardson has been President and Chief Executive Officer of the Company since April 1, 2004, and a director of the Company since 2005. Prior to his appointment as President and Chief Executive Officer, Mr. Richardson served as Executive Vice President of the Company since October 1997 and as President and Chief Operating Officer of Mad Catz, Inc. since September 1999. Mr. Richardson served in several senior management capacities with Games Trader from 1997 until 1999, including Chief Operating Officer, and Vice President of Business Development, responsible for sales and marketing with a focus on new account development. He holds a Master of Business Administration degree from Trinity College, Dublin, and a Bachelor of Commerce degree from the University of Wollongong, Australia. The Company believes that Mr. Richardson’s expertise and experience in the video game industry, as well his as senior management positions with the Company for nearly 13 years, qualify him for service on the Board of Directors.
Robert J. Molyneux
     Mr. Molyneux has been a director of the Company since June 2006. Mr. Molyneux has been a principal in Imperial Capital Corporation, a private equity buy-out firm based in Toronto, Canada, since September 2004. Previously, Mr. Molyneux was President of Ravenna Capital Corporation, a private merchant banking firm he founded in 1992. Mr. Molyneux holds an Honours Bachelor of Business Administration degree from Wilfrid Laurier University. Mr. Molyneux obtained his chartered accountant license in 1981 and has worked in the financial markets in various roles since 1982, when his chartered accountant license became inactive. The Company believes that Mr. Molyneux’s financial analysis and management expertise, including his senior management roles in investment and private merchant banking, qualify him for service on the Board of Directors.
William Woodward
     Mr. Woodward has been a director of the Company since June 2006. Mr. Woodward has been the Managing Director and a founder of Anthem Venture Partners since 2000. Prior to founding Anthem Venture Partners, Mr. Woodward was a Managing Director of Avalon Investments, an early-stage technology venture capital firm. Mr. Woodward has founded numerous technology companies, including Paracomp, which later became MacroMedia, Inc., one of the largest multimedia software companies in the world at its initial public offering, and Pulse Entertainment, the world’s leading 3D animation engine and tools company for mobile communications. Mr. Woodward sits on the board of directors of several private companies, including Axiom Microdevices, Solarflare, Buzznet, Wavestream and Planet A.T.E., and is Chairman of the Board of Pulse Entertainment. The Company believes that Mr. Woodward’s board and management experience in the consumer products and consumer electronics industries as well as his expertise in technology investment qualify him for service on the Board of Directors.
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
Brian Andersen
     Mr. Andersen has been Chief Operating Officer for the Company and Mad Catz, Inc. since June 2010. Prior to his appointment at Chief Operating Officer, Mr. Andersen held a number of positions within the Company’s European operations, including Category Manager until July 2003, Director of Operations from July 2003 until July 2005 and most recently European General Manager since July 2005. Prior to joining the Company, Mr. Andersen worked as European Stock Controller for Recoton Corp., the parent company of InterAct Accessories, and Financial Controller for Apost in Denmark, which has since been acquired by DHL International GmbH. Mr. Andersen has completed the International Business Studies at Koege Handelsskole, Denmark.
     There are no family relationships among any executive officers or directors of the Company.
Audit Committee
     The Board has a standing Audit Committee which operates pursuant to a written charter adopted by the Board. The Audit Committee was established in accordance with the requirements of Section 3(a)(58)(A) of the Securities Exchange Act of 1934 and National Instrument 52-110—Audit Committees. The Audit Committee selects and engages the Company’s independent auditors, reviews the scope of audit engagements, reviews management letters of such auditors and management’s response thereto, approves professional services provided by such auditors, reviews the independence of such auditors, reviews any major accounting changes made or contemplated, considers the range of audit and non-audit fees, reviews the adequacy of the Company’s internal accounting controls and annually reviews its charter and submits any recommended changes to the Board for its consideration. The Audit Committee consists of three members: Thomas R. Brown (Chairman), Robert J. Molyneux and William Woodward. The Board has determined that each member of the Audit Committee is “independent” and meets the financial literacy requirements of the NYSE Amex listing standards, that each member of the Audit Committee meets the enhanced independence standards established by the United States Securities and Exchange Commission (“SEC”) and that Mr. Brown qualifies as an “audit committee financial expert” as that term is defined in the rules and regulations established by the SEC. The Audit Committee held six meetings in the fiscal year ended March 31, 2010.
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
Section 16(a) Beneficial Ownership Reporting Compliance
     Each director, executive officer of the Company, and person who owns more than 10% of a registered class of the Company’s equity securities is required by Section 16(a) of the Securities Exchange Act of 1934 to report to the Securities and Exchange Commission (the “SEC”) his or her transactions in the Company’s securities. Regulations promulgated by the SEC require the Company to disclose in this Management Proxy Circular and Proxy Statement any reporting violations with respect to the 2010 fiscal year, which came to the Company’s attention based on a review of the applicable filings required by the SEC to report such status as an officer or director or such changes in beneficial ownership as submitted to the Company. These statements are based solely on a review of the copies of such reports furnished to the Company by its officers, directors and security holders and a representation that such reports accurately reflect all reportable transactions as holdings. The Company believes that its directors and executive officers, and persons who beneficially own more than 10% of a registered class of its equity securities, have complied with all filing requirements of Section 16(a) applicable to such persons for fiscal year ended March 31, 2010.
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
Item 11. Executive Compensation.
Summary Compensation Table
     The table below summarizes the total compensation paid or earned by the Company’s Chief Executive Officer and each of its two other most highly compensated executive officers, the named executive officers, for the fiscal years ended March 31, 2009 and March 31, 2010.

				Option	All Other
Name and Principal Position	Year	Salary	Bonus(1)	Awards(2)	Compensation		Total
Darren Richardson President,	2010	$398,996	$239,398	$33,000	$16,902	(3)(4)	$688,296
Chief Executive Officer and Director	2009	398,728	232,425	$138,000	16,566	(3)(4)	785,719
Stewart Halpern	2010	259,412	$129,706	0	5,587	(4)	394,705
Chief Financial Officer	2009	259,237	94,446	92,000	5,585	(4)	451,268
Whitney Peterson	2010	259,412	129,706	33,000	7,851	(4)	429,969
Vice President and General Counsel	2009	259,237	125,928	92,000	8,100	(4)	485,265

(1)	Represents bonuses earned during the applicable fiscal year as a result of the Company’s and the individual’s performance.

(2)	Reflects the aggregate fair value of stock options granted as of the applicable grant date calculated in accordance with FASB ASC Topic 718. The assumptions made in the valuation of the stock awards are discussed in Note 10, “Stock-Based Compensation,” of Notes to Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended March 31, 2010.

(3)	Includes amounts related to an auto allowance.

(4)	Includes amounts related to 401(k) employer matches.

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
Darren Richardson
     The Company is party to an employment agreement with Mr. Richardson, pursuant to which Mr. Richardson serves as President and Chief Executive Officer of the Company and Mad Catz, Inc. Under the terms of the amended employment agreement, Mr. Richardson’s annual base salary is currently $410,966. The agreement provides for a three-year term and thereafter automatically renews for successive one-year periods unless either party gives prior notice of termination. The agreement has been extended for a one-year period. If, during the term of the agreement, there is a termination of employment without cause or in certain other specified circumstances, Mr. Richardson will be entitled to receive one year’s salary. These specified circumstances include where there has occurred a change of control in the Company or its wholly owned subsidiary Mad Catz, Inc.
Stewart Halpern
     The Company is party to an employment agreement with Stewart Halpern, pursuant to which Mr. Halpern serves as Chief Financial Officer of the Company and Mad Catz, Inc. Under the terms of the employment agreement, Mr. Halpern’s annual base salary is currently $267,194. The agreement provides for a three-year term and thereafter automatically renews for successive one-year periods unless either party gives prior notice of termination. If, during the term of the agreement, there is a termination of employment either without cause or in certain other specified circumstances, Mr. Halpern will be entitled to receive one year’s salary. These specified circumstances include where there has occurred a change of control in Mad Catz or its subsidiary Mad Catz, Inc.
Whitney Peterson
     The Company is party to an employment agreement with Whitney Peterson, pursuant to which Mr. Peterson serves as Vice President Corporate Development and General Counsel of Mad Catz, Inc. Under the terms of the employment agreement, Mr. Peterson’s annual base salary is currently $267,194. The agreement provides for a three-year term and thereafter automatically renews for successive one-year periods unless either party gives prior notice of termination. If, during the term of the agreement, there is a termination of employment either without cause or in certain other specified circumstances, Mr. Peterson will be entitled to receive one year’s salary. These specified circumstances include where there has occurred a change of control in Mad Catz or its subsidiary Mad Catz, Inc.
Outstanding Equity Awards at Fiscal Year-End
     The following table contains information regarding unexercised options for each named executive officer outstanding as of March 31, 2010.

	Option Awards
	Number of Securities	Number of Securities
	Underlying	Underlying
	Unexercised Options	Unexercised Options	Option Exercise	Option Expiration
Name	Exercisable	Unexercisable	Price	Date
Darren Richardson	300,000	—	C$0.46	09/20/2016
	427,083	72,917	C$0.56	10/13/2016
	137,500	62,50	$1.23	06/07/2017
	112,500	187,500	$0.47	09/30/2018
	—	150,000	$0.33	09/5/2019
Stewart Halpern	174,167	45,833	C$0.78	01/16/2017
	103,125	46,875	$1.23	06/07/2017
	75,000	125,000	$0.47	09/30/2018
Whitney Peterson	160,000	—	C$0.46	09/20/2016
	149,479	25,521	C$0.56	10/13/2016
	89,375	40,625	$1.23	06/07/2017
	75,000	125,000	$0.47	09/30/2018
	—	150,000	$0.33	09/5/2019

Compensation of Directors
     The following table shows all the fees earned or cash paid by the Company during the fiscal year ended March 31, 2010 to the Company’s non-employee directors. No option and restricted stock awards, long-term incentive plan payouts or other types of payments, other than the amount identified in the chart below, were paid to these directors during the fiscal year ended March 31, 2010.

	Fees Earned or	Option
Name	Paid in Cash	Awards(1)	Total
Thomas R. Brown	$95,500	$5,500	$101,000

Robert J. Molyneux	$65,815	$5,500	$71,315

William Woodward	$56,500	$5,500	$62,000

(1)	The amounts in this column reflect the aggregate fair value of stock options granted as of the applicable grant date calculated in accordance with FASB ASC Topic 718. The assumptions made in the valuation of the stock awards are discussed in Note 10, “Stock-Based Compensation,” of Notes to Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended March 31, 2010. On March 31, 2010, Thomas Brown had 200,000 outstanding stock option awards, Robert J. Molyneux had 200,000 outstanding stock option awards, and William Woodward had 75,000 outstanding stock option awards.
     The Company’s non-employee directors receive the following compensation for board service: $50,000 annual retainer; $20,000 additional annual retainer to the Chairman of the Board; and $10,000 additional annual retainer to the Audit Committee chair. In addition, non-employee directors receive $2,500 for each Board meeting attended in person, $500 for each Board meeting attended by telephone that is shorter than two hours and $1,000 for each Board meeting attended by telephone that is longer than two hours. Audit Committee Members also receive $1,500 for each committee meeting attended. Non-employee directors also receive an annual option grant of 25,000 shares of Common Stock.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
Security Ownership of Certain Beneficial Owners and Management
     As of July 29, 2010, 55,098,549 shares of Common Stock of the Company have been issued and are outstanding as fully paid and non-assessable, and carry a right to one vote per share. The following table sets forth certain information regarding beneficial ownership of or control or direction, directly or indirectly, over the Company’s Common Stock as of July 29, 2010, by (i) each shareholder known by the Company to be a beneficial owner of more than 5% of any class of the Company’s voting securities or to the knowledge of the Company’s directors and executive officers, any person or company that beneficially owns or controls or directs, directly or indirectly, over 10% or more of the shares of the Company, (ii) each director and director nominee of the Company, (iii) the Chief Executive Officer and each additional executive officer named in the summary compensation table under “Executive Compensation” below and (iv) all directors, director nominees and executive officers of the Company as a group. The Company believes that, except as otherwise noted, each individual named has sole investment and voting power with respect to the shares of Common Stock indicated as beneficially owned by such individual. Unless otherwise indicated, the business address of each named person is c/o Mad Catz, Inc., 7480 Mission Valley Road, Suite 101, San Diego, California 92108.

	Number of Shares
	Beneficially Owned,	Percent of
	Controlled or Directed,	Common Stock
Beneficial Owner	Directly or Indirectly(1)	Outstanding(2)
GUYMONT SERVICES SA, as trustee of The Winkler Atlantic Trust
c/o: HSBC Guyerzeller Trust Company AG Splugenstrasse 6 CH-8027 Zurich Switzerland(3)	10,217,744	15.6%
Renaissance Technologies LLC
800 Third Avenue
New York, NY 10022(4)	2,845,800	5.2%
Thomas R. Brown	300,000	*

Robert J. Molyneux	250,000	*

William Woodward	182,360	*

Darren Richardson	1,711,250	3.0%

Stewart Halpern	811,667	1.5%

Whitney Peterson	1,026,458	1.8%

All Officers and Directors as a Group (7 persons)	4,553,402	7.6%

*	Less than one percent.

(1)	As to each person or group in the table, the table includes the following shares issuable upon exercise of options that are exercisable within 60 days from July 29, 2010: Thomas R. Brown: 200,000; Robert J. Molyneux: 200,000; William Woodward: 75,000; Darren Richardson: 1,081,250; Stewart Halpern: 411,677; Whitney Peterson: 526,458; and all executive officers and directors as a group: 2,766,052.

(2)	Except as otherwise provided, all percentages are calculated based upon the total number of shares outstanding of 55,098,549 shares of the Company as of July 29, 2010, plus the number of options presently exercisable or exercisable within 60 days of July 29, 2010 by the named security holder.

(3)	On November 20, 2007, in connection with the acquisition of Saitek, the Company issued convertible notes to GUYMONT SERVICES SA, as trustee of The Winkler Atlantic Trust (the “Trust”), which are convertible into Common Stock of the Company at any time prior to their maturity date at a fixed conversion price of $1.42 per share. If fully converted, the notes would convert into approximately 10,217,744 shares of the Company’s Common Stock. For purposes of calculating the Trust’s beneficial ownership percentage, these shares are deemed issued and outstanding. The Company has the right to redeem the notes at 100% of the principal amount plus accrued interest at any time.

(4)	Based on information provided in a Schedule 13G, dated February 13, 2010, filed with the SEC by Renaissance Technologies LLC (“RTC”), an investment adviser, and James H. Simons, the control person of RTC. They report that as of December 31, 2009, the reporting persons had sole voting and dispositive power of 2,875,800 shares.

Equity Compensation Plan Information
     The following table sets forth information regarding all of the Company’s equity compensation plans as of March 31, 2010.

				Number of Securities
				remaining available for future
	Number of securities to		Weighted-average	issuance under
	be issued upon exercise		exercise price of	equity compensation plans
	of outstanding options,		outstanding options,	(excluding securities reflected
Plan category	warrants, and rights		warrants, and rights	in Column (a))
Equity compensation plans approved by security holders	7,575,900	(1)	$0.58	841,600

Equity compensation plans not approved by security holders	0		0	0

Total	7,575,900		$0.58	841,600

(1)	Includes 5,658,400 shares underlying options issued pursuant to the Company’s 2007 Stock Option Plan and 1,917,500 shares underlying options issued pursuant to the Company’s Amended and Restated Incentive Stock Option Plan.
Item 13. Certain Relationships and Related Transactions, and Director Independence.
Related Party Transactions
     From April 1, 2009 to the present, there have been no (and there are no currently proposed) transactions in which the amount involved exceeded $120,000 to which the Company or any of its subsidiaries was (or is to be) a participant and in which any executive officer, director, nominee for director, 5% beneficial owner of the Company’s Common Stock or member of the immediate family of any of the foregoing persons had (or will have) a direct or indirect material interest.
Director Independence
     The Company’s Board of Directors consists of four members. Three of our current directors are independent under the requirements set forth in the NYSE Amex listing rules and CSA National Instrument 58-101 — Disclosure of Corporate Governance Practices. For a director to be considered independent, the Board must determine that the director does not have a material relationship with the listed company that would interfere with the exercise of independent judgment. The Board has established guidelines to assist it in determining director independence, which conform to the independence requirements of the NYSE Amex listing rules and CSA National Instrument 58-101 — Disclosure of Corporate Governance Practices. In addition to applying these independence guidelines, the Board considers all relevant facts and circumstances in making an independence determination, and not merely from the standpoint of the director, but also from that of persons or organizations with which the director has an affiliation. The Board has determined that Messrs. Brown, Molyneux and Woodward are independent.

Item 14. Principal Accountant Fees and Services.
Audit Fees for Fiscal 2009 and 2010
     The aggregate fees billed to the Company by KPMG LLP, the Company’s Independent Registered Public Accounting Firm and Auditor, for the fiscal years ended March 31, 2010 and 2009 were as follows:

	2010	2009
Audit Fees (1)	$743,500	$953,000

Audit-Related Fees	—	—

Tax Fees (2)	$132,000	$315,000

All Other Fees	—	—

(1)	Audit Fees consist of the audit of our annual financial statements included in the Company’s Annual Report on Form 10-K for its 2010 and 2009 fiscal years, respectively, and Annual Report to Shareholders, reviews of interim financial statements and services that are normally provided by the independent auditors in connection with statutory and regulatory filings or engagements for those fiscal years.

(2)	Tax Fees consist of fees for tax consultation and tax compliance services.
     The Audit Committee has considered whether the provision of non-audit services is compatible with maintaining the independence of KPMG LLP and has concluded that the provision of such services is compatible with maintaining the independence of the Company’s auditors.
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
     (a)   3. Exhibits required by Item 601 of Regulation S-K

Exhibit
Number	Description
31.1	Certifications of Registrant’s Chief Executive Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002

31.2	Certifications of Registrant’s Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 29th day of July 2010.

MAD CATZ INTERACTIVE, INC.
By:	/S/ DARREN RICHARDSON
Darren Richardson
President and Chief Executive Officer