Form 10-Q
period 2010-06-30
MAD CATZ INTERACTIVE INC
filed 2010-08-05
CIK 1088162

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2010
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
There were 55,098,549 shares of the registrant’s common stock issued and outstanding as of July 30, 2010.

MAD CATZ INTERACTIVE, INC.
FORM 10-Q
FOR THE PERIOD ENDED JUNE 30, 2010

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
MAD CATZ INTERACTIVE, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands of U.S. dollars, except share data)
(Unaudited)

	June 30,	March 31,
	2010	2010
Current assets:
Cash	$5,836	$2,245
Accounts receivable, net	14,381	14,620
Other receivables	744	123
Income tax receivable	21	21
Inventories	23,949	16,975
Deferred tax assets	17	17
Prepaid expense and other current assets	2,759	1,410

Total current assets	47,707	35,411
Deferred tax assets	768	766
Other assets	554	626
Property and equipment, net	3,659	3,452
Intangible assets, net	6,208	2,828
Goodwill	9,768	8,466

Total assets	$68,664	$51,549

Current liabilities:
Bank loan	$16,477	$3,829
Accounts payable	14,754	11,871
Accrued liabilities	7,803	7,988
Notes payable, current	703	—
Contingent consideration, current	500	—
Income taxes payable	1,147	1,670

Total current liabilities	41,384	25,358
Other long term liabilities	343	357
Contingent consideration	2,765	—
Convertible notes payable	14,500	14,500

Total liabilities	58,992	40,215
Shareholders’ equity:
Common stock, no par value, unlimited shares authorized; 55,098,549 shares issued and outstanding at June 30, 2010 and March 31, 2010	49,010	48,865
Accumulated other comprehensive income	(487)	(55)
Accumulated deficit	(38,851)	(37,476)

Total shareholders’ equity	9,672	11,334

Total liabilities and shareholders’ equity	$68,664	$51,549

See accompanying notes to unaudited condensed consolidated financial statements.

MAD CATZ INTERACTIVE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(in thousands of U.S. dollars, except share and per share data)

	Three Months Ended
	June 30,
	2010	2009
Net sales	$19,911	$22,378
Cost of sales	13,967	16,018

Gross profit	5,944	6,360
Operating expenses:
Sales and marketing	2,478	2,443
General and administrative	3,283	3,051
Research and development	749	309
Amortization of intangible assets	241	582

Total operating expenses	6,751	6,385

Operating loss	(807)	(25)
Interest expense, net	(525)	(468)
Foreign exchange loss, net	(214)	(312)
Other income	60	31

Loss before income taxes	(1,486)	(774)
Income tax expense (benefit)	(111)	222

Net loss	$(1,375)	$(996)

Basic and diluted net loss per share	$(0.02)	$(0.02)

Shares used in calculating basic and diluted net loss per share	55,098,549	55,098,549

See accompanying notes to unaudited condensed consolidated financial statements.

MAD CATZ INTERACTIVE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands of U.S. dollars)

	Three Months Ended
	June 30,
	2010	2009
Cash flows from operating activities:
Net loss	$(1,375)	$(996)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	667	1,036
Amortization of deferred financing fees	37	45
Benefit (provision) for deferred income taxes	(2)	156
Loss on disposal or sale of assets	—	53
Stock-based compensation	145	153
Changes in operating assets and liabilities, net of effects from acquisition:
Accounts receivable	933	2,634
Other receivables	(640)	37
Inventories	(5,002)	(2,772)
Prepaid expense and other current assets	(1,301)	(169)
Other assets	27	(343)
Accounts payable	249	286
Accrued liabilities	(362)	1,000
Income taxes receivable/payable	(539)	303

Net cash provided by (used in) operating activities	(7,163)	1,423

Cash flows from investing activities:
Purchases of property and equipment	(526)	(635)
Cash paid for acquisition, net of cash received	(1,189)	—

Net cash used in investing activities	(1,715)	(635)

Cash flows from financing activities:
Payment of financing fees	—	(50)
Repayments on bank loan	(16,923)	(22,816)
Repayments on notes payable	(100)	—
Borrowings on bank loan	29,571	21,307

Net cash provided by (used in) financing activities	12,548	(1,559)

Effects of foreign exchange on cash	(79)	272

Net increase (decrease) in cash	3,591	(499)
Cash, beginning of period	2,245	2,890

Cash, end of period	$5,836	$2,391

Supplemental cash flow information:
Income taxes paid	$431	$43
Interest paid	$165	$198
Supplemental disclosures of non cash investing and financing:
Fair value of assets acquired in acquisition, net of cash received	$3,037	$—
Goodwill	$1,314	$—
Intangible assets	$3,700	$—
Liabilities assumed in acquisition	$(2,794)	$—
Notes payable assumed in acquisition	$(803)	$—
Contingent consideration liability, net of $735 working capital adjustment	$(3,265)	$—

Net cash paid for acquisition	$1,189	$—

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
     The condensed consolidated financial statements do not include all information and notes necessary for a complete presentation of financial position, results of operations and cash flows in conformity with United States generally accepted accounting principles. Please refer to the Company’s audited consolidated financial statements and related notes for the fiscal year ended March 31, 2010 contained in the Company’s Annual Report on Form 10-K as filed with the United States Securities and Exchange Commission (the “SEC”).
     The preparation of financial statements in conformity with United States generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an ongoing basis, the Company evaluates its estimates, including those related to asset impairments, reserves for accounts receivable and inventories, contingencies and litigation, valuation and recognition of share-based payments, purchase price allocation, contingent consideration and income taxes. Illiquid credit markets, volatile equity markets, foreign currency, and declines in customer spending have combined to increase the uncertainty inherent in such estimates and assumptions. As future events and their effects cannot be determined with precision, actual results could differ from these estimates. Changes in estimates resulting from continuing changes in the economic environment will be reflected in the financial statements in future periods. Actual results could differ from those estimates.

(2) Acquisition
     On May 28, 2010, the Company acquired all of the outstanding stock of Tritton Technologies Inc. (“Tritton”), a private corporation incorporated under the laws of Delaware. Tritton is in the business of designing, developing, manufacturing (through third parties in Asia), marketing and selling videogame and PC accessories, most notably gaming audio headsets. We acquired all of Tritton’s net tangible and intangible assets, including trade names, customer relationships and product lines. Cash paid for the acquisition was approximately $1.4 million, subject to a working capital adjustment currently estimated to be $735,000. The Company is required to make additional cash payments to former Tritton shareholders of up to an aggregate of $8.7 million based on the achievement of certain specified performance measures. As a result of the acquisition, Tritton became a wholly-owned subsidiary of the Company and accordingly, the results of operations of Tritton are included in the Company’s consolidated financial statements from the acquisition date. The Company financed the acquisition through borrowings under the Company’s working capital facility. The acquisition was done in order to expand the Company’s product offerings in the high growth gaming audio market and to further leverage the Company’s assets, infrastructure and capabilities.
     The purchase price allocation for the acquisition of Tritton set forth below is preliminary and subject to change as more detailed analysis is completed and additional information with respect to the fair value of the assets and liabilities acquired becomes available. Fair-value measurements have been determined based on assumptions that market participants would use in the pricing of the asset or liability. The Company expects to finalize the purchase price allocation within this fiscal year. The following table summarizes the consideration for Tritton and the amounts of the assets acquired and liabilities assumed recognized at the acquisition date (in thousands):
Consideration

Cash paid	1,350
Preliminary working capital adjustment, net of holdback	(735)
Fair value of contingent consideration	4,000
Total purchase price	4,615
     The $4.6 million purchase price for Tritton exceeded the value of the acquired tangible and identifiable intangible assets, and therefore the Company allocated $1.3 million to non tax deductible goodwill.
Recognized amounts of identifiable assets acquired and liabilities assumed

Net working capital	(519)
Property, plant and equipment and other assets	120
Goodwill	1,314
Other intangible assets	3,700
Total purchase price	4,615
     The fair values of the acquired identifiable intangible assets with definite lives are as follows (in thousands):

Customer relationships	900
Trademark and trade names	2,800
     The contingent consideration arrangement requires the Company to pay the former owners of Tritton additional consideration based on a percentage of future sales of Tritton products, subject to maximum annual amounts. The fair value of the contingent consideration arrangement has been determined primarily by using the income approach and using a discount rate of approximately 19 percent. The amount paid for contingent consideration will be reduced by the amount of any working capital adjustment. As of June 30, 2010, the liability for contingent consideration is shown net of the estimated working capital adjustment and holdback of $735.
     The amortization periods for the acquired intangible assets with definite lives are 8 years for customer relationships and 12 years for trademarks and trade names and the Company is amortizing the acquired intangible assets using the straight line method of amortization. The Company will monitor and assess the acquired intangible assets and will adjust, if necessary, the expected life, amortization method or carrying value of such assets to best match the underlying economic value.
     The fair value assigned to trademarks and trade names has been determined primarily by using the income approach, which estimates the future royalties which would have to be paid to the owner of the brand for its current use. Tax is deducted and a discount rate is used to determine the present value of future cash flows. This is based on the brand in its current use and is based on savings from owning the brand, or relief from royalties that would otherwise be paid to the brand owner. The fair value assigned to customer relationships has been determined primarily by using the income approach, which estimates the value of an asset based on discounted future earnings specifically attributed to that asset, that is, in excess of returns for other assets that contributed to those earnings. The discount rates used in these valuation methods is approximately 19 percent.
     The estimated amortization expense for these assets over future periods is as follows (in thousands):

Remainder of 2011	230
2012	346
2013	346
2014	346
2015	346
Thereafter	2,028
Total	3,642

Changes in goodwill
     Changes in goodwill for the three months ended June 30, 2010 were as follows (in thousands):

Goodwill balance as of March 31, 2010	8,466
Changes due to foreign currency translation	(12)
Increase due to Tritton acquisition	1,314
Goodwill balance as of June 30, 2010	9,768
Accumulated goodwill impairment charges as of June 30, 2010 and March 31, 2010 were $27.9 million.
(3) Notes Payable
     On May 28, 2010 in connection with the Tritton acquisition, the Company assumed two notes payable. The first note is in the amount of $333,000, accrues interest at 10%, and monthly interest payments are due on the first business day of each month and the remaining balance is due May 28, 2011. The second note is in the amount of $370,000, accrues interest at 10%, and $185,000 plus accrued interest is due on August 27, 2010 with the remaining balance including accrued interest due on November 29, 2010.
(4) Inventories
     Inventories consist of the following (in thousands):

	June 30,	March 31,
	2010	2010
Raw materials	$1,927	$1,546
Finished goods	22,022	15,429

Inventories	$23,949	$16,975

(5) Comprehensive Income (Loss)
     Authoritative guidance requires classification of other comprehensive income (loss) in a financial statement and display of other comprehensive income separately from retained earnings and additional paid-in capital. Other comprehensive income (loss) consists of foreign currency translation adjustments.
     Comprehensive income (loss) for the three months ended June 30, 2010 and 2009 consists of the following components (in thousands):

	Three Months Ended
	June 30,
	2010	2009
Net loss	$(1,375)	$(996)
Foreign currency translation adjustment	(432)	1,324

Comprehensive income (loss)	$(1,807)	$328

(6) Basic and Diluted Net Loss per Share
     Basic earnings per share is calculated by dividing the net loss by the weighted average number of common shares outstanding during the reporting period. Diluted earnings per share includes the impact of potentially dilutive common stock-based equity instruments.
     Outstanding options to purchase an aggregate of 7,585,971 and 6,896,274 shares of the Company’s common stock for the three months ended June 30, 2010 and 2009, respectively, were excluded from diluted net loss per share calculations because inclusion of such options would have an anti-dilutive effect on losses in these periods. Weighted average shares of 10,217,744 related to the convertible notes payable were excluded from the calculation for each of the three month periods ended June 30, 2010 and 2009 because of their anti-dilutive effect during the period.
(7) Geographic Data
     The Company’s sales are attributed to the following geographic regions (in thousands):

	Three Months Ended
	June 30,
	2010	2009
Net sales:
United States	$10,432	$13,610
Europe	8,344	7,259
Canada	369	858
Other countries	766	651

	$19,911	$22,378

     Revenue is attributed to geographic regions based on the location of the customer. During the three months ended June 30, 2010 and 2009, one customer individually accounted for approximately 23% and 25% of the Company’s gross sales, respectively.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
     Unless the context otherwise requires, all references in this section to the “Company”, “we”, “us” or “our” refer, collectively, to Mad Catz Interactive Inc. and all of its subsidiaries, and all references in this section to “Mad Catz” refer to Mad Catz Interactive Inc.
     This section contains forward-looking statements and forward looking information (collectively “forward-looking statements”) as defined in applicable securities legislation involving risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors including those set out under “Forward-looking Statements” herein and in “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended March 31, 2010 and in Part II Other Information — Item 1A. Risk Factors in this Quarterly Report on Form 10-Q. The following discussion should be read in conjunction with our condensed consolidated financial statements and related notes included in this Form 10-Q and in our Annual Report on Form 10-K for the fiscal year ended March 31, 2010.
Overview
Our Business
     We design, manufacture (primarily through third parties in Asia), market and distribute accessories for all major videogame platforms, the PC and, to a far lesser extent the iPod and other audio devices. Our accessories are marketed primarily under the Mad Catz, Saitek, Joytech, GameShark, Tritton and AirDrives brands; we also produce for selected customers a limited range of products which are marketed on a “private label” basis. Our products include videogame, PC and audio accessories, such as control pads, steering wheels, joysticks, memory cards, video cables, flight sticks, dance pads, microphones, car adapters, carry cases, mice, keyboards and headsets. We also market videogame enhancement products and publish videogames.
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
Potential Fluctuations in Foreign Currency
     During the first quarter of fiscal 2011, approximately 48% of total net sales was transacted outside of the United States. The majority of our international business is presently conducted in currencies other than the U.S. dollar. Foreign currency transaction gains and losses arising from normal business operations are credited to or charged against earnings in the period incurred. As a result, fluctuations in the value of the currencies in which we conduct our business relative to the U.S. dollar will cause currency transaction gains and losses, which we have experienced in the past and continue to experience. Due to the volatility of currency exchange rates, among other factors, we cannot predict the effect of exchange rate fluctuations upon future operating results. There can be no assurances that we will not experience currency losses in the future. To date we have not hedged against foreign currency exposure.
Critical Accounting Policies
     Our critical accounting principles and estimates remain consistent with those reported in our Annual Report on Form 10-K for the year ended March 31, 2010, as filed with the Securities and Exchange Commission.
RESULTS OF OPERATIONS
Net Sales
     From a geographical perspective, our net sales for the three months ended June 30, 2010 and 2009 were as follows (in thousands):

	June 30,		June 30,		$	%
	2010	% of total	2009	% of total	Change	Change
United States	$10,432	52%	$13,610	61%	$(3,178)	(23)%
Europe	8,344	42%	7,259	32%	1,085	15%
Canada	369	2%	858	4%	(489)	(57)%
Other countries	766	4%	651	3%	115	18%

Consolidated net sales	$19,911	100%	$22,378	100%	$(2,467)	(11)%

     For the three months ended June 30, 2010, consolidated net sales decreased 11% as compared to the three month period ended June 30, 2009. In the United States and Canada, net sales in the first quarter of fiscal year 2011 decreased primarily due to lower sales of the Street Fighter IV ™ products, which were released during the fiscal fourth quarter of 2009 and had high sales in the fiscal first quarter of 2010. In Europe, net sales in the first quarter of fiscal year 2011 increased primarily due to the success of sales of third party products on a distribution basis, partially offset by a decline in sales of products for the PC platform.
     Our sales by platform as a percentage of gross sales were as follows:

	Three Months Ended
	June 30,
	2010	2009
Xbox 360	31%	32%
PlayStation 3	24%	19%
PC	17%	22%
Wii	10%	8%
Handheld Consoles(a)	3%	7%
GameCube	2%	2%
PlayStation 2	1%	2%
All others	12%	8%

Total	100%	100%

(a) Handheld consoles include Sony PSP and Nintendo Game Boy Advance, Game Boy Advance SP, DS, DS Lite, DSi and Micro.
     The increase in PlayStation 3 as a percentage of total gross sales was primarily driven by Mad Catz audio product sales. The decrease in PC sales as a percentage of total gross sales was primarily related to the phase-out of older product lines with a delay experienced in the release of the new product lines. The decrease in Xbox 360 as a percentage of total gross sales primarily related to sales of the Street Fighter IV ™ products which were released in the fiscal fourth quarter of fiscal 2009 and had strong sales in the fiscal first quarter of 2010.
Our sales by product category as a percentage of gross sales were as follows:

	Three Months Ended
	June 30,
	2010	2009
Audio	33%	10%
Specialty Controllers	22%	40%
Controllers	22%	16%
Accessories	16%	24%
PC Input Devices	6%	8%
Games	1%	2%

Total	100%	100%

     The increase in audio products primarily related to the Tritton acquisition and the success of sales of third party products pursuant to a distribution agreement which commenced in the second quarter of fiscal 2010. The decrease in specialty controllers as a percentage of total gross sales primarily related to sales of the Street Fighter IV products, which were released in the fiscal fourth quarter of 2009 and had strong sales during the fiscal first quarter of 2010. The increase in controllers was primarily related to the continued success of products released in prior quarters. The decrease in accessories was due to continuing declines in the Wii Fit accessories range, charging solutions and sales related to handheld platforms.
Gross Profit
     Gross profit is defined as net sales less cost of sales. Cost of sales consists of product costs, cost of licenses and royalties, cost of freight-in and freight-out and distribution center costs, including depreciation and other overhead.
     The following table presents net sales, cost of sales and gross profit for the three months ended June 30, 2010 and 2009 (in thousands):

	June 30,	% of Net	June 30,	% of Net	$	%
	2010	Sales	2009	Sales	Change	Change
Net sales	$19,911	100%	$22,378	100%	$(2,467)	(11)%
Cost of sales	13,967	70%	16,018	72%	(2,051)	(13)%

Gross profit	$5,944	30%	$6,360	28%	$(416)	(7)%

     Gross profit for the three months ended June 30, 2010 decreased 7%, while gross profit as a percentage of net sales, or gross profit margin, increased from 28% to 30%, due primarily to changes in the product mix. Absent significant changes in the value of the U.S. dollar, we expect our gross profit margin to stay within a range of plus or minus two and one-half points of our fiscal 2010 gross margin of 31%.
Operating Expenses
     Operating expenses for the three months ended June 30, 2010 and 2009 were as follows (in thousands):

	June 30,	% of	June 30,	% of	$	%
	2010	Net sales	2009	Net sales	Change	Change

Sales and marketing	$2,478	12%	$2,443	11%	$35	1%
General and administrative	3,283	17%	3,051	14%	232	8%
Research and development	749	4%	309	1%	440	142%
Amortization	241	1%	582	3%	(341)	(59)%

Total operating expenses	$6,751	34%	$6,385	29%	$366	6%

          Sales and Marketing Expenses. Sales and marketing expenses consist primarily of payroll, commissions, participation at trade shows and travel costs for our worldwide sales and marketing staff, advertising expense and costs of operating our websites. The slight increase in sales and marketing expense was primarily due to increased marketing spending, partially offset by benefits from exchange rate fluctuations. We expect sales and marketing expenses as a percentage of net sales in fiscal 2011 to approximate fiscal year 2010 levels.
          General and Administrative Expenses. General and administrative expenses include salaries and benefits for our executive and administrative personnel, facilities costs and professional services, such as legal and accounting. The increase in general and administrative expenses was primarily due to transaction expenses related to the Tritton acquisition and to a lesser extent higher bonus expense. We expect general and administrative expenses as a percentage of net sales in fiscal 2011 to be modestly lower than fiscal year 2010 levels.
          Research and Development Expenses. Research and development expenses include the costs of developing and enhancing new and existing products. The increase in research and development expenses relates to additional headcount and activity related to this function.
          Amortization Expenses. Amortization expenses consist of the amortization of the acquired intangible assets from Saitek, Joytech and Tritton. The decline in amortization was due to expiration of the life of certain categories of amortization from these transactions, somewhat offset by an increase in amortization due to the Tritton acquisition.
Interest Expense, net, Foreign Exchange Loss and Other Income
     Interest expense, foreign exchange loss and other income for the three months ended June 30, 2010 and 2009 were as follows (in thousands):

	June 30,	June 30,	$	%
	2010	2009	Change	Change
Interest expense, net	$(525)	$(468)	$(57)	12%
Foreign exchange loss	$(214)	$(312)	$98	(31)%
Other income	$60	$31	$29	94%
     Interest expense has remained relatively unchanged from prior year. The slight increase was due to the higher interest rate on our bank loan beginning July 1, 2009.
     The decrease in foreign exchange loss in the three months ended June 30, 2010 compared to the quarter ended June 30, 2009 was due primarily to the rise in value of the U.S. dollar versus the British Pound Sterling and the Euro. The loss primarily relates to the revaluation of receivables arising from sales made at the Company’s foreign subsidiaries in non local currencies and the revaluation of intercompany payables arising from product purchases at the Company’s foreign subsidiaries.
     Other income recorded in the three months ended June 30, 2010 and 2009 primarily relates to advertising income from our GameShark.com website which increased in the 2010 period.
Income Tax Expense (Benefit)
     Income tax expense (benefit) for the three months ended June 30, 2010 and 2009 was as follows (in thousands):

June 30,	Effective	June 30,	Effective	$	%
2010	Tax Rate	2009	Tax Rate	Change	Change
$(111)	7.4%	$222	(28.6)%	$(333)%	$(150)%

     The Company’s effective tax rate is a blended rate for different jurisdictions in which the Company operates. The effective tax rate fluctuates depending on the taxable income in each jurisdiction and the statutory income tax rates in those jurisdictions. Our Canadian operations are excluded from the effective tax rate calculation due to the full valuation allowance against its deferred tax assets. The change in the effective tax rate in the first quarter of fiscal 2011 versus the first quarter of fiscal 2010 was primarily due to the book losses in certain jurisdictions in the first quarter of fiscal 2011 as compared to income in those jurisdictions in the first quarter of fiscal 2010.
Liquidity and Capital Resources
Sources of Liquidity

	As of and for the
	Three months ended June 30,
(in thousands)	2010	2009	Change
Cash	$5,836	$2,391	$3,445

Percentage of total assets	8.3%	4.3%
Cash provided by (used in) operating activities	$(7,163)	$1,423	$(8,586)
Cash used in investing activities	(1,715)	(635)	(1,080)
Cash provided by (used in) financing activities	12,548	(1,559)	14,107
Effect of foreign exchange on cash	(79)	272	(351)

Net increase (decrease) in cash	$3,591	$(499)	$4,090

     At June 30, 2010, cash was approximately $5.8 million compared to cash of approximately $2.2 million at March 31, 2010 and $2.4 million at June 30, 2009. Our primary sources of liquidity include a revolving line of credit (as discussed below under Cash Flows from Financing Activities), cash on hand at the beginning of the year and cash flows generated from operations.
Cash Flows from Operating Activities
     Our cash flows from operating activities have typically included the collection of customer receivables generated by the sale of our products, offset by payments to vendors for materials and manufacture of our products. For the three months ended June 30, 2010, cash used in operating activities was $7.2 million compared to cash provided by operating activities of $1.4 million for the three months ended June 30, 2009. Cash used in operations for the three months ended June 30, 2010 primarily related to increased inventory as a result of typical holiday season ramp up and inventory of Tritton products purchased subsequent to the acquisition. Cash provided by operations for the three months ended June 30, 2009 primarily resulted from a decrease in accounts receivable due to increased focus on collections, partially offset by an increase in inventories related to increased purchases in preparation for our holiday season. We are focused on effectively managing our overall liquidity position by continuously monitoring expenses and managing our accounts receivable collection efforts.
Cash Flows from Investing Activities
     Cash used in investing activities was $1.7 million during the three months ended June 30, 2010 and $635,000 during the three months ended June 30, 2009. In the three months ended June 30, 2010, $1.2 million of the cash used in investing activities related to the purchase of Tritton and the remainder consisted of capital expenditures to support our operations and were made up primarily of production molds, and to a lesser extent, computers and machinery and equipment. In the three months ended June 30, 2009, all cash used in investing activities related to capital expenditures.
Cash Flows from Financing Activities
     Cash provided by financing activities during the three months ended June 30, 2010 of $12.5 million was a result of net borrowings under our line of credit. For the three months ended June 30, 2009, cash used in financing activities was $1.6 million, consisting of net repayments on our line of credit.
     We maintain a Credit Facility with Wachovia Capital Finance Corporation (Central) (“Wachovia”) to borrow up to $30 million under a revolving line of credit subject to the availability of eligible collateral (accounts receivable and inventories), which changes throughout the year. The line of credit accrues interest on the daily outstanding balance at the U.S. prime rate plus 2.0% per annum. This facility expires on October 31, 2012. At June 30, 2010, the interest rate was 5.25%. We are also required to pay a monthly service fee of $2,000 and an unused line fee equal to 0.50% of the unused portion of the loan. Borrowings under the Credit Facility are secured by a first priority interest in the inventories, equipment, accounts receivable and investment properties of Mad Catz, Inc. and by a pledge of all of the capital stock of the Company’s subsidiaries and is guaranteed by the Company. We are required to meet a quarterly covenant based on the Company’s free cash flow. We were in compliance with this covenant as of June 30, 2010.
     We have $14,500,000 of convertible notes outstanding payable to the seller of Saitek (“Saitek Notes”) which mature on March 31, 2019. An interest payment of $2,400,000 is due March 31, 2011 with annual principal and interest payments of $2,400,000 due beginning March 31, 2012 and quarterly cash payments for partial interest in the amount of approximately $45,000 until the Saitek Notes are retired. The Saitek Notes bear interest at 7.5% through March 31, 2014 and 9.0% thereafter. The Saitek Notes are convertible into Mad Catz common stock at the exercise price of $1.419 per share.

     On May 28, 2010 in connection with the Tritton acquisition, the Company assumed two notes payable. The first note is in the amount of $333,000, accrues interest at 10%, and monthly interest payments are due on the first business day of each month and the remaining balance is due May 28, 2011. The second note is in the amount of $370,000, accrues interest at 10%, and $185,000 plus accrued interest is due on August 27, 2010 with the balance plus accrued interest due on November 29, 2010.
     In connection with the Company’s acquisition of Tritton, the Company is obligated to make certain payments to former Tritton shareholders of up to $8.7 million based on the achievement of certain specific performance measures. The aggregate fair value of these payments was $4.0 million as of June 30, 2010, and is reflected in the Company’s consolidated balance sheets.
     We believe that our available cash balances, anticipated cash flows from operations and available line of credit will be sufficient to satisfy our operating needs for at least the next twelve months, including any payments due for contingent consideration and notes payable related to the Tritton acquisition. However, we operate in a rapidly evolving and often unpredictable business environment that may change the timing or amount of expected future cash receipts and expenditures. Accordingly, there can be no assurance that we may not be required to raise additional funds through the sale of equity or debt securities or from additional credit facilities. Additional capital, if needed, may not be available on satisfactory terms, if at all. Furthermore, additional debt financing may contain more restrictive covenants than our existing debt.
Contractual Obligations and Commitments
     There have been no material changes to our contractual obligations from the information provided in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, included in our Annual Report on Form 10-K for the fiscal year ended March 31, 2010.
     As of June 30, 2010 and March 31, 2010, we did not have any relationships with unconsolidated entities or financial parties, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As such, we are not exposed to any financing, liquidity, market, or credit risk that could arise if we had engaged in such relationships.
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

	Three months ended
	June 30,
	2010	2009
	(in thousands)
Net loss	$(1,375)	$(996)
Adjustments:
Interest expense, net	525	468
Income tax expense (benefit)	(111)	222
Depreciation and amortization	667	1,036

EBITDA	$(294)	$730

Forward-Looking Statements
     Certain statements in this Quarterly Report on Form 10-Q are not historical fact and constitute “forward-looking statements” within the meaning of Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended and constitute “forward-looking information” as defined in applicable Canadian securities legislation (collectively “forward-looking statements”). These forward-looking statements may address, among other things, our strategy for growth, business development, market and competitive position, financial results, expected revenue, expense levels in the future and the sufficiency of our existing assets to fund future operations and capital spending needs. These statements relate to our expectations, hopes, beliefs, anticipations, commitments, intentions and strategies regarding the future, and may be identified by the use of words or phrases such as “believe,” “expect,” “anticipate,” “should,” “plan,” “estimate,” and “potential,” among others. Specifically this document contains forward-looking statements regarding, among other things, the continuance of seasonal fluctuations in the Company’s sales, inventories, receivables, payables and cash; the continued success of management initiatives to achieve operation synergies; the effect of currency exchange rate fluctuations; the sufficiency of funds available to meet operational needs, including contingency payments related to the Tritton acquisition and notes payable; and our expectations for fiscal 2011 in respect of our gross profit margin and operating expenses for fiscal 2011.

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
     Forward-looking statements are not guarantees of performance and are subject to important factors and events that could cause our actual business, prospects and results of operations to differ materially from the historical information contained in this Form 10-Q, and from those that may be expressed or implied by the forward-looking statements. Readers are cautioned that actual results could differ materially from the anticipated results or other expectations expressed in these forward-looking statements for the reasons detailed in Part I — Item 1A. — Risk Factors of our most recent Annual Report on Form 10-K, and in Part II Other Information — Item 1A. We believe that many of the risks detailed in our other SEC filings are part of doing business in the industry in which we operate, and will likely be present in all periods reported. The fact that certain risks are endemic to the industry does not lessen their significance. The forward-looking statements contained in this report are made as of the date of this report and we assume no obligation to update them or to update the reasons why actual results could differ from those projected in such forward-looking statements, except as may be required by applicable law.

Item 4.	Controls and Procedures
Evaluation of Disclosure Controls and Procedures
     For the first quarter of fiscal 2011, our management with the participation of our Chief Executive Officer and our Chief Financial Officer evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of June 30, 2010. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Accordingly, our disclosure controls and procedures have been designed to provide reasonable assurance of achieving their objectives. Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that as of such date, our disclosure controls and procedures were effective at the reasonable assurance level in ensuring that information required to be disclosed by us in the reports that we file under the Exchange Act is recorded, processed, summarized and reported within the time period specified in the rules and forms of the Securities and Exchange Commission.
     Although we believe we have remediated our fiscal 2009 significant deficiencies, we identified deficiencies in our internal control over financial reporting in 2010 related to (1) our reviews over sales reserve estimates and (2) information technology general controls, and we will continue to implement further measures to remediate these deficiencies in fiscal 2011 and further improve our internal controls.
Changes in Internal Control over Financial Reporting
     There has been no change in our internal control over financial reporting during the quarter ended June 30, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings
     From time to time, the Company may be a party to legal proceedings, lawsuits and other claims that arise in the ordinary course of the Company’s business. Regardless of their merits, these matters may force the Company to expend significant financial resources. The Company is not aware of any material pending legal proceedings to which it or its subsidiaries is a party or of which any of their property is subject.

Item 1A.	Risk Factors
     There have been no material changes to the risk factors as previously disclosed in our Annual Report on Form 10-K for the fiscal year ended March 31, 2010.

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

MAD CATZ INTERACTIVE, INC.
August 05, 2010	/s/ Darren Richardson
Darren Richardson
President and Chief Executive Officer

August 05, 2010	/s/ Stewart A. Halpern
Stewart A. Halpern
Chief Financial Officer