Form 10-Q
period 2010-09-30
MAD CATZ INTERACTIVE INC
filed 2010-11-04
CIK 1088162

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2010
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☑
There were 55,098,549 shares of the registrant’s common stock issued and outstanding as of October 29, 2010.

MAD CATZ INTERACTIVE, INC.
FORM 10-Q
FOR THE PERIOD ENDED SEPTEMBER 30, 2010

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
MAD CATZ INTERACTIVE, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands of U.S. dollars, except share data)
(unaudited)

	September 30,	March 31,
	2010	2010
Assets
Current assets:
Cash	$3,686	$2,245
Accounts receivable, net	28,497	14,620
Other receivables	2,005	123
Income tax receivable	22	21
Inventories	51,609	16,975
Deferred tax assets	17	17
Prepaid expenses and other current assets	1,619	1,410

Total current assets	87,455	35,411
Deferred tax assets	717	766
Other assets	633	626
Property and equipment, net	3,680	3,452
Intangible assets, net	6,071	2,828
Goodwill	11,404	8,466

Total assets	$109,960	$51,549

Liabilities and Shareholders’ Equity
Current liabilities:
Bank loan	$28,262	$3,829
Accounts payable	38,434	11,871
Accrued liabilities	8,747	7,988
Note payable, current	525	—
Contingent consideration, current	288	—
Income taxes payable	2,229	1,670

Total current liabilities	78,485	25,358
Convertible notes payable	14,500	14,500
Contingent consideration	3,408	—
Other long-term liabilities	1,707	357

Total liabilities	98,100	40,215
Shareholders’ equity:

Common stock, no par value, unlimited shares authorized; 55,098,549 shares issued and outstanding at September 30, 2010 and March 31, 2010	49,195	48,865
Accumulated other comprehensive income (loss)	389	(55)
Accumulated deficit	(37,724)	(37,476)

Total shareholders’ equity	11,860	11,334

Total liabilities and shareholders’ equity	$109,960	$51,549

See accompanying notes to unaudited condensed consolidated financial statements.

MAD CATZ INTERACTIVE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)
(in thousands of U.S. dollars, except share data)

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Net sales	$37,409	$21,603	$57,320	$43,981
Cost of sales	26,904	14,846	40,873	30,571

Gross profit	10,505	6,757	16,447	13,410
Operating expenses:
Sales and marketing	3,562	2,609	6,047	5,051
General and administrative	3,295	3,045	6,518	6,097
Research and development	950	691	1,691	1,292
Acquisition related items	546	—	606	—
Amortization of intangible assets	224	590	465	1,172

Total operating expenses	8,577	6,935	15,327	13,612

Operating income (loss)	1,928	(178)	1,120	(202)
Interest expense, net	(713)	(525)	(1,238)	(993)
Foreign exchange gain (loss), net	909	(106)	695	(419)
Other income	117	65	177	96

Income (loss) before income taxes	2,241	(744)	754	(1,518)
Income tax expense	1,113	227	1,002	449

Net income (loss)	$1,128	$(971)	$(248)	$(1,967)

Basic net income (loss) per share	$0.02	$(0.02)	$(0.00)	$(0.04)

Diluted net income (loss) per share	$0.02	$(0.02)	$(0.00)	$(0.04)

Weighted average shares — basic	55,098,549	55,098,549	55,098,549	55,098,549

Weighted average shares — diluted	55,116,359	55,098,549	55,098,549	55,098,549

See accompanying notes to unaudited condensed consolidated financial statements.

MAD CATZ INTERACTIVE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(in thousands of U.S. dollars)

	Six Months Ended
	September 30,
	2010	2009
Cash flows from operating activities:
Net loss	$(248)	$(1,967)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,346	2,084
Amortization of deferred financing fees	74	90
Provision for deferred income taxes	49	117
Loss on disposal or sale of assets	1	63
Stock-based compensation	330	308
Changes in operating assets and liabilities, net of effects from acquisition:
Accounts receivable	(13,324)	3,273
Other receivables	(1,873)	71
Inventories	(32,389)	(15,572)
Prepaid expenses and other current assets	(124)	(253)
Other assets	(37)	(206)
Accounts payable	24,097	9,672
Accrued liabilities	1,048	1,181
Income taxes receivable/payable	561	(150)

Net cash used in operating activities	(20,489)	(1,289)

Cash flows from investing activities:
Purchases of property and equipment	(1,020)	(1,422)
Cash paid for acquisition, net of cash received	(1,189)	—

Net cash used in investing activities	(2,209)	(1,422)

Cash flows from financing activities:
Payment of financing fees	(100)	(200)
Repayments on notes payable	(279)	—
Repayments on bank loan	(39,157)	(41,070)
Borrowings on bank loan	63,592	47,092

Net cash provided by financing activities	24,056	5,822

Effects of foreign exchange on cash	83	297

Net increase in cash	1,441	3,408
Cash, beginning of period	2,245	2,890

Cash, end of period	$3,686	$6,298

Supplemental cash flow information:
Income taxes paid	$453	$642

Interest paid	$441	$426

Supplemental disclosure of non-cash investing and financing activities:
Fair value of assets acquired in acquisition, net of cash received	2,772	—
Goodwill	2,928	—
Intangible assets	3,700	—
Liabilities assumed in acquisition	(4,155)	—
Notes payable assumed in acquisition	(803)	—
Contingent consideration liability, net of $947 working capital adjustment	(3,253)	—

Net cash paid for acquisition	$1,189	$—

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
(2) Acquisition
     On May 28, 2010, the Company acquired all of the outstanding stock of Tritton Technologies Inc. (“Tritton”), a private corporation incorporated under the laws of Delaware. Tritton is in the business of designing, developing, manufacturing (through third parties in Asia), marketing and selling videogame and PC accessories, most notably gaming audio headsets. The Company acquired all of Tritton’s net tangible and intangible assets, including trade names, customer relationships and product lines. Cash paid for the acquisition was approximately $1.4 million, subject to a working capital adjustment currently estimated to be $947,000. The Company is required to make additional cash payments to former Tritton share holders of up to an aggregate of $8.7 million based on the achievement of certain specified performance measures over a five year period. As a result of the acquisition, Tritton became a wholly-owned subsidiary of the Company and accordingly, the results of operations of Tritton are included in the Company’s consolidated financial statements from the acquisition date. The Company financed the acquisition through borrowings under the Company’s working capital facility. The acquisition was done in order to expand the Company’s product offerings in the high growth gaming audio market and to further leverage the Company’s assets, infrastructure and capabilities.

     The purchase price allocation for the acquisition of Tritton set forth below is preliminary and subject to change as more detailed analysis is completed and additional information with respect to the fair value of certain assets and liabilities acquired becomes available. During the three months ended September 30, 2010, based on new information obtained about the facts and circumstances that existed as of the acquisition date, acquisition date provisional values were adjusted to increase goodwill by $1.4 million, related to recording a deferred tax liability and $200 thousand related to a refinement in the value of the contingent consideration arrangement. Fair-value measurements have been determined based on assumptions that market participants would use in the pricing of the asset or liability. The Company expects to finalize the purchase price allocation within this fiscal year. The following table summarizes the consideration paid for Tritton and the amounts of the assets acquired and liabilities assumed recognized at the acquisition date (in thousands):

Consideration:
Cash paid	1,350
Preliminary working capital adjustment, net of holdback	(947)
Fair value of contingent consideration	4,200
Total purchase price	4,603
     The $4.6 million purchase price for Tritton exceeded the value of the acquired tangible and identifiable intangible assets, and therefore the Company allocated $2.9 million to non tax deductible goodwill.

Recognized amounts of identifiable assets acquired and liabilities assumed
Net working capital	(731)
Property, plant and equipment and other assets	120
Deferred tax liability	(1,413)
Goodwill	2,927
Other intangible assets	3,700
Total purchase price	4,603
     The fair values of the acquired identifiable intangible assets with definite lives are as follows (in thousands):

Customer relationships	900
Trademark and trade names	2,800
     The contingent consideration arrangement requires the Company to pay the former owners of Tritton additional consideration based on a percentage of future sales of Tritton products, subject to maximum annual amounts. The fair value of the contingent consideration arrangement has been determined primarily by using the income approach and using a discount rate of approximately 19 percent. The amount paid for contingent consideration is expected to be reduced by the amount of any working capital adjustment. As of September 30, 2010, the liability for contingent consideration is shown net of the estimated working capital adjustment and holdback of $947,000.
     The estimated fair value of the contingent consideration increased $443,000 during the three months ended September 30, 2010. The Company will assess the estimated fair value of the contractual obligation to pay the contingent consideration on a quarterly basis and any changes in estimated fair value will be recorded in the Company’s statement of operations.
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
Transaction costs related to the acquisition totaled $103,000 and $163,000 during the three and six months ended September 30, 2010, and are recorded in ‘acquisition related items’ in the accompany condensed consolidated statement of operations.

Changes in goodwill
     Changes in goodwill for the six months ended September 30, 2010 were as follows (in thousands):

Goodwill balance as of March 31, 2010	8,466
Changes due to foreign currency translation	11
Increase due to Tritton acquisition	2,927
Goodwill balance as of September 30, 2010	11,404
Accumulated goodwill impairment charges as of September 30, 2010 and March 31, 2010 were $27.9 million.
(3) Notes Payable
     On May 28, 2010 in connection with the Tritton acquisition, the Company assumed two notes payable. The first note, in the principal amount of $333,000, accrues interest at 10% per annum, calls for monthly interest payments on the first business day of each month and the remaining balance to be paid on or before May 28, 2011. The second note, in the principal amount of $470,000, accrues interest at 10% per annum. On May 28, 2010 the Company made a payment of $100,000. On August 27, 2010, the Company made a scheduled payment of $185,000 plus accrued interest, with the remaining balance including accrued interest due on November 29, 2010.
(4) Bank Loan
     On September 30, 2010 the Company entered into an amended agreement with Wells Fargo Capital Finance, LLC to temporarily increase the maximum borrowing from $30.0 million to $50.0 million through December 30, 2010, to $35.0 million through January 30, 2011 and back to $30.0 million thereafter. Costs associated with the amended agreement totaled $100,000. This facility expires on October 31, 2012. Borrowings under the Credit Facility are secured by a first priority interest in the inventories, equipment, accounts receivable and investment properties of Mad Catz, Inc. and by a pledge of all of the capital stock of the Company’s subsidiaries and is guaranteed by the Company.
(5) Inventories
     Inventories consist of the following (in thousands):

	September 30,	March 31,
	2010	2010
Raw materials	$3,931	$1,546
Finished goods	47,678	15,429

Inventories	$51,609	$16,975

(6) Comprehensive Income (Loss)
     Comprehensive income (loss) for the three and six months ended September 30, 2010 and 2009 consists of the following components (in thousands):

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Net income (loss)	$1,128	$(971)	$(248)	$(1,967)
Foreign currency translation adjustment	876	88	444	1,412

Comprehensive income (loss)	$2,004	$(883)	$196	$(555)

     The foreign currency translation adjustments are not adjusted for income taxes as they relate to indefinite investments in non-U.S. subsidiaries.
(7) Basic and Diluted Net Earnings per Share
Basic earnings per share is calculated by dividing the net earnings by the weighted average number of common shares outstanding during the reporting period. Diluted earnings per share includes the impact of potentially dilutive common stock-based equity instruments.
     Outstanding options to purchase an aggregate of 7,748,037 and 7,667,004 shares of the Company’s common stock for the three and six months ended September 30, 2010, respectively, and 7,094,433 and 6,988,592 shares of the Company’s common stock for the three and six months ended September 30, 2009, respectively, were excluded from diluted net loss per share calculations because inclusion of such options would have an anti-dilutive effect on losses in these periods. Weighted average shares of 10,217,744 related to $14,500,000 of convertible notes payable the Company issued to the seller of Saitek on November 20, 2007 as part of the consideration relating to that acquisition were excluded from the calculation for each of the three and six month periods ended September 30, 2010 and 2009 because of their anti-dilutive effect during the period.

(8) Geographic Data
     The Company’s sales are attributed to the following geographic regions (in thousands):

	Three months ended		Six months ended
	September 30,		September 30,
	2010	2009	2010	2009
Net sales:
United States	$23,971	$11,531	$34,403	$25,141
Europe	12,235	8,504	20,579	15,829
Canada	434	500	803	1,357
Other countries	769	1,068	1,535	1,654

	$37,409	$21,603	$57,320	$43,981

     Revenue is attributed to geographic regions based on the location of the customer. During the three and six months ended September 30, 2010, one customer individually accounted for approximately 34% and 30% of the Company’s gross sales, respectively. During the three and six months ended September 30, 2009, one customer individually accounted for approximately 23% and 24% of the Company’s gross sales, respectively.
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     Unless the context otherwise requires, all references in this section to the “Company”, “we”, “us” or “our” refer, collectively, to Mad Catz Interactive, Inc. and all of its subsidiaries, and all references in this section to “Mad Catz” refer to Mad Catz Interactive, Inc.
     This section contains forward-looking statements and forward looking information (collectively “forward-looking statements”) as defined in applicable securities legislation involving risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors including those set out under “Forward-looking Statements” herein and in “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended March 31, 2010 and in Part II Other Information — Item 1A. Risk Factors in this Quarterly Report on Form 10-Q. The following discussion should be read in conjunction with our condensed consolidated financial statements and related notes included in this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K for the fiscal year ended March 31, 2010.
Overview
Our Business
     We design, manufacture (primarily through third parties in Asia), market and distribute accessories for all major videogame platforms, the PC and, to a far lesser extent, the iPod and other audio devices. Our accessories are marketed primarily under the Mad Catz, Tritton, Saitek, Joytech, GameShark and AirDrives brands; we also produce for selected customers a limited range of products which are marketed on a “private label” basis. Our products include videogame, PC and audio accessories, such as control pads, steering wheels, joysticks, memory cards, video cables, flight sticks, dance pads, microphones, car adapters, carry cases, mice, keyboards and headsets. We also market videogame enhancement products and publish videogames.
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
Potential Fluctuations in Foreign Currency
     During the three and six month periods ended September 30, 2010, approximately 36% and 40% of total net sales were transacted outside of the United States, respectively. The majority of our international business is presently conducted in currencies other than the U.S. dollar. Foreign currency transaction gains and losses arising from normal business operations are credited to or charged against earnings in the period incurred. As a result, fluctuations in the value of the currencies in which we conduct our business relative to the U.S. dollar will cause currency transaction gains and losses, which we have experienced in the past and continue to experience. Due to the volatility of currency exchange rates, among other factors, we cannot predict the effect of exchange rate fluctuations upon future operating results. There can be no assurances that we will not experience currency losses in the future. To date we have not hedged against foreign currency exposure.
Critical Accounting Policies
     Our critical accounting principles and estimates remain consistent with those reported in our Annual Report on Form 10-K for the year ended March 31, 2010, as filed with the Securities and Exchange Commission.

RESULTS OF OPERATIONS
Net Sales
     From a geographical perspective, our net sales for the three and six months ended September 30, 2010 and 2009 were as follows (in thousands):

	Three months ended September 30,				$	%
	2010	%of total	2009	%of total	Change	Change
United States	$23,971	64%	$11,531	54%	$12,440	108%
Europe	12,235	33%	8,504	39%	3,731	44%
Canada	434	1%	500	2%	(66)	(13)%
Other countries	769	2%	1,068	5%	(299)	(28)%

Consolidated net sales	$37,409	100%	$21,603	100%	$15,806	73%

	Six months ended September 30,				$	%
	2010	%of total	2009	%of total	Change	Change
United States	$34,403	60%	$25,141	57%	$9,262	37%
Europe	20,579	36%	15,829	36%	4,750	30%
Canada	803	1%	1,357	3%	(554)	(41)%
Other countries	1,535	3%	1,654	4%	(119)	(7)%

Consolidated net sales	$57,320	100%	$43,981	100%	$13,339	30%

     For the three months ended September 30, 2010, consolidated net sales increased 73% as compared to the three month period ended September 30, 2009. In the United States, the increase in net sales is primarily attributable to sales of our accessories compatible with the Rock Band 3 game scheduled to launch in October 2010, which began in September 2010, and to a lesser extent sales related to the Tritton acquisition in Q1, and the timing of the prior year period holiday season ordering ramp, which was delayed from the end of September into October. In Europe the increase is largely attributable to the success of sales of third party products on a distribution basis, partially offset by foreign exchange fluctuations.
     For the six months ended September 30, 2010, consolidated net sales increased 30% as compared to the six months ended September 30, 2009. In the United States, the preponderance of the increase in net sales occurred during the latter part of the six month period for the reasons described above. In Europe the increase is largely attributable to the success of sales of third party products on a distribution basis, partially offset by foreign exchange fluctuations. In Canada the decrease in net sales primarily relates to fewer sales of the Street Fighter IV Tournament Edition FightStick made during the six months ended September 30, 2010 compared to the six months ended September 30, 2009.
     Our sales by product group as a percentage of gross sales for the three and six months ended September 30, 2010 and 2009 were as follows:

	Three months ended		Six months ended
	September 30,		September 30,
	2010	2009	2010	2009
Xbox 360	37%	26%	34%	29%
PC	17%	32%	17%	28%
PlayStation 3	12%	11%	16%	15%
Wii	11%	11%	11%	10%
Handheld Consoles(a)	4%	5%	3%	6%
PlayStation 2	1%	2%	1%	2%
GameCube	1%	2%	2%	2%
All others	17%	11%	16%	8%

Total	100%	100%	100%	100%

(a)	Handheld consoles include Sony PSP and Nintendo Game Boy Advance, Game Boy Advance SP, DS, DS Lite, DSi and Micro.

     Our sales by product category as a percentage of gross sales for the three and six months ended September 30, 2010 and 2009 were as follows:

	Three months ended		Six months ended
	September 30,		September 30,
	2010	2009	2010	2009
Audio	27%	9%	29%	9%
Specialty controllers	23%	35%	16%	38%
Games	15%	2%	17%	2%
Accessories	14%	23%	15%	23%
Controllers	12%	22%	15%	19%
Personal computer products	8%	9%	7%	9%
All others	1%	—%	1%	—%

Total	100%	100%	100%	100%

Gross Profit
     Gross profit is defined as net sales less cost of sales. Cost of sales consists of product costs, cost of licenses and royalties, cost of freight-in and freight-out and distribution center costs, including depreciation and other overhead.
     The following table presents net sales, cost of sales and gross profit for the three and six months ended September 30, 2010 and 2009 (in thousands):

	Three months ended September 30,
		% of Net		% of Net	$	%
	2010	Sales	2009	Sales	Change	Change
Net sales	$37,409	100.0%	$21,603	100.0%	$15,806	73.2%
Cost of sales	26,904	71.9%	14,846	68.7%	12,058	81.2%

Gross profit	$10,505	28.1%	$6,757	31.3%	$3,748	55.5%

	Six months ended September 30,
		% of Net		% of Net	$	%
	2010	Sales	2009	Sales	Change	Change
Net sales	$57,320	100.0%	$43,981	100.0%	$13,339	30.3%
Cost of sales	40,873	71.3%	30,571	69.5%	10,302	33.7%

Gross profit	$16,447	28.7%	$13,410	30.5%	$3,037	22.6%

     Gross profit for the three months ended September 30, 2010 increased 55.5%, while gross profit as a percentage of net sales, or gross profit margin, decreased from 31.3% to 28.1%. Gross profit for the six months ended September 30, 2010 increased 22.6%, while gross profit as a percentage of net sales, decreased from 30.5% to 28.7%. The changes in gross profit margin for the three and six months ended September 30, 2010 were primarily due to foreign exchange fluctuations, which accounted for approximately 2.1% of the decrease in each of the periods, and product mix changes. We expect the gross profit margins to remain in the current range, although the gross profit margins may fluctuate due to factors such as changes in product mix and exchange rate fluctuations.
Operating Expenses
     Operating expenses for the three and six months ended September 30, 2010 and 2009 were as follows (in thousands):

	Three months ended September 30,
		% of Net		% of Net	$	%
	2010	Sales	2009	Sales	Change	Change
Sales and marketing	$3,562	9.5%	$2,609	12.1%	$953	36.5%
General and administrative	3,295	8.8%	3,045	14.1%	250	8.2%
Research and development	950	2.5%	691	3.2%	259	37.5%
Acquisition related items	546	1.5%	—	—%	546	100%
Amortization	224	0.6%	590	2.7%	(366)	(62.0)%

Total operating expenses	$8,577	22.9%	$6,935	32.1%	$1,642	23.7%

	Six months ended September 30,
		% of Net		% of Net	$	%
	2010	Sales	2009	Sales	Change	Change
Sales and marketing	$6,047	10.5%	$5,051	11.5%	$996	19.7%
General and administrative	6,518	11.4%	6,097	13.9%	421	6.9%
Research and development	1,691	2.9%	1,292	2.9%	399	30.9%
Acquisition related items	606	1.1%	—	—%	606	100
Amortization	465	0.8%	1,172	2.7%	(707)	(60.3)%

Total operating expenses	$15,327	26.7%	$13,612	30.9%	$1,715	12.6%

     Sales and Marketing. Sales and marketing expenses consist primarily of payroll, commissions, participation at trade shows and travel costs for our worldwide sales and marketing staff, advertising expense and costs of operating our websites. The increase in sales and marketing for the three and six months ended September 30, 2010 is primarily due to increased marketing spending related to increased trade shows in 2010 compared to 2009. Going forward, we expect fixed costs to grow approximately at the rate of inflation, with some increase in discretionary marketing spending in connection with the launch of new products. Altogether, we expect expenses as a percentage of our sales to decline as we increase our sales.
     General and Administrative. General and administrative expenses include salaries and benefits for our executive and administrative personnel, facilities costs and professional services, such as legal and accounting. The increase in general and administration expenses for the three and six months ended September 30, 2010 is primarily related to termination fees associated with the departure of the former Chief Financial Officer, whereby he will receive a compensation package equal to $289,000 and continuation of health and dental benefits through March 2011. Going forward, we expect these expenses as a percentage of our sales to decline as we increase our sales.
     Research and Development. Research and development expenses include the costs of developing and enhancing new and existing products. The increase in research and development expenses relates to a greater focus on research and development activities. We expect research and development expenses to remain at their current levels for the foreseeable future.
     Amortization. Amortization expenses consist of the amortization of the acquired intangible assets from Saitek, Joytech and Tritton. These acquisitions occurred in the third and second quarters of fiscal 2008 and first quarter of fiscal 2011, respectively. The decrease in amortization expense is related to the expiration of the life of certain intangibles, partially offset by additional amortization related to the Tritton acquisition.
Interest Expense, Foreign Exchange Gain(Loss) and Other Income
     Interest expense, foreign exchange gain (loss) and other income for the three and six months ended September 30, 2010 and 2009 were as follows (in thousands):

	Three months ended September 30,
		% of Net		% of Net	$	%
	2010	Sales	2009	Sales	Change	Change
Interest expense	$(713)	1.9%	$(525)	2.4%	$(188)	35.8%
Foreign exchange gain (loss)	$909	2.4%	$(106)	0.5%	$1,015	957.5%
Other income	$117	0.3%	$65	0.3%	$52	80.0%

	Six months ended September 30,
		% of Net		% of Net	$	%
	2010	Sales	2009	Sales	Change	Change
Interest expense	$(1,238)	2.2%	$(993)	2.3%	$(245)	24.7%
Foreign exchange gain (loss)	$695	1.2%	$(419)	1.0%	$1,114	265.9%
Other income	$177	0.3%	$96	0.2%	$81	84.4%
     The increase in interest expense during the three and six month periods ended September 30, 2010 is related to higher debt balances required to finance the peak season inventory build and higher interest rates. The foreign exchange gains in the three and six months ended September 30, 2010 are due primarily to the rise in value of the Great British Pound and the Euro versus the U.S. dollar and Hong Kong dollar during those periods. The foreign exchange losses in the three and six months ended September 30, 2009 were due primarily to the rise in value of the U.S. dollar and Hong Kong dollar relative to the Great British Pound and the Euro during those periods.
     Other income during the three and six month periods ended September 30, 1010 primarily consists of an insurance recovery and to a lesser extent, advertising income from our GameShark.com website.

Income Tax Expense (Benefit)
     Income tax expense (benefit) for the three and six months ended September 30, 2010 and 2009 was as follows (in thousands):

	Three months ended September 30,
		Effective		Effective	$	%
	2010	Tax Rate	2009	Tax Rate	Change	Change
Income tax expense	$1,113	49.7%	$227	(30.5)%	$886	390.3%

	Six months ended September 30,
		Effective		Effective	$	%
	2010	Tax Rate	2009	Tax Rate	Change	Change
Income tax expense	$1,002	132.9%	$449	(29.6)%	$553	123.2%
     The Company’s effective tax rate is a blended rate for different jurisdictions in which the Company operates. The effective tax rate fluctuates depending on the taxable income in each jurisdiction and the statutory income tax rates in those jurisdictions. Our Canadian operations are excluded from the effective tax rate calculation due to its continuing operations loss and the full valuation allowances against its deferred tax assets. The change in the effective tax rate in the second quarter of fiscal 2011 versus the second quarter of fiscal 2010 was primarily due to the book losses in certain jurisdictions in the second quarter of fiscal 2010 as compared to income in those jurisdictions in the second quarter of fiscal 2011.
For fiscal 2011, we project a 41% effective tax rate, with the inclusion of discrete items. This differs from tax computed at the Canadian statutory rate primarily due to projected Canadian losses for which no tax benefit will be recognized and a valuation allowance on U.S. deferred tax assets. This difference is partially offset by the benefit of lower tax rates on earnings of certain foreign subsidiaries. Our current projected tax rate for fiscal 2011 could change significantly if actual results differ from our current outlook-based projections
Liquidity and Capital Resources
Sources of Liquidity

	As of and for the
	six months ended
	September 30,
(in thousands)	2010	2009	Change
Cash	$3,686	$6,298	$(2,612)

Percentage of total assets	3.4%	8.8%
Cash used in operating activities	$(20,489)	$(1,289)	$(19,200)
Cash used in investing activities	(2,209)	(1,422)	(787)
Cash provided by financing activities	24,056	5,822	18,234
Effects of foreign exchange on cash	83	297	(214)

Net increase (decrease) in cash	$1,441	$3,408	(1,967)

     At September 30, 2010, available cash was approximately $3.7 million compared to cash of approximately $2.2 million at March 31, 2010 and $6.3 million at September 30, 2009. Our primary sources of liquidity include a revolving line of credit (as discussed below under Cash Flows from Financing Activities), cash on hand at the beginning of the year and cash flows generated from operations during the year.
Cash Flows from Operating Activities
     Our cash flows from operating activities have typically included the collection of customer receivables generated by the sale of our products, offset by payments to vendors for materials and manufacture of our products. For the six months ended September 30, 2010, cash used in operating activities was $20.5 million compared to cash used of $1.3 million for the six months ended September 30, 2009. Cash used in operations for the six months ended September 30, 2010 and 2009 primarily resulted from an increase of inventories due to the build-up in preparation for the peak annual sales season, partially offset by the correlating increase in accounts payable. The increase in cash usage during the fiscal year 2011 compared to the 2010 period is mainly due to a higher peak season sales forecasted which required a greater inventory build-up.
     Due to the seasonality of our business, we typically experience a large build-up in inventories beginning during our second fiscal quarter ending September 30, with corresponding increases in accounts payable and our bank loan balance. These increases are in anticipation of the holiday selling season, which occurs during our third fiscal quarter ending December 31. During the third quarter our inventories decrease and accounts receivable increase as a result of the annual holiday selling. A large percentage of our annual revenue is generated during our third quarter. During our fourth quarter ending March 31, the sales cycle completes with decreases in accounts receivable, inventory, accounts payable and bank loan and net increase in cash. We forecast the expected demand for the holiday selling season months in advance to ensure adequate quantities of inventory. Our sales personnel forecast holiday sales based on information that we receive from our major customers as to expected product purchases for the holiday season, and we also utilize mathematical modeling techniques to forecast demand based on recent point-of-sale activity. If demand does not meet expectations, the result will be excess inventories, reduced sales and the overall effect could result in a reduction to cash flows from operating activities following payment of accounts payable.
Cash Flows from Investing Activities
     Cash used in investing activities was $2.2 million during the six months ended September 30, 2010 and $1.4 million during the six months ended September 30, 2009. In the six months ended September 30, 2010, $1.2 million of the cash used in investing activities related to the purchase of Tritton and the remainder consisted of capital expenditures to support our operations and were made up primarily of purchases of production molds, and to a lesser extent, computers and machinery and equipment. In the six months ended September 30, 2009, all cash used in investing activities related to capital expenditures.
Cash Flows from Financing Activities
     Cash provided by financing activities was $24.1 million for the six months ended September 30, 2010 compared to cash provided of $5.8 million for the six months ended September 30, 2009. Cash provided by financing activities during both periods was a result of increased borrowings under our line of credit.
     We maintain a Credit Facility with Wells Fargo Capital Finance, LLC, successor by merger to Wachovia Capital Finance Corporation (Central) (“Wells Fargo”) to borrow up to $30 million under a revolving line of credit subject to the availability of eligible collateral (accounts receivable and inventories), which changes throughout the year. The line of credit accrues interest on the daily outstanding balance at the U.S. prime rate plus 2.0% per annum. This facility expires on October 31, 2012. At September 30, 2010, the interest rate was 5.25%. We are also required to pay a monthly service fee of $2,000 and an unused line fee equal to 0.50% of the unused portion of the loan. Borrowings under the Credit Facility are secured by a first priority interest in the inventories, equipment, accounts receivable and investment properties of Mad Catz, Inc. and by a pledge of all of the capital stock of the Company’s subsidiaries and is guaranteed by the Company. We are required to meet a quarterly covenant based on the Company’s free cash flow. We were in compliance with this covenant as of September 30, 2010.
     On September 30, 2010, the Company entered into an Amending Agreement with Wells Fargo that temporarily modifies the maximum borrowing amount permitted under the Credit Facility from $30.0 million to $50.0 million through December 30, 2010, to $35.0 million through January 30, 2011 and back to $30.0 million from and after January 31, 2011.
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
Contractual Obligations and Commitments
     As a result of the Tritton acquisition on May 28, 2010, the Company is required to make additional cash payments to former Tritton share holders of up to an aggregate of $8.7 million based on the achievement of certain specified performance measures. There have been no other material changes to our contractual obligations from the information provided in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, included in our Annual Report on Form 10-K for the fiscal year ended March 31, 2010.
     As of September 30, 2010 and March 31, 2010, we did not have any relationships with unconsolidated entities or financial parties, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As such, we are not exposed to any financing, liquidity, market, or credit risk that could arise if we had engaged in such relationships.

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

	Three months ended		Six months ended
	September 30,		September 30,
	2010	2009	2010	2009
Net income (loss)	$1,128	$(971)	$(248)	$(1,967)
Adjustments:
Interest expense	713	525	1,238	993
Income tax expense	1,113	227	1,002	449
Depreciation and amortization	680	1,048	1,346	2,084

EBITDA	$3,634	$829	$3,338	$1,559

Forward-Looking Statements
     Certain statements in this Quarterly Report on Form 10-Q are not historical fact and constitute “forward-looking statements” within the meaning of Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended and constitute “forward-looking information” as defined in applicable Canadian securities legislation (collectively “forward-looking statements”). These forward-looking statements may address, among other things, our strategy for growth, business development, market and competitive position, financial results, expected revenue, expense levels in the future and the sufficiency of our existing assets to fund future operations and capital spending needs. These statements relate to our expectations, hopes, beliefs, anticipations, commitments, intentions and strategies regarding the future, and may be identified by the use of words or phrases such as “believe,” “expect,” “anticipate,” “should,” “plan,” “estimate,” and “potential,” among others. Specifically this document contains forward-looking statements regarding, among other things, the continuance of seasonal fluctuations in the Company’s sales, inventories, receivables, payables and cash; the effect of currency exchange rate fluctuations; the sufficiency of funds available to meet operational needs; and our expectations for fiscal 2011 in respect of our gross profit margin and operating expenses.
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

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
     For the second quarter of fiscal 2011, our management with the participation of our Chief Executive Officer and our Chief Financial Officer evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of September 30, 2010. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Accordingly, our disclosure controls and procedures have been designed to provide reasonable assurance of achieving their objectives. Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that as of such date, our disclosure controls and procedures were effective at the reasonable assurance level in ensuring that information required to be disclosed by us in the reports that we file under the Exchange Act is recorded, processed, summarized and reported within the time period specified in the rules and forms of the Securities and Exchange Commission.
Changes in Internal Control over Financial Reporting
     There has been no change in our internal control over financial reporting during the quarter ended September 30, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. The Company’s process for evaluating controls and procedures is continuous and encompasses constant improvement of the design and effectiveness of established controls and procedures and the remediation of any deficiencies which may be identified during the process.

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

Item 6. Exhibits

10.1	First Amending Agreement, dated as of September 30, 2010, between Mad Catz, Inc. and Wells Fargo Capital Finance, LLC, successor by merger to Wachovia Capital Finance Corporation (Central). (Filed as an exhibit to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 6, 2010 and incorporated herein by reference.)

10.2	Mad Catz Interactive, Inc. Stock Option Plan — 2007, as amended and restated. (Filed as an exhibit to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 16, 2010 and incorporated herein by reference.)

31.1	Certification of Registrant’s Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Registrant’s Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Registrant’s Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002. This certification is being furnished solely to accompany this Quarterly Report on Form 10-Q and is not being filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and is not to be incorporated by reference into any filing of the Company.

32.2	Certification of Registrant’s Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002. This certification is being furnished solely to accompany this Quarterly Report on Form 10-Q and is not being filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and is not to be incorporated by reference into any filing of the Company.
SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MAD CATZ INTERACTIVE, INC.
November 4, 2010	/s/ Darren Richardson
Darren Richardson
President and Chief Executive Officer

November 4, 2010	/s/ Allyson Vanderford
Allyson Vanderford
Interim Chief Financial Officer