Form 10-Q
period 2010-12-31
MAD CATZ INTERACTIVE INC
filed 2011-02-09
CIK 1088162

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended December 31, 2010
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
There were 55,723,132 shares of the registrant’s common stock issued and outstanding as of February 4, 2010.

MAD CATZ INTERACTIVE, INC.
FORM 10-Q
FOR THE PERIOD ENDED DECEMBER 31, 2010

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
MAD CATZ INTERACTIVE, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands of U.S. dollars, except share data)
(unaudited)

	December 31,	March 31,
	2010	2010
Assets
Current assets:
Cash	$9,921	$2,245
Accounts receivable, net	51,239	14,620
Other receivables	290	123
Income tax receivable	21	21
Inventories	32,511	16,975
Deferred tax assets	17	17
Prepaid expenses and other current assets	1,559	1,410

Total current assets	95,558	35,411
Deferred tax assets	739	766
Other assets	784	626
Property and equipment, net	3,684	3,452
Intangible assets, net	5,805	2,828
Goodwill	11,387	8,466

Total assets	$117,957	$51,549

Liabilities and Shareholders’ Equity
Current liabilities:
Bank loan	$25,813	$3,829
Accounts payable	29,488	11,871
Accrued liabilities	15,978	7,988
Note payable, current	333	—
Contingent consideration, current	1,035	—
Income taxes payable	4,265	1,670

Total current liabilities	76,912	25,358
Convertible notes payable	14,500	14,500
Contingent consideration	3,297	—
Other long-term liabilities	1,690	357

Total liabilities	96,399	40,215
Shareholders’ equity:
Common stock, no par value, unlimited shares authorized; 55,716,892 and 55,098,549 shares issued and outstanding at December 31, 2010 and March 31, 2010, respectively	49,681	48,865
Accumulated other comprehensive loss	(95)	(55)
Accumulated deficit	(28,028)	(37,476)

Total shareholders’ equity	21,558	11,334

Total liabilities and shareholders’ equity	$117,957	$51,549

See accompanying notes to unaudited condensed consolidated financial statements.

MAD CATZ INTERACTIVE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)
(in thousands of U.S. dollars, except share data)

	Three Months Ended		Nine months Ended
	December 31,		December 31,
	2010	2009	2010	2009
Net sales	$92,957	$48,763	$150,276	$92,745
Cost of sales	66,556	32,822	107,429	63,424

Gross profit	26,401	15,941	42,847	29,321
Operating expenses:
Sales and marketing	4,935	3,696	10,982	8,747
General and administrative	4,047	3,465	10,565	9,533
Research and development	1,089	741	2,780	2,033
Acquisition related items	102	—	708	—
Amortization of intangible assets	244	395	708	1,567

Total operating expenses	10,417	8,297	25,743	21,880

Operating income	15,984	7,644	17,104	7,441
Interest expense, net	(1,046)	(645)	(2,284)	(1,637)
Foreign exchange gain (loss), net	(736)	109	(41)	(310)
Other income	46	42	223	138

Income before income taxes	14,248	7,150	15,002	5,632
Income tax expense	4,552	1,558	5,554	2,007

Net income	$9,696	$5,592	$9,448	$3,625

Basic net income per share	$0.18	$0.10	$0.17	$0.07

Diluted net income per share	$0.15	$0.09	$0.16	$0.07

Weighted average shares — basic	55,278,606	55,098,549	55,158,786	55,098,549

Weighted average shares — diluted	66,684,037	65,316,293	65,819,064	55,098,549

See accompanying notes to unaudited condensed consolidated financial statements.

MAD CATZ INTERACTIVE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(in thousands of U.S. dollars)

	Nine months Ended
	December 31,
	2010	2009
Cash flows from operating activities:
Net income	$9,448	$3,625
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,036	3,003
Amortization of deferred financing fees	212	114
Provision for deferred income taxes	27	118
Loss on disposal or sale of assets	2	81
Stock-based compensation	458	458
Changes in operating assets and liabilities, net of effects from acquisition:
Accounts receivable	(36,151)	(12,593)
Other receivables	(167)	296
Inventories	(12,924)	(7,133)
Prepaid expenses and other current assets	(65)	220
Other assets	(343)	2
Accounts payable	15,026	2,479
Accrued liabilities	8,373	3,429
Income taxes receivable/payable	2,593	1,398

Net cash used in operating activities	(11,475)	(4,503)

Cash flows from investing activities:
Purchases of property and equipment	(1,473)	(2,412)
Cash paid for acquisition, net of cash received	(1,189)	—

Net cash used in investing activities	(2,662)	(2,412)

Cash flows from financing activities:
Payment of financing fees	(100)	(458)
Repayments on notes payable	(470)	—
Repayments on bank loan	(99,875)	(68,291)
Borrowings on bank loan	121,859	78,275
Proceeds from exercise of stock options	358	—

Net cash provided by financing activities	21,772	9,526

Effects of foreign exchange on cash	41	324

Net increase in cash	7,676	2,935
Cash, beginning of period	2,245	2,890

Cash, end of period	$9,921	$5,825

Supplemental cash flow information:
Income taxes paid	$2,959	$655

Interest paid	$970	$1,248

Supplemental disclosure of non-cash investing and financing activities:
Fair value of assets acquired in acquisition, net of cash received	3,306	—
Goodwill	2,928	—
Intangible assets	3,700	—
Liabilities assumed in acquisition	(4,155)	—
Notes payable assumed in acquisition	(803)	—
Contingent consideration liability, net of $413 working capital adjustment	(3,787)	—

Net cash paid for acquisition	$1,189	$—

See accompanying notes to unaudited condensed consolidated financial statements.

MAD CATZ INTERACTIVE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(1) Basis of Presentation
     The condensed consolidated balance sheets and related condensed consolidated statements of operations and cash flows contained in this Quarterly Report on Form 10-Q, which are unaudited, include the accounts of Mad Catz Interactive, Inc. (the “Company”) and its wholly-owned subsidiaries. Intercompany balances and transactions have been eliminated in consolidation. In the opinion of management, all entries necessary for a fair presentation of such condensed consolidated financial statements have been included. These entries consisted only of normal recurring items. The results of operations for the interim period are not necessarily indicative of the results to be expected for any other interim period or for the entire fiscal year. The Company generates a substantial percentage of net sales in the last three months of every calendar year, its fiscal third quarter.
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
(2) Acquisition
     On May 28, 2010, the Company acquired all of the outstanding stock of Tritton Technologies Inc. (“Tritton”), a private corporation incorporated under the laws of Delaware. Tritton designs, develops, manufactures (through third parties in Asia), markets and sells videogame and PC accessories, most notably gaming audio headsets. The Company acquired all of Tritton’s net tangible and intangible assets, including trade names, customer relationships and product lines. Cash paid for the acquisition was approximately $1.4 million, subject to a working capital adjustment currently estimated to be $413,000. The Company is required to make additional cash payments to former Tritton shareholders of up to an aggregate of $8.7 million based on the achievement of certain specified performance measures over a five year period. As a result of the acquisition, Tritton became a wholly-owned subsidiary of the Company and accordingly, the results of operations of Tritton are included in the Company’s consolidated financial statements from the acquisition date. The Company financed the acquisition through borrowings under the Company’s working capital facility. The acquisition expanded the Company’s product offerings in the high growth gaming audio market and further leveraged the Company’s assets, infrastructure and capabilities.

     The purchase price allocation for the acquisition of Tritton set forth below is preliminary and the Company expects to finalize the preliminary working capital adjustment to complete the purchase price allocation by fiscal year end. Fair-value measurements have been determined based on assumptions that market participants would use in the pricing of the asset or liability. The following tables summarize the consideration paid for Tritton and the amounts of the assets acquired and liabilities assumed recognized at the acquisition date (in thousands):

Consideration:
Cash paid	1,350
Preliminary working capital adjustment, net of holdback	(413)
Fair value of contingent consideration	4,200
Total purchase price	5,137
     The preliminary working capital adjustment, net of holdback, was adjusted during the three months ended December 31, 2010 to decrease the adjustment from the previous estimate of $947,000 to the revised estimate of $413,000 based on new information obtained during the quarter that existed as of the acquisition date. The working capital adjustment is recorded against the contingent consideration liability, resulting in an increase in the current contingent consideration liability of $534,000 during the three months ended December 31, 2010. The $5.1 million purchase price for Tritton exceeded the value of the acquired tangible and identifiable intangible assets, and therefore the Company allocated $2.9 million to non tax deductible goodwill.

Recognized amounts of identifiable assets acquired and liabilities assumed
Net working capital	(197)
Property, plant and equipment and other assets	120
Deferred tax liability	(1,413)
Goodwill	2,927
Other intangible assets	3,700
Total purchase price	5,137
     The fair values of the acquired identifiable intangible assets with definite lives are as follows (in thousands):

Customer relationships	900
Trademark and trade names	2,800
     The contingent consideration arrangement requires the Company to pay the former owners of Tritton additional consideration based on a percentage of future sales of Tritton products, subject to maximum annual amounts. The fair value of the contingent consideration arrangement has been determined primarily by using the income approach and using a discount rate of approximately 19 percent. The amount paid for contingent consideration is expected to be reduced by the amount of any working capital adjustment. As of December 31, 2010, the liability for contingent consideration is shown net of the estimated working capital adjustment and holdback of $413,000.
     The estimated fair value of the contingent consideration increased $102,000 during the three months ended December 31, 2010. The Company will assess the estimated fair value of the contractual obligation to pay the contingent consideration on a quarterly basis and any changes in estimated fair value will be recorded in ‘acquisition related items’ in the Company’s statement of operations.
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
     The fair value assigned to trademarks and trade names has been determined primarily by using the income approach, which estimates the future royalties which would have to be paid to the owner of the brand for its current use. Tax is deducted and a discount rate is used to determine the present value of future cash flows. This is based on the brand in its current use and is based on savings from owning the brand, or relief from royalties that would otherwise be paid to the brand owner. The fair value assigned to customer relationships has been determined primarily by using the income approach, which estimates the value of an asset based on discounted future earnings specifically attributed to that asset, that is, in excess of returns for other assets that contributed to those earnings. The discount rate used in these valuation methods is approximately 19 percent.
Transaction costs related to the acquisition totaled $0 and $163,000 during the three and nine months ended December 31, 2010, and are recorded in ‘acquisition related items’ in the accompanying condensed consolidated statement of operations.

Changes in goodwill
     Changes in goodwill for the nine months ended December 31, 2010 were as follows (in thousands):

Goodwill balance as of March 31, 2010	8,466
Changes due to foreign currency translation	(6)
Increase due to Tritton acquisition	2,927
Goodwill balance as of December 31, 2010	11,387
Accumulated goodwill impairment charges as of December 31, 2010 and March 31, 2010 were $27.9 million.
(3) Notes Payable
     On May 28, 2010 in connection with the Tritton acquisition, the Company assumed two notes payable. The first note, in the principal amount of $333,000, accrues interest at 10% per annum, calls for monthly interest payments on the first business day of each month and the remaining balance to be paid on or before May 28, 2011. The second note, in the principal amount of $470,000, accrued interest at 10% per annum. As of December 31, 2010 this note has been settled in full.
(4) Bank Loan
     On September 30, 2010 the Company entered into an amended agreement with Wells Fargo Capital Finance, LLC to temporarily increase the maximum borrowing from $30.0 million to $50.0 million through December 30, 2010, to $35.0 million through January 30, 2011 and back to $30.0 million thereafter. Costs associated with the amended agreement totaled $100,000. This facility expires on October 31, 2012. Borrowings under the Credit Facility are secured by a first priority interest in the inventories, equipment, accounts receivable and investment properties of Mad Catz, Inc. and by a pledge of all of the capital stock of the Company’s subsidiaries and are guaranteed by the Company.
(5) Inventories
     Inventories consist of the following (in thousands):

	December 31,	March 31,
	2010	2010
Raw materials	$1,054	$1,546
Finished goods	31,457	15,429

Inventories	$32,511	$16,975

(6) Comprehensive Income
     Comprehensive income for the three and nine months ended December 31, 2010 and 2009 consists of the following components (in thousands):

	Three Months Ended		Nine months Ended
	December 31,		December 31,
	2010	2009	2010	2009
Net income	$9,696	$5,592	$9,448	$3,625
Foreign currency translation adjustment	(484)	(590)	(40)	822

Comprehensive income	$9,212	$5,002	$9,408	$4,447

     The foreign currency translation adjustments are not adjusted for income taxes as they relate to indefinite investments in non-U.S. subsidiaries.
(7) Basic and Diluted Net Earnings per Share
Basic earnings per share is calculated by dividing the net earnings by the weighted average number of common shares outstanding during the reporting period. Diluted earnings per share includes the impact of potentially dilutive common stock-based equity instruments (in thousands, except share data).

	Three Months Ended		Nine months Ended
	December 31,		December 31,
	2010	2009	2010	2009
Numerator:
Net income	$9,696	$5,592	$9,448	$3,625
Effect of convertible notes payable	310	304	917	—

Numerator for diluted net earnings per share	10,006	5,896	10,365	3,625

Denominator:
Weighted average shares used to compute basis EPS	55,278,606	55,098,549	55,158,786	55,098,549
Effect of convertible debt	10,217,744	10,217,744	10,217,744	—
Effect of dilutive share share-based awards	1,187,687	—	442,534	—

Denominator for diluted net earnings per share	66,684,037	65,316,293	65,819,064	55,098,549

Basic earnings per share	$0.18	$0.10	$0.17	$0.07
Diluted earnings per share	$0.15	$0.09	$0.16	$0.07
     Outstanding options to purchase an aggregate of 7,094,455 and 7,423,783 shares of the Company’s common stock for the three and nine months ended December 31, 2010, respectively, and 7,590,900 and 7,190,091 shares of the Company’s common stock for the three and nine months ended December 31, 2009, respectively, were excluded from diluted net income per share calculations because inclusion of such options would have an anti-dilutive effect during these periods. Weighted average shares of 10,217,744 related to $14,500,000 of convertible notes payable that the Company issued to the seller of Saitek on November 20, 2007 as part of the consideration relating to that acquisition were excluded from the calculation for the nine month period ended December 31, 2009 because of their anti-dilutive effect during the period.

(8) Geographic Data
     The Company’s sales are attributed to the following geographic regions (in thousands):

	Three months ended		Nine months ended
	December 31,		December 31,
	2010	2009	2010	2009
Net sales:
United States	$52,908	$23,375	$87,311	$48,520
Europe	35,141	22,982	55,720	38,811
Canada	3,530	1,201	4,332	2,555
Other countries	1,378	1,205	2,913	2,859

	$92,957	$48,763	$150,276	$92,745

     Revenue is attributed to geographic regions based on the location of the customer. During the three and nine months ended December 31, 2010, one customer individually accounted for approximately 24% and 27% of the Company’s gross sales, respectively. During each of the three and nine months ended December 31, 2009, one customer individually accounted for approximately 25% of the Company’s gross sales.

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
Overview
Our Business
     We design, manufacture (primarily through third parties in Asia), market and distribute accessories for all major videogame platforms, the PC and, to a far lesser extent, the iPod and other audio devices. Our accessories are marketed primarily under the Mad Catz, Tritton, Saitek, Joytech, GameShark, Eclipse and AirDrives brands; we also produce for selected customers a limited range of products which are marketed on a “private label” basis. Our products include videogame, PC and audio accessories, such as control pads, steering wheels, joysticks, memory cards, video cables, flight sticks, dance pads, microphones, car adapters, carry cases, mice, keyboards and headsets. We also market videogame enhancement products and publish videogames.
Seasonality and Fluctuation of Sales
     We generate a substantial percentage of our net sales in the last three months of every calendar year, our fiscal third quarter. Our quarterly results of operations can be expected to fluctuate significantly in the future, as a result of many factors, including: seasonal influences on our sales; unpredictable consumer preferences and spending trends; the introduction of new videogame platforms or titles; the need to increase inventories in advance of our primary selling season; and timing of introductions of new products.
Potential Fluctuations in Foreign Currency
     During the three and nine month periods ended December 31, 2010, approximately 43% and 42% of total net sales were transacted outside of the United States, respectively. The majority of our international business is presently conducted in currencies other than the U.S. dollar. Foreign currency transaction gains and losses arising from normal business operations are credited to or charged against earnings in the period incurred. As a result, fluctuations in the value of the currencies in which we conduct our business relative to the U.S. dollar will cause currency transaction gains and losses, which we have experienced in the past and continue to experience. Due to the volatility of currency exchange rates, among other factors, we cannot predict the effect of exchange rate fluctuations upon future operating results. There can be no assurances that we will not experience currency losses in the future. To date we have not hedged against foreign currency exposure.
Critical Accounting Policies
     Our critical accounting principles and estimates remain consistent with those reported in our Annual Report on Form 10-K for the year ended March 31, 2010, as filed with the Securities and Exchange Commission.

RESULTS OF OPERATIONS
Net Sales
     From a geographical perspective, our net sales for the three and nine months ended December 31, 2010 and 2009 were as follows (in thousands):

	Three months ended December 31,				$	%
	2010	%of total	2009	%of total	Change	Change
United States	$52,908	57%	$23,375	48%	$29,533	126%
Europe	35,141	38%	22,982	48%	12,159	53%
Canada	3,530	4%	1,201	2%	2,329	194%
Other countries	1,378	1%	1,205	2%	173	14%

Consolidated net sales	$92,957	100%	$48,763	100%	$44,194	91%

	Nine months ended December 31,				$	%
	2010	%of total	2009	%of total	Change	Change
United States	$87,311	58%	$48,520	52%	$38,791	80%
Europe	55,720	37%	38,811	42%	16,909	44%
Canada	4,332	3%	2,555	3%	1,777	70%
Other countries	2,913	2%	2,859	3%	54	2%

Consolidated net sales	$150,276	100%	$92,745	100%	$57,531	62%

     For the three months ended December 31, 2010, consolidated net sales increased 91% as compared to the three month period ended December 31, 2009. In the United States, the increase in net sales is primarily attributable to sales of our accessories compatible with the Rock Band 3 game which launched in October 2010, and to a lesser extent, sales of Tritton and Cyborg-branded products. In Europe the increase is primarily attributable to sales of our accessories compatible with the Rock Band 3 game and to a lesser extent, the success of sales of third party products on a distribution basis and Cyborg-branded products, partially offset by foreign exchange fluctuations. In Canada the increase in net sales is primarily attributable to sales of our accessories compatible with the Rock Band 3 game.
     For the nine months ended December 31, 2010, consolidated net sales increased 62% as compared to the nine months ended December 31, 2009. In the United States and Europe, the preponderance of the increase in net sales related to the reasons described above. In Canada the increase in net sales primarily relates to the reason noted above, partially offset by fewer sales of the Street Fighter IV Tournament Edition FightStick made during the nine months ended December 31, 2010 compared to the nine months ended December 31, 2009.
     Our sales by product group as a percentage of gross sales for the three and nine months ended December 31, 2010 and 2009 were as follows:

	Three months ended		Nine months ended
	December 31,		December 31,
	2010	2009	2010	2009
Xbox 360	31%	31%	33%	30%
PlayStation 3	19%	17%	18%	16%
Wii	19%	14%	16%	12%
PC	12%	23%	14%	25%
Handheld Consoles(a)	2%	3%	2%	4%
PlayStation 2	—%	1%	—%	2%
GameCube	—%	2%	1%	2%
All others	17%	9%	16%	9%

Total	100%	100%	100%	100%

(a)	Handheld consoles include Sony PSP and Nintendo DS, DS Lite, DSi and DSXL.

     Our sales by product category as a percentage of gross sales for the three and nine months ended December 31, 2010 and 2009 were as follows:

	Three months ended		Nine months ended
	December 31,		December 31,
	2010	2009	2010	2009
Specialty controllers	29%	21%	27%	28%
Audio	24%	10%	26%	10%
Controllers	16%	26%	16%	24%
Games	16%	2%	14%	2%
Accessories	9%	30%	11%	26%
Personal computer products	6%	8%	6%	8%
All others	—%	3%	—%	2%

Total	100%	100%	100%	100%

Gross Profit
     Gross profit is defined as net sales less cost of sales. Cost of sales consists of product costs, cost of licenses and royalties, cost of freight-in and freight-out and distribution center costs, including depreciation and other overhead.
     The following table presents net sales, cost of sales and gross profit for the three and nine months ended December 31, 2010 and 2009 (in thousands):

	Three months ended December 31,
		% of Net		% of Net	$	%
	2010	Sales	2009	Sales	Change	Change
Net sales	$92,957	100.0%	$48,763	100.0%	$44,194	90.6%
Cost of sales	66,556	71.6%	32,822	67.3%	33,734	102.8%

Gross profit	$26,401	28.4%	$15,941	32.7%	$10,460	65.6%

	Nine months ended December 31,
		% of Net		% of Net	$	%
	2010	Sales	2009	Sales	Change	Change
Net sales	$150,276	100.0%	$92,745	100.0%	$57,531	62.0%
Cost of sales	107,429	71.5%	63,424	68.4%	44,005	69.4%

Gross profit	$42,847	28.5%	$29,321	31.6%	$13,526	46.1%

     Gross profit for the three months ended December 31, 2010 increased 65.6%, while gross profit as a percentage of net sales, or gross profit margin, decreased from 32.7% to 28.4%, or 430 basis points. Gross profit for the nine months ended December 31, 2010 increased 46.1%, while gross profit as a percentage of net sales decreased from 31.6% to 28.5%. The changes in gross profit margin for the three and nine months ended December 31, 2010 were primarily due to lower margins related to sales of our accessories compatible with the Rock Band 3 game and to a lesser extent, foreign exchange fluctuations, which accounted for approximately 1.3% and 1.7% of the decrease, respectively. We expect the gross profit margins to remain in the current range, although the gross profit margins may fluctuate due to factors such as changes in product mix and exchange rate fluctuations.
Operating Expenses
     Operating expenses for the three and nine months ended December 31, 2010 and 2009 were as follows (in thousands):

	Three months ended December 31,
		% of Net		% of Net	$	%
	2010	Sales	2009	Sales	Change	Change
Sales and marketing	$4,935	5.3%	$3,696	7.6%	$1,239	33.5%
General and administrative	4,047	4.4%	3,465	7.1%	582	16.8%
Research and development	1,089	1.2%	741	1.5%	348	47.0%
Acquisition related items	102	0.1%	—	—%	102	100.0%
Amortization	244	0.2%	395	0.8%	(151)	(38.2)%

Total operating expenses	$10,417	11.2%	$8,297	17.0%	$2,120	25.6%

	Nine months ended December 31,
		% of Net		% of Net	$	%
	2010	Sales	2009	Sales	Change	Change
Sales and marketing	$10,982	7.3%	$8,747	9.4%	$2,235	25.6%
General and administrative	10,565	7.0%	9,533	10.3%	1,032	10.8%
Research and development	2,780	1.8%	2,033	2.2%	747	36.7%
Acquisition related items	708	0.5%	—	—%	708	100.0%
Amortization	708	0.5%	1,567	1.7%	(859)	(54.8)%

Total operating expenses	$25,743	17.1%	$21,880	23.6%	$3,863	17.7%

     Sales and Marketing. Sales and marketing expenses consist primarily of payroll, commissions, participation at trade shows and travel costs for our worldwide sales and marketing staff, advertising expense and costs of operating our websites. The increase in sales and marketing for the three and nine months ended December 31, 2010 is primarily due to increased marketing spending related to increased trade shows in 2010 compared to 2009. Going forward, we expect fixed costs to grow approximately at the rate of inflation, with some increase in discretionary marketing spending in connection with the launch of new products. Altogether, we expect the fixed component of these expenses to remain at current levels. The variable components of these expenses will trend with sales.
     General and Administrative. General and administrative expenses include salaries and benefits for our executive and administrative personnel, facilities costs and professional services, such as legal and accounting. The increase in general and administrative expenses for the three and nine months ended December 31, 2010 is primarily related to the accrual of amounts during the quarter related to additional bonuses expected to be granted. Going forward, we expect these expenses to remain at their current levels for the foreseeable future.
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
Interest Expense, Foreign Exchange Gain(Loss) and Other Income
     Interest expense, foreign exchange gain (loss) and other income for the three and nine months ended December 31, 2010 and 2009 were as follows (in thousands):

	Three months ended December 31,
		% of Net		% of Net	$	%
	2010	Sales	2009	Sales	Change	Change
Interest expense	$(1,046)	1.1%	$(645)	1.3%	$(401)	62.2%
Foreign exchange gain (loss)	$(736)	0.8%	$109	0.2%	$(845)	(775.2)%
Other income	$46	0.0%	$42	0.1%	$4	9.5%

	Nine months ended December 31,
		% of Net		% of Net	$	%
	2010	Sales	2009	Sales	Change	Change
Interest expense	$(2,284)	1.5%	$(1,637)	1.8%	$(647)	39.5%
Foreign exchange gain (loss)	$(41)	0.0%	$(310)	0.3%	$269	86.8%
Other income	$223	0.1%	$138	0.1%	$85	61.6%
     The increase in interest expense during the three and nine month periods ended December 31, 2010 is related to higher debt balances required to finance inventory levels during the peak annual sales season. The foreign exchange losses in the three and nine months ended December 31, 2010 and nine months ended December 31, 2009 are due primarily to the rise in value of the U.S. dollar and Hong Kong dollar relative to the Great British Pound and the Euro during those periods. The foreign exchange gain in the three months ended December 31, 2009 was due primarily to the rise in value of the Great British Pound and the Euro relative to the U.S. dollar and Hong Kong dollar during that period.
     Other income during the three and nine month periods ended December 31, 2010 primarily consists of an insurance recovery and to a lesser extent, advertising income from our GameShark.com website.

Income Tax Expense
     Income tax expense for the three and nine months ended December 31, 2010 and 2009 was as follows (in thousands):

	Three months ended December 31,
		Effective		Effective	$	%
	2010	Tax Rate	2009	Tax Rate	Change	Change
Income tax expense	$4,552	31.9%	$1,558	21.8%	$2,994	192.2%

	Nine months ended December 31,
		Effective		Effective	$	%
	2010	Tax Rate	2009	Tax Rate	Change	Change
Income tax expense	$5,554	37.0%	$2,007	35.6%	$3,547	176.7%
     The Company’s effective tax rate is a blended rate for different jurisdictions in which the Company operates. The effective tax rate fluctuates depending on the taxable income in each jurisdiction and the statutory income tax rates in those jurisdictions. Our Canadian operations are excluded from the effective tax rate calculation due to its continuing operations loss and the full valuation allowances against its deferred tax assets. The change in the effective tax rate in the third quarter of fiscal 2011 versus the third quarter of fiscal 2010 was primarily due to the book losses in certain jurisdictions in the third quarter of fiscal 2010 as compared to income in those jurisdictions in the third quarter of fiscal 2011.
For fiscal 2011, we project a 38% effective tax rate, with the inclusion of discrete items. This differs from tax computed at the Canadian statutory rate primarily due to projected Canadian losses for which no tax benefit will be recognized and a valuation allowance on U.S. deferred tax assets. This difference is partially offset by the benefit of lower tax rates on earnings of certain foreign subsidiaries. Our current projected tax rate for fiscal 2011 could change significantly if actual results differ from our current outlook-based projections
Liquidity and Capital Resources
Sources of Liquidity

	As of and for the
	nine months ended
	December 31,
(in thousands)	2010	2009	Change
Cash	$9,921	$5,825	$4,096

Percentage of total assets	8.4%	7.5%
Cash used in operating activities	$(11,475)	$(4,503)	$(6,972)
Cash used in investing activities	(2,662)	(2,412)	(250)
Cash provided by financing activities	21,772	9,526	12,246
Effects of foreign exchange on cash	41	324	(283)

Net increase in cash	$7,676	$2,935	4,741

     At December 31, 2010, available cash was approximately $9.9 million compared to cash of approximately $2.2 million at March 31, 2010 and $5.8 million at December 31, 2009. Our primary sources of liquidity include a revolving line of credit (as discussed below under Cash Flows from Financing Activities), cash on hand at the beginning of the year and cash flows generated from operations during the year.
Cash Flows from Operating Activities
     Our cash flows from operating activities have typically included the collection of customer receivables generated by the sale of our products, offset by payments to vendors for materials and manufacture of our products. For the nine months ended December 31, 2010, cash used in operating activities was $11.5 million compared to cash used of $4.5 million for the nine months ended December 31, 2009. Cash used in operations for the nine months ended December 31, 2010 and 2009 primarily resulted from an increase of inventories due to the build-up in preparation for the peak annual sales season, partially offset by the correlating increase in accounts payable. The increase in cash usage during the fiscal year 2011 compared to the 2010 period is mainly due to a higher peak season sales forecasted which required a greater inventory build-up.

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
Cash Flows from Investing Activities
     Cash used in investing activities was $2.7 million during the nine months ended December 31, 2010 and $2.4 million during the nine months ended December 31, 2009. In the nine months ended December 31, 2010, $1.2 million of the cash used in investing activities related to the purchase of Tritton and the remainder consisted of capital expenditures to support our operations and were made up primarily of purchases of production molds, and to a lesser extent, computers and machinery and equipment. In the nine months ended December 31, 2009, all cash used in investing activities related to capital expenditures.
Cash Flows from Financing Activities
     Cash provided by financing activities was $21.8 million for the nine months ended December 31, 2010 compared to cash provided of $9.5 million for the nine months ended December 31, 2009. Cash provided by financing activities during both periods was a result of increased borrowings under our line of credit.
     We maintain a Credit Facility with Wells Fargo Capital Finance, LLC, successor by merger to Wachovia Capital Finance Corporation (Central) (“Wells Fargo”) to borrow up to $30 million under a revolving line of credit subject to the availability of eligible collateral (accounts receivable and inventories), which changes throughout the year. The line of credit accrues interest on the daily outstanding balance at the U.S. prime rate plus 2.0% per annum. This facility expires on October 31, 2012. At December 31, 2010, the interest rate was 5.25%. We are also required to pay a monthly service fee of $2,000 and an unused line fee equal to 0.50% of the unused portion of the loan. Borrowings under the Credit Facility are secured by a first priority interest in the inventories, equipment, accounts receivable and investment properties of Mad Catz, Inc. and by a pledge of all of the capital stock of the Company’s subsidiaries and is guaranteed by the Company. We are required to meet a quarterly covenant based on the Company’s free cash flow. We were in compliance with this covenant as of December 31, 2010.
     On September 30, 2010, the Company entered into an Amending Agreement with Wells Fargo that temporarily modified the maximum borrowing amount permitted under the Credit Facility from $30.0 million to $50.0 million through December 30, 2010, to $35.0 million through January 30, 2011 and back to $30.0 million from and after January 31, 2011.
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
     As of December 31, 2010 and March 31, 2010, we did not have any relationships with unconsolidated entities or financial parties, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As such, we are not exposed to any financing, liquidity, market, or credit risk that could arise if we had engaged in such relationships.

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

	Three months ended		Nine months ended
	December 31,		December 31,
	2010	2009	2010	2009
Net income	$9,696	$5,592	$9,448	$3,625
Adjustments:
Interest expense	1,046	645	2,284	1,637
Income tax expense	4,552	1,558	5,554	2,007
Depreciation and amortization	690	920	2,036	3,003

EBITDA	$15,984	$8,715	$19,322	$10,272

Forward-Looking Statements
     Certain statements in this Quarterly Report on Form 10-Q are not historical fact and constitute “forward-looking statements” within the meaning of Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended and constitute “forward-looking information” as defined in applicable Canadian securities legislation (collectively “forward-looking statements”). These forward-looking statements may address, among other things, our strategy for growth, business development, market and competitive position, financial results, expected revenue, expense levels in the future and the sufficiency of our existing assets to fund future operations and capital spending needs. These statements relate to our expectations, hopes, beliefs, anticipations, commitments, intentions and strategies regarding the future, and may be identified by the use of words or phrases such as “believe,” “expect,” “anticipate,” “should,” “plan,” “estimate,” and “potential,” among others. Specifically this document contains forward-looking statements regarding, among other things, the continuance of seasonal fluctuations in the Company’s sales, inventories, receivables, payables and cash; the effect of currency exchange rate fluctuations; the sufficiency of funds available to meet operational needs; and our expectations for fiscal 2011 in respect of our gross profit margin, operating expenses and effective tax rates.
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

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
     For the third quarter of fiscal 2011, our management with the participation of our Chief Executive Officer and our Chief Financial Officer evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of December 31, 2010. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Accordingly, our disclosure controls and procedures have been designed to provide reasonable assurance of achieving their objectives. Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that as of such date, our disclosure controls and procedures were effective at the reasonable assurance level in ensuring that information required to be disclosed by us in the reports that we file under the Exchange Act is recorded, processed, summarized and reported within the time period specified in the rules and forms of the Securities and Exchange Commission.
Changes in Internal Control over Financial Reporting
     There has been no change in our internal control over financial reporting during the quarter ended December 31, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. Our process for evaluating controls and procedures is continuous and encompasses constant improvement of the design and effectiveness of established controls and procedures and the remediation of any deficiencies which may be identified during the process.

PART II — OTHER INFORMATION
Item 1. Legal Proceedings
     From time to time, the Company may be a party to legal proceedings, lawsuits and other claims that arise in the ordinary course of the Company’s business. Regardless of their merits, these matters may force the Company to expend significant financial resources. The Company is not aware of any material pending legal proceedings to which it or its subsidiaries is a party or of which any of their property is subject, with the exception of the following:
     Circuit City Stores, Inc., et al., Debtors, Alfred H. Siegel, as Trustee for Circuit City, Inc., Liquidating Trust v. Mad Catz, Inc. and Saitek Industries Limited, Mad Catz, Inc., dba Saitek Industries Limited On or about December 23, 2010, Mad Catz, Inc. (“MCI”), along with approximately 500 other defendants who had rendered goods and services to Circuit City Stores, Inc. (“Circuit City”) prior to its bankruptcy, was served with a legal complaint in the above entitled matter (“Complaint”). The Complaint alleges that payments to MCI from Circuit City made within the 90 day period prior to Circuit City’s bankruptcy filing (in the amount of $745,953.55) were voidable preferences, and therefore should be returned to the Trustee. The Bankruptcy Trust also alleges that it is entitled to certain offsets against MCI’s bankruptcy claims against Circuit City. The Bankruptcy Trust also filed a similar suit against Saitek Industries Limited to void alleged preferential payments in the amount of $82,951.87. MCI has until February 9, 2011 to file its answer.
     MCI disputes the allegations of both complaints and believes the Trust’s claims are baseless. MCI intends to vigorously defend against all of the Trustee’s claims.
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

MAD CATZ INTERACTIVE, INC.
February 9, 2011	/s/ Darren Richardson
Darren Richardson
President and Chief Executive Officer

February 9, 2011	/s/ Allyson Vanderford
Allyson Vanderford
Interim Chief Financial Officer