Form 10-K
period 2011-03-31
MAD CATZ INTERACTIVE INC
filed 2011-06-14
CIK 1088162

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended March 31, 2011
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulations S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Act).  Yes ☐     No ☑

The aggregate market value of the voting and non-voting common stock held by non-affiliates based on the closing sale price of common stock as reported on the American Stock Exchange on September 30, 2010, the last business day of the second fiscal quarter, was $24,243,362.

There were 55,098,549 shares of the registrant’s common stock issued and outstanding as of June 10, 2011.

DOCUMENTS INCORPORATED BY REFERENCE

Part II and Part III incorporates information by reference from the registrant’s definitive proxy statement to be filed with the Securities and Exchange Commission in connection with the solicitation of proxies for the Registrant’s 2011 Annual Meeting of Shareholders.

MAD CATZ INTERACTIVE, INC.

ANNUAL REPORT ON FORM 10-K
FOR THE FISCAL YEAR ENDED MARCH 31, 2011

FORWARD LOOKING STATEMENTS

This Annual Report on Form 10-K and the documents incorporated by reference herein, contain forward-looking statements and forward looking information as defined in applicable Canadian securities legislation (collectively “forward looking statements”), which are prospective and reflect management’s expectations regarding our business, operations, financial performance and business prospects and opportunities. Forward-looking statements are often, but not always, identified by the use of words such as “seek”, “anticipate,” “plan,” “estimate,” “expect” “believe” and “intend” and statements that an event or result “may,” “will,” “should,” “could” or “might” occur or be achieved and other similar expressions together with the negative of such expressions. These forward-looking statements reflect management’s current beliefs and expectations and are based on information currently available to management, as well as its analysis made in light of its experience, perception of trends, current conditions, expected developments and other factors and assumptions believed to be reasonable and relevant in the circumstances. These assumptions include, but are not limited to continuing demand by consumers for videogame systems and accessories, the continuance of normal trade relations between China and the United States, the ability to maintain or extend our existing licenses, the continued financial viability of our largest customers, the continuance of timely and adequate supply from third party manufacturers and suppliers, no significant fluctuations in the value of the U.S. dollar relative to other currencies and the continued satisfaction of our obligations under our existing Credit Facility. Specifically, this document contains forward looking statements regarding, among other things, our focus and strategy for fiscal 2012, the expected life cycles of videogame console systems and accessories, anticipated price reductions to console systems and the impact on the market for our products, the increased diversification of our product line and the possible expansion of our product offerings and operations through acquisitions, the impact that new and updated videogame platforms may have on our research and development expenditures and on price competition, the expectation of additional competition if new companies enter the market, the increased difficulty in forecasting demand for specific products as we introduce and support additional products and enter additional markets, the possible use of financial hedging techniques, the belief that sufficient funds will be available to satisfy our operating needs for the next twelve months, the continuing volatility of our stock price, the continuance of significant seasonal fluctuations in our quarterly results of operations, our expectations regarding gross margins and the maintenance or changes in certain expenses. Forward-looking statements are subject to significant risks, uncertainties, assumptions and other factors, any of which could cause actual results, performance or achievements to differ materially from the results discussed or implied in the forward-looking statements. More detailed information about these risks, uncertainties, assumptions and other factors is provided under Item 1A “Risk Factors”. Investors should not place undue reliance on such forward-looking statements. Forward-looking statements are not guarantees of future performance or outcomes and actual results could differ materially from those expressed or implied by the forward-looking statements. We assume no obligation to update or alter such forward-looking statements whether as a result of new information, future events or otherwise except as required by law.

TRADEMARKS

Mad Catz, the Mad Catz logo, Joytech, the Joytech logo, Saitek, Tritton, the Tritton logo, Thunder Hawk Studios, Wings of Gold, Combat Pilot, Cyborg, Eclipse and GameShark are trademarks or registered trademarks of Mad Catz, Inc., its parent and/or affiliated companies.

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

On February 24, 2011, the Company acquired certain assets of V Max Simulation Corporation (“V Max”), which included mostly property, plant and equipment. V Max designs, constructs, integrates, and operates flight simulation equipment and develops flight simulation software. The acquisition expanded the Company’s product offerings in the flight simulation market and further leveraged the Company’s assets, infrastructure and capabilities.

Corporate Structure

Jurisdiction of
Subsidiary	Incorporation

Mad Catz, Inc.	Delaware
1328158 Ontario Inc.	Ontario, Canada
Mad Catz Europe, Limited	England and Wales
Mad Catz Interactive Asia Limited	Hong Kong
Mad Catz Technological Development (Shenzhen) Co., Ltd	People’s Republic of China
Winkler Atlantic Holdings Limited	British Virgin Islands
Mad Catz GmbH	Germany
Saitek S.A.	France
Tritton Technologies Inc.	Delaware
FX Unlimited Inc.	Delaware
Xencet USA, Inc.	Delaware
Singapore Holdings Inc.	Delaware
Mad Catz (Asia) Limited	Hong Kong
Mad Catz Co., Ltd	Japan

Mad Catz, Inc. is our corporate headquarters and also sells our products in the United States, participates in the design of our products and provides corporate services for all of the Company’s subsidiaries. 1328158 Ontario Inc. (“MCC”) sells our products in Canada under the name Mad Catz Canada. Mad Catz Europe, Limited (“MCE”) sells our products in Europe. Mad Catz Interactive Asia Limited (“MCIA”) is engaged in the engineering, design, contract manufacture and regional sales of our products. Mad Catz Technological Development (Shenzhen) Co., Ltd. (“MCTD”) is engaged in the engineering, design, quality assurance and quality control of our products. Winkler Atlantic Holdings Limited (“WAHL”) is the holding company for our Saitek operating subsidiaries located in Germany and France, Mad Catz GmbH and Saitek S.A, respectively. Tritton Technologies Inc. (“Tritton”) sells videogame and PC accessories in the United States and elsewhere in the world. FX Unlimited Inc., Xencet USA, Inc., Singapore Holdings Inc., and Mad Catz (Asia) Limited are inactive companies that hold intellectual property related to our business.

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

Our Products

The typical life cycle of successful videogame and PC accessories is similar to the life cycle of the relevant platform, which generally ranges from two to ten years. Factors such as competition for access to retail shelf space, changing technology, consumer preferences and seasonality could result in shortening the life cycle for older products and increasing the importance of our ability to release new products on a timely basis. We must frequently introduce new products and revisions to existing products in order to generate new revenues and/or to replace declining revenues from older products. The complexity of new platform technologies has resulted in longer development cycles and the need to carefully monitor and manage the product development process.

In fiscal 2011, approximately 31% of our gross sales were derived from products designed for use with Microsoft’s videogame platforms. Microsoft’s Xbox 360 console launched in North America, Europe and Japan in late 2005. We have entered into a license agreement with Microsoft to produce wired and certain wireless accessories for the Xbox 360.

In fiscal 2011, approximately 17% of our gross sales were derived from products designed for use with Nintendo’s videogame platforms and handheld products. Nintendo’s Wii console launched in North America, Europe and Japan in late 2006. In fiscal 2011, approximately 14% of our gross sales were derived from the sale of products designed for use with the Wii console and approximately 1% of our gross sales were derived from the sale of products designed for use with the GameCube console, the predecessor of the Wii console. In fiscal 2010 we entered into an agreement with Nintendo of America, Inc. for rights to offer licensed accessories for the Wii. We offer unlicensed accessories for the Wii. In 2004, Nintendo launched the Nintendo DS, followed in 2006 by the Nintendo DS Lite, and in April 2009 by the DSi. Sales of products compatible with these DS systems accounted for approximately 2% of our gross sales in fiscal 2011.

In fiscal 2011, approximately 18% of our gross sales were derived from products designed for use with Sony’s videogame platforms and handheld products. Sony launched the PlayStation 3 in North America and Japan in late 2006 and in Europe in early 2007. Sony launched the PlayStation 2 in the United States in 2000. Sony launched the Sony PSP handheld videogame system, MP3 player and movie player in North America and Europe in 2005. In October 2009, Sony launched the PSP Go! In fiscal 2011, products designed for use with the PlayStation 2, which Sony continues to manufacture and market, accounted for approximately 1% of our gross sales. In fiscal 2011, products designed for use with the PlayStation 3 accounted for approximately 17% of our gross sales. In fiscal 2010 we signed an agreement with Sony Computer Entertainment of America Inc. for rights to offer licensed Rock Band videogame compatible wireless Fendertm American Precision Basstm replica, Fender Telecastertm replica and Fender full-size, wooden Stratocastertm guitar controllers for the PlayStation 3 computer entertainment system. In addition to those products, we offer a full line of unlicensed accessories for the PlayStation 3.

Videogame console prices typically are reduced as the products mature in the market place and as the launch of new consoles is anticipated. In the prior generation of videogame consoles, the PlayStation 2 and Xbox game consoles launched in the United States with a retail price of $299 and GameCube launched with a retail price of $199. After successive price decreases, the price of the PlayStation 2 system was lowered from $129 to $99 on April 1, 2009, while the Xbox and GameCube consoles have been discontinued. A similar pattern is beginning to emerge with the current generation of videogame consoles. In November 2005, Microsoft’s Xbox 360 launched in the United States in two configurations, the Core priced at $299 and the Premium priced at $399, followed up with the launch of the Elite in April 2007 at $480. After successive price decreases, as of May 2009, the Core, which was discontinued and replaced by the Arcade, retails at $199, the Premium at $299 and the Elite at $399. In September of 2009, Microsoft reduced the price of the Elite to $299. In June 2010, Microsoft announced a new, redesigned, slimmer model and discontinued production of the Elite and Arcade models. Remaining stock of the Elite and Arcade models were to be sold for $249 and $149 respectively. The new slimmer model comes in two versions, a 250 GB version at $299 and a 4 GB version for $199. Sony’s PlayStation 3 was launched in the United States in November 2006 in two configurations, a 20 GB model priced at $499 and a 60 GB model priced at $599. In July 2007, Sony lowered the price of the 60 GB version to $499, eliminated the 20 GB version and introduced an 80 GB version priced at $599. In October 2007, Sony in effect took another price reduction by eliminating the 60 GB version and introducing a 40 GB version at $399, while at the same time reducing the price of the 80 GB version to $499. In November 2008 Sony introduced a 160 GB PlayStation 3 for $499, at which time they dropped the price of the 80 GB version to $399. In September 2009, Sony in effect dropped the price again with the launch of the PS3 Slim at $299. In July 2010, Sony announced two new sizes of the PS3 Slim, 160 GB and 320 GB. They are now priced at $299 and $349, respectively. Nintendo launched its Wii in the United States in November of 2006 at the price of $250. In September 2009, Nintendo dropped the price to $199. As of May 2011, Nintendo dropped the price further and introduced a bundle at $149. Lower console prices usually result in higher unit sales of console systems. Management believes that the more price sensitive “late adopter” consumer that waits for these price reductions before purchasing a system is also more likely to purchase value-priced accessories. Management believes that in fiscal 2012 there may be price reductions on one or more of the videogame console systems, but none of Microsoft, Nintendo or Sony have announced any intention to do so, and there are no assurances any such price reductions will take place.

In fiscal 2011, approximately 17% of our gross sales were derived from personal computer gaming and other accessories which are marketed and sold under our Saitek, Cyborg and Eclipse brands. These products include: PC games controllers, comprised of joysticks, gamepads and steering wheels; PC input devices, comprised primarily of mice, keyboards and other less significant products such as web-cams and hubs; digital media speakers for both PCs and the iPod/MP3 market; and chess and intelligent games, which includes chess and bridge computers and related accessories.

The remaining approximate 17% of our fiscal 2011 gross sales were derived from products whose use is not specific to any particular hardware platform.

Mad Catz Strategy

During fiscal 2011, the Company’s key initiatives included: leveraging our global product development capabilities to increase the flow and timeliness of new products; seeking efficiencies to meaningfully lower our operating costs without impacting our ability to continue to grow our business; increasing market penetration of our PC products, particularly in North America; refining the market positioning of our brands to more effectively compete in all relevant categories and price-points; continuing our discipline in working capital management and product placement profitability; continuing to expand our portfolio of licensed properties; continuing our efforts to maintain compliance with environmental regulations in all of the jurisdictions in which we do business; identifying strategic opportunities for the expansion of products in adjacent and compatible categories, including transactions with companies for which products Mad Catz can leverage its global distribution capabilities; continuing to expand our range of AirDrives portable audio headset products and distribution for the AirDrives line; and continuing to pursue videogame publishing opportunities, with a particular emphasis on hardware-videogame bundles.

In fiscal 2012, we will focus on:

•	continuing to increase the flow of premium products across our major brands: Mad Catz (casual gaming); Saitek (simulation); Cyborg (pro-gaming); Eclipse (home and office); and Tritton (audio and PC);

•	continuing our discipline in working capital management and product placement profitability;

•	integrating V Max into our organization ;

•	expanding our audio business category;

•	expanding our direct sales business through our online sites and tradeshows;

•	expanding our global sales reach, with particular focus on the Asia-Pacific region;

•	expanding our outreach to targeted gaming community niches;

•	continuing to license rights to offer accessories aligned with leading videogame titles;

•	continuing to pursue videogame publishing and distribution opportunities, with a particular emphasis on hardware-videogame bundles; and

•	continuing to identify strategic opportunities for the expansion of products in adjacent and compatible categories, including transactions with companies for which products Mad Catz can leverage its global distribution capabilities.

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

We have a peripheral license from Microsoft covering specific product categories, including wireless specialty controllers, wired control pads, steering wheels, arcade sticks, flight sticks and dance mats for the Xbox 360 console. The license excludes light guns, cheat cards, memory units, wireless standard control pads and hard drives. The license is scheduled to expire in March 2012 but is automatically renewable for successive one-year periods unless either party provides written notice of its intention to terminate the license at least 90 days prior to the end of the current term.

We have a license from Nintendo for the rights to produce and distribute certain peripherals for the Rock Band videogame for the Wii system, as well as other products. The license will expire in June 2011. A renewal of this license is currently being negotiated with Nintendo.

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

In addition, we seek out and engage independent third-party developers to create videogames and videogame enhancement products on our behalf. Such products are sometimes owned by us, and usually we have unlimited rights to commercially exploit these products. In other circumstances, the third-party developer may retain ownership of the intellectual property and/or technology included in the product and reserve certain exploitation rights. We typically select these independent third-party developers based on their expertise in developing products in a specific category. Each of our third-party developers is under contract with us for specific products. From time to time, we also acquire the license rights to distribute videogames that are or will be independently created by third-

party publishers. In such cases, the agreements with such publishers provide us with exclusive distribution rights for a specific period of time, often for specified platforms and territories.

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

Manufacturing

Our products are manufactured to our specifications by outsourced factories located predominantly in and around Shenzhen, China. The use of outsourced manufacturing facilities is designed to take advantage of specific expertise and allow for flexibility and scalability to respond to seasonality and changing demands for our products. In some instances, packaging and final assembly is performed at our distribution facility in California or by outsourced suppliers in the United States or Europe.

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

Principal Markets

The Company operates as one business segment, in the design, manufacture (through third parties in Asia), sales, marketing and distribution of videogame and PC accessories and videogames. In fiscal 2011, approximately 59% of our gross sales were generated by customers whose retail stores are located in the United States, 36% in Europe, 3% in Canada, and 2% in other countries, including Australia, Japan, Korea, New Zealand and Singapore. In fiscal 2010, approximately 53% of our gross sales were generated by customers whose retail stores are located in the United States, 41% in Europe, 3% in Canada, and 3% in other countries, including Australia, Japan, Korea, New Zealand and Singapore. In fiscal 2009, approximately 58% of our gross sales were generated by customers whose retail stores are located in the United States, 37% in Europe, 2% in Canada, and 3% in other countries, including Australia, Japan, Korea, New Zealand and Singapore.

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

In each of fiscal 2011, 2010 and 2009, one of our customers, GameStop Inc., individually accounted for at least 10% of our gross sales, accounting for approximately 26%, 25% and 29% of our gross sales in fiscal 2011, 2010 and 2009, respectively, taking into account all of its U.S. and non-U.S. entities.

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

Employees

At March 31, 2011, we had 257 full-time employees in the following locations:

Location

United States	83
United Kingdom	37
Germany	21
France	7
Hong Kong	33
Spain	1
China	75

Total	257

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

Executive Officers of the Registrant

Our executive officers and their ages as of June 10, 2011 are as follows:

Name	Position	Age

Darren Richardson	President, Chief Executive Officer and Director of Mad Catz Interactive, Inc. and MCI	50
Allyson Evans	Chief Financial Officer of Mad Catz Interactive, Inc. and MCI	42
Brian Andersen	Chief Operating Officer of Mad Catz Interactive, Inc.	35
Whitney Peterson	Vice President Corporate Development and General Counsel of MCI	46

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

Allyson Evans has been our Chief Financial Officer since September 2010. Ms. Evans joined the Company in December 2008 as Corporate Controller. Prior to joining the Company, Ms. Vanderford was Senior Vice President of Finance at Intralinks, Inc. from December 2006 through November 2008, and Chief Financial Officer of Merisel Inc. from April 2005 through May 2006. She also held various other finance-related positions at Merisel, Inc. beginning in April 1998. From 1995 to 1998, Ms. Evans was employed by the accounting firm of Deloitte & Touche, LLP, where she held the positions of staff accountant and senior accountant.

Brian Andersen has been our Chief Operating Officer since June 2009. Mr. Andersen joined us in October 2002 in connection with our European expansion. Mr. Andersen has held a number of positions within our European operations since that time, including Category Manager until July 2003, Director of Operations from July 2003 until July 2005 and most recently European General Manager since July 2005. Prior to joining us, Mr. Andersen worked as European Stock Controller for Recoton Corp., the parent company of InterAct Accessories, and Financial Controller for Apost in Denmark, which has since been acquired by DHL International GmbH. Mr. Andersen has completed the International Business Studies at Koege Handelsskole, Denmark.

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

The vast majority of our sales are generated from a small number of large customers. Our top customer, GameStop Inc., accounted for approximately 26% of our gross sales in fiscal 2011, 25% of our gross sales in fiscal 2010 and 29% of our gross sales in fiscal 2009. Our top ten customers accounted for approximately 63% of gross sales in fiscal 2011, 61% of gross sales in fiscal 2010, and 62% of gross sales in fiscal 2009.

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

In March 2009, we amended our license agreement with Microsoft Corporation under which we have the right to manufacture (through third party manufacturers), market and sell certain peripheral products for the Xbox 360 videogame console (“Xbox 360 Agreement”). The products produced pursuant to the Xbox 360 Agreement are license-dependent products. The term of the Xbox 360 Agreement is two years, with automatic renewals for successive one-year periods unless either party provides written notice of its intention to terminate the license at least 90 days prior to the end of the current term. On March 31, 2011 the agreement was automatically renewed for one year, as neither party provided notice of an intention to terminate the license. Should the Xbox 360 Agreement expire, be terminated for cause, or fail to be renewed, our product offerings may be limited thereby significantly reducing our revenues.

The collectibility of our receivables depends on the continued viability and financial stability of our retailers and distributors.

Due to the concentration of our sales to large high-volume customers, we maintain significant accounts receivable balances with these customers. As of March 31, 2011 and March 31, 2010, our 10 largest accounts receivable balances accounted for approximately 74% and 71% of total accounts receivable, respectively. We generally do not require any collateral from our customers to secure payment of these accounts receivable. However, we do seek to control credit risk through ongoing credit evaluations of our customers’ financial condition and by purchasing credit insurance on European retail accounts receivable balances. If any of our major customers were to default in the payment of their obligations to us, our business, financial condition, operating results and cash flows could be adversely affected.

Risks Concerning Our Suppliers

The manufacture and supply of our products are dependent upon a limited number of third parties, and our success is dependent upon the ability of these parties to manufacture and supply us with sufficient quantities of our products and on the continued viability and financial stability of these third-party suppliers.

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

We maintain offices in Hong Kong and in China. The success of our operations in Hong Kong and China is highly dependent on the Chinese government’s continued support of economic policies that encourage private investment, and particularly foreign private investment. A change in these policies by the Chinese government could adversely affect us by, among other things, imposing confiscatory taxation, restricting currency conversion, imports and sources of supplies, prohibiting us from manufacturing our products in China, or restricting our ability to ship products from China into Hong Kong, or to ship finished products out of Hong Kong, or otherwise shutting down our offices in Hong Kong and China. Although the Chinese government has chosen economic reform policies to date, no assurance can be given that it will continue to pursue such policies or that such policies will not be significantly altered, especially in the event of a change in leadership or other social or political disruption.

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

We have offices and sales throughout the world. Our registered office and a sales office are in Canada. Our operational headquarters is in San Diego, California. We also have offices in the United Kingdom, France, Germany, Spain, China and Hong Kong. Approximately 59% of our gross sales in fiscal year 2011 were generated by customers whose retail locations are in North America, and a substantial majority of our products are manufactured by third parties in Hong Kong and China. The geographical distances between our operations create a number of logistical and communications challenges. These challenges include managing operations across multiple time zones, directing the manufacture and delivery of products across long distances, coordinating procurement of components and raw materials and their delivery to multiple locations, and coordinating the activities and decisions of the management team, which is based in a number of different countries.

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

In addition to cash flow generated from sales of our products, we finance our operations with a Credit Facility (the “Credit Facility”) provided by Wachovia Capital Finance Corporation (Central) (“Wachovia”), an unrelated party. On June 23, 2009, we extended the Credit Facility until October 31, 2012. If we are unable to comply with the restrictive and financial covenants contained in the Credit Facility, Wachovia may declare the outstanding borrowings under the facility immediately due and payable. In such an event, our liquidity will be materially adversely affected, which could in turn have a material adverse impact on our future financial position and results of operations. We would be required to obtain additional financing from other sources. We cannot predict whether or on what terms additional financing might be available. If we are required to seek additional financing and are unable to obtain it, we may have to change our business and capital expenditure plans, which would have a materially adverse effect on our future results of operations. In addition, the debt under our Credit Facility could make it more difficult to obtain other debt financing in the future, which could put us at a competitive disadvantage to competitors with less debt.

The Credit Facility contains financial and other covenants that we are obligated to maintain. If we violate any of these covenants, we will be in default under the Credit Facility. If a default occurs and is not timely cured or waived by Wachovia, Wachovia could seek remedies against us, including: (1) penalty rates of interest, (2) immediate repayment of the debt or (3) foreclosure on assets securing the Credit Facility. No assurance can be given that we will maintain compliance with these covenants in the future. The Credit Facility is asset based and can only be drawn down in an amount to which eligible collateral exists and can be negatively impacted by extended collection of accounts receivable, unexpectedly high product returns and slow moving inventory, among other factors. As of March 31, 2011, we were in compliance with all covenants.

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

Our accounts receivable represented 26%, 28%, and 28% of our total assets as of March 31, 2011, 2010 and 2009, respectively. As a result of the substantial amount and concentration of our accounts receivable, if any of our major customers fails to timely pay us amounts owed, we could suffer a significant decline in cash flow and liquidity which could negatively affect our ability to make payments under our Credit Facility and which, in turn, could adversely affect our ability to borrow funds, to purchase inventory, to sustain or expand our current sales volume. Accordingly, if any of our major customers fails to timely pay us amounts owed, our sales and profitability may decline.

Increases in interest rates may increase our interest expense and adversely affect our profitability and cash flow and our ability to service indebtedness.

We depend, in a significant part, on borrowings under the Credit Facility to finance our operations. At March 31, 2011, the outstanding balance under the Credit Facility was $5.4 million. The interest rate applicable to the Credit Facility varies based on the U.S. prime rate plus 2.00% or, at our option, LIBOR plus 3.5% with a LIBOR floor of 1.5%. The variable rate debt outstanding under the Credit Facility had a weighted average annual interest rate of approximately 5.3% for the year ended March 31, 2011. Increases in the interest rate under the Credit Facility will increase our interest expense, which could harm our profitability and cash flow.

We have a substantial amount of goodwill on our balance sheet that may have the effect of decreasing our earnings or increasing our losses in the event that we are required to recognize an impairment charge to goodwill.

As of March 31, 2011, $10.5 million of goodwill is recorded on our balance sheet, which represents the excess of the total purchase price of our acquisitions over the fair value of the net assets acquired. At March 31, 2011, goodwill represented 13.9% of our total assets.

We perform an annual impairment review at the reporting unit level during the fourth quarter of each fiscal year or more frequently if we believe indicators of impairment are present. Authoritative guidance requires that goodwill and certain intangible assets be assessed for impairment using fair value measurement techniques. Specifically, goodwill impairment is determined using a two-step process. The first step of the goodwill impairment test is used to identify potential impairment by comparing the fair value of a reporting unit with its carrying amount, including goodwill. If the fair value of a reporting unit exceeds its carrying amount, goodwill of the reporting unit is considered not impaired and the second step of the impairment test is unnecessary. If the carrying amount of a reporting unit exceeds its fair value, the second step of the goodwill impairment test is performed to measure the amount of impairment loss, if any. The second step of the goodwill impairment test compares the implied fair value of the reporting unit’s goodwill with the carrying amount of that goodwill. If the carrying amount of the reporting unit’s goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to that excess. We determined that we have one reporting unit and we assess fair value based on a review of our market capitalization as well as a discounted cash flow model, for which the key assumptions include revenue growth, gross profit margins, operating expense trends and our weighted average cost of capital. Given the volatility of our stock price and market capitalization, which fluctuates significantly throughout the year, we do not believe that our market capitalization is necessarily the best indicator of the fair value of our Company at any moment in time. However, we have determined that market capitalization over a sustained period, when considered with other factors may be an appropriate indicator of fair value. Further, to the extent the carrying amount of our reporting unit exceeds its market capitalization over a sustained period, an impairment may exist and require us to test for impairment. During our 2009 fiscal year, we determined that a triggering event had occurred in the quarter ended December 31, 2008 and recorded a goodwill impairment charge of $27.9 million. We completed our annual assessment of impairment as of March 31, 2011, which did not indicate any impairment of goodwill at such date, as the fair value exceeded the carrying value by 81%. No assurance can be given that we will not be required to record additional goodwill impairments in future periods.

General Risk Factors

Acquired companies can be difficult to integrate, disrupt our business and adversely affect our operating results. The benefits we anticipate may not be realized in the manner anticipated.

We have made past acquisitions, such as our recent acquisitions of Tritton and V Max, and may make future acquisitions with the expectation that these acquisitions would result in various benefits including, among other things, enhanced revenue and profits, greater market presence and development, particularly in Europe, and enhancements to our product portfolio and customer base. We may not realize these benefits, as rapidly as, or to the extent, anticipated by our management. There can be no assurance that we will be able to identify, acquire or profitably manage additional businesses or successfully integrate any acquired businesses, products or technologies into our Company without substantial expenses, delays or other operational or financial problems. Acquisitions involve a number of risks, some or all which could have a material adverse effect on our acquired businesses, products or technologies. Furthermore, there can be no assurance that any acquired business, product, or technology will be profitable or achieve anticipated revenues and income. Our failure to manage our acquisition strategy successfully could have a material adverse effect on our business, results of operations and financial condition. In addition, operations and costs incurred in connection with the integration of acquired companies with our other operating subsidiaries also could have an adverse effect on our business, financial condition and operating results. If these risks materialize, our stock price could be materially adversely affected.

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

Section 404 of the Sarbanes-Oxley Act and the related regulations require the management of public companies in the United States to evaluate and report on the companies’ systems of internal control over financial reporting. In addition, our independent registered public accountants will be required to attest to and report on our management’s evaluation beginning with our 2012 fiscal year. We have and will continue to incur significant expenses and management resources to comply with the requirements of Section 404 on an ongoing basis. We cannot be certain that the measures we have taken to assess, document, improve and validate through testing the adequacy of our internal control process over financial reporting will ensure that we maintain such adequate controls over our financial reporting process in the future. Failure to implement required new controls could cause us to fail to meet reporting obligations, which in turn could cause current and potential shareholders to lose confidence in our financial reporting. Inferior internal controls or the determination that our internal control over financial reporting is not effective might cause investors to lose confidence in our reported financial information, which could cause volatility in the market price of our shares.

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

MCE leases business premises located at 1-2 Shenley Pavilions, Shenley Wood, Milton Keynes, Buckinghamshire MK5 6LB. The lease is scheduled to expire on September 30, 2012.

MCE leases business premises located at Wales 1 Business Park, Building 104 and 102, Newport Road, Magor, NP26 3DG UK. The lease is scheduled to expire on October 31, 2012.

MCIA leases business premises located at Miramar Tower (Units 2005-8 on 20/F, 132 Nathan Road, Tsimshatsui, Kowloon. The lease is scheduled to expire on March 31, 2015.

MCTD leases business premises located at Building A, Dong Fang Ya Yuan, 2nd Xixiang Baomin Road, Baoan District, Shenzhen, Guangdong Province, China. The lease is scheduled to expire on April 30, 2012.

Mad Catz GmbH leases business premises located at Landsberger Str. 400, 81241 München, Germany. The lease is scheduled to expire on March 31, 2014.

Saitek SAS and Mad Catz France lease business premises located at 13, Rue Camille Desmoulins, 92441, Issy Les Moulineaux, France. The lease is scheduled to expire on April 30, 2013.

Management believes that our leased facilities are adequate for the near term, with the exception of the potential to modestly increase our square footage at the MCI facility in conjunction with the Tritton acquisition. At present management is unaware of any environmental issues affecting any of our premises.

Item 3.	Legal Proceedings

Circuit City Stores, Inc., et al., Debtors, Alfred H. Siegel, as Trustee for Circuit City, Inc., Liquidating Trust v. Mad Catz, Inc. and Saitek Industries Limited, Mad Catz, Inc., dba Saitek Industries Limited. Ch. 11 Case No. 08-35653 (KRH) (Bankr. E.D. Va. 2008 proceeding numbers 10-03763 and 10-03255. On or about December 23, 2010, MCI, along with approximately 500 other defendants who had rendered goods and services to Circuit City Stores, Inc. (“Circuit City”) prior to its bankruptcy, was served with a complaint alleging that payments to MCI from Circuit City made within the 90 day period prior to Circuit City’s bankruptcy filing (in the amount of $745,953.55) were voidable preferences, and therefore should be returned to the Trustee. The Bankruptcy Trust also alleges that it is entitled to certain offsets against MCI’s bankruptcy claims against Circuit City. The Bankruptcy Trust also filed a similar suit against Saitek Industries Limited to void alleged preferential payments in the amount of $82,951.87. Mad Catz answered the complaint denying all material allegations. The Court has asked MCI and Circuit City to attempt to resolve the disputes through mediation. It is anticipated that the mediation will take place sometime in late July 2011. The Company disputes the allegations of both complaints and believes the Trust’s claims are baseless, and intends to vigorously defend against all of the Trustee’s claims.

Ogma LLC. v. Activision Blizzard, Inc., et al., Civ. 2:11-cv-75-TJW (E.D. Texas 2011) On March 3, 2011, Ogma LLC (“Ogma”) filed an amended complaint against MCI and approximately 18 other defendants alleging infringement of United States patent number 6,150,947 (‘947 Patent”) by MCI’s remote for the Nintendo Wii video game console. MCI has obtained an extension to file its answer until June 24, 2011. On May 13, 2011, the United States International Trade Commission (“ITC”) issued a Notice of Investigation regarding the matter. While the ITC investigation proceeds, MCI intends to file a Motion to Stay the District Court proceedings. MCI has obtained an extension to respond to the ITC’s investigation until June 17, 2011. MCI disputes the allegations of the lawsuit and intends to vigorously defend itself.

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

Market Information

Our common stock commenced trading on the Toronto Stock Exchange (“TSX”) in December 1995 and on NYSE Amex (“AMEX”) in September 1999. Since September 2001, our common stock has traded on the AMEX and the TSX under the symbol “MCZ”. The following table sets forth, for the fiscal quarters indicated, the high and low market prices for the Company’s common stock on the AMEX and TSX:

	NYSE Amex		Toronto Stock Exchange
	(U.S. $)		(Canadian $)
	High	Low	High	Low

Fiscal 2011
Fourth Quarter	$2.19	$0.84	$2.11	$0.83
Third Quarter	1.06	0.42	1.05	0.36
Second Quarter	0.53	0.39	0.54	0.41
First Quarter	0.49	0.36	0.50	0.34
Fiscal 2010
Fourth Quarter	$0.57	$0.33	$0.59	$0.36
Third Quarter	0.54	0.32	0.55	0.33
Second Quarter	0.50	0.24	0.50	0.27
First Quarter	0.47	0.22	0.50	0.20

Holders

The closing sales price of our common stock on the AMEX was $1.72 on June 10, 2011, and there were approximately 224 shareholders of record of our common stock as of that date.

Dividends

We have never declared or paid any dividends and do not expect to pay any dividends in the foreseeable future.

Issuer Purchases of Equity Securities

Neither our Company nor any affiliated purchaser repurchased any of our equity securities during fiscal 2011.

The graph below compares the cumulative total shareholder return on the Common Stock of the Company from March 31, 2006 through and including March 31, 2011 with the cumulative total return on the S&P/TSX Composite Total Return Index, the NYSE AMEX Composite Index and the stocks included in the Morningstar database under the Standard Industrial Code 3944 (Games & Toys, except Bicycles). The graph assumes the investment of $100 in the Company’s Common Stock and in each of the indexes on March 31, 2006 and reinvestment of all dividends. Unless otherwise specified, all dates refer to the last day of each year presented. The stock price information shown on the graph below is not necessarily indicative of future price performance.

ASSUMES $100 INVESTED ON MARCH 31, 2006
ASSUMES DIVIDEND REINVESTED
FISCAL YEAR ENDED MARCH 31, 2011

	Fiscal Year Ended
	3/31/2006	3/31/2007	3/31/2008	3/31/2009	3/31/2010	3/31/2011
Mad Catz Interactive, Inc.	$100.00	$148.21	$110.71	$55.45	$85.71	$391.07

SIC Code Index	100.00	114.63	125.17	77.28	113.97	137.38

AMEX Market Index	100.00	111.42	115.88	78.31	111.32	134.03

S&P/TSX Composite Total Return	100.00	127.82	124.19	94.85	148.17	183.89

Companies included in the Standard Industrial Code 3944 peer group include: Action Products International, Inc.; Avisio, Inc.; Conspiracy Entertainment Holdings.; Entertainment Gaming Asia Inc.; Gaming Partners International Corp; Hasbro, Inc.; Jakks Pacific, Inc.; LeapFrog Enterprises, Inc.; Mad Catz Interactive, Inc.; Millennium Prime Inc.; Nocopi Technologies, Inc.; Toyshare, Inc.; and Toyzap.com, Inc.

Item 6.	Selected Financial Data

The summary of financial information set forth below is derived from and should be read in conjunction with the financial statements and notes thereto included elsewhere in this Annual Report on Form 10-K. Our historical results are not necessarily indicative of our results of operations to be expected in the future.

	Years Ended March 31,
	2011	2010	2009	2008	2007
	(In thousands of U.S. dollars, except share and per share data)

Consolidated Statements of Operations Data:
Net sales	$183,974	$119,012	$112,563	$87,737	$99,797
Cost of sales	130,605	82,616	80,558	58,841	74,703

Gross profit	53,369	36,396	32,005	28,896	25,094
Operating expenses:
Sales and marketing	14,316	11,452	13,216	10,304	8,923
General and administrative	13,794	12,118	14,968	11,004	8,244
Research and development	4,678	2,657	1,076	1,516	1,406
Goodwill impairment	—	—	27,887	—	—
Acquisition related items	873	—	—	—	—
Amortization	951	1,758	2,344	987	—

Total operating expenses	34,612	27,985	59,491	23,811	18,573

Operating income (loss)	18,757	8,411	(27,486)	5,085	6,521
Interest expense, net	(2,897)	(2,460)	(2,094)	(1,156)	(1,109)
Foreign exchange gain (loss), net	1,195	(270)	(462)	1,703	256
Other income	247	252	361	280	262

Income (loss) before income taxes	17,302	5,933	(29,681)	5,912	5,930
Income tax expense	(6,367)	(1,470)	(2,933)	(2,744)	(2,225)

Net income (loss)	$10,935	$4,463	$(32,614)	$3,168	$3,705

Net income (loss) per share — basic	$0.20	$0.08	$(0.59)	$0.06	$0.07

Net income (loss) per share — diluted	$0.18	$0.08	$(0.59)	$0.06	$0.07

Shares used in calculation:
Basic	55,429,673	55,098,549	55,088,960	54,843,688	54,244,383
Diluted	66,924,206	55,103,237	55,088,960	55,314,438	55,036,591
Consolidated Selected Balance Sheet Data:
Cash	$3,734	$2,245	$2,890	$5,230	$2,350
Working capital	6,199	10,053	4,697	8,789	14,351
Goodwill and intangible assets, net	16,069	11,294	13,585	44,024	19,331
Total assets	75,534	51,549	55,601	91,321	55,218
Bank loan	5,408	3,829	13,272	11,470	1,345
Convertible notes payable including interest	14,828	16,096	16,051	14,901	—
Total shareholders’ equity	24,097	11,334	6,417	41,315	37,227

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

On February 24, 2011, the Company acquired certain assets of V Max Simulation Corporation. On May 28, 2010, we acquired all of the outstanding stock of Tritton Technologies Inc.

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

Critical Accounting Policies

Our consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, contingent assets and liabilities, and revenue and expenses during the reporting periods. The policies discussed below are considered by management to be critical because they are not only important to the portrayal of our financial condition and results of operations but also because application and interpretation of these policies requires both judgment and estimates of matters that are inherently uncertain and unknown. As a result, actual results may differ materially from our estimates.

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

Our customer base is highly concentrated and a deterioration of a significant customer’s financial condition, or a decline in the general economic conditions could cause actual write-offs to be materially different from the estimated allowance. As of March 31, 2011, one customer represented 27% of total accounts receivable. Customers comprising the ten highest outstanding trade receivable balances accounted for approximately 74% of total accounts receivables as of March 31, 2011. If any of these customer’s receivable balances should be deemed uncollectible, we would have to make adjustments to our allowance for doubtful accounts, which could have a significant adverse effect on our financial condition and results of operations in the period the adjustments are made.

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

Valuation of Goodwill

We perform an annual impairment review at the reporting unit level during the fourth quarter of each fiscal year or more frequently if we believe indicators of impairment are present. Authoritative guidance requires that goodwill and certain intangible assets be assessed for impairment using fair value measurement techniques. Specifically, goodwill impairment is determined using a two-step process. The first step of the goodwill impairment test is used to identify potential impairment by comparing the fair value of a reporting unit with its carrying amount, including goodwill. If the fair value of a reporting unit exceeds its carrying amount, goodwill of the reporting unit is considered not impaired and the second step of the impairment test is unnecessary. If the carrying amount of a reporting unit exceeds its fair value, the second step of the goodwill impairment test is performed to measure the amount of impairment loss, if any. The second step of the goodwill impairment test compares the implied fair value of the reporting unit’s goodwill with the carrying amount of that goodwill. If the carrying amount of the reporting unit’s goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to that excess. We recorded an impairment charge of $27.9 million during the year ended March 31, 2009. There was no impairment charge recorded during the year ended March 31, 2011, as the fair value exceeded the carrying value by 81%. Significant judgments are required to estimate the fair value of our reporting unit and we assess its fair value based on a review of our market capitalization and control premium, as well as a discounted cash flow model, for which the key assumptions include revenue growth, gross profit margins, operating expense trends and our weighted average cost of capital.

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

Valuation of Deferred Income Taxes

We record valuation allowances to reduce our deferred tax assets to an amount that we believe is more likely than not to be realized. We consider estimated future taxable income and ongoing prudent and feasible tax planning strategies, including reversals of deferred tax liabilities, in assessing the need for a valuation allowance. If we were to determine that we will not realize all or part of our deferred tax assets in the future, we would make an adjustment to the carrying value of the deferred tax asset, which would be reflected as income tax expense. Conversely, if we were to determine that we will realize a deferred tax asset, which currently has a valuation allowance, we would reverse the valuation allowance which would be reflected as an income tax benefit or as an adjustment to stockholders’ equity, for tax assets related to stock options. As a result of uncertainties regarding the realization of the Company’s net deferred tax assets due to the uncertainty over future profitability as well as the fact that the Company remains in a three year cumulative book pre-tax loss position in the U.S., the Company has continued to record a valuation allowance against its U.S. deferred tax assets. The Company has worldwide gross deferred tax assets of approximately $15.9 million as of March 31, 2011. The Company will continue to evaluate the realizability of its net deferred tax asset on an ongoing basis to identify whether any significant changes in circumstances or assumptions have occurred that could materially affect the realizability of deferred tax assets and expects to release the valuation allowance when it has sufficient positive evidence, including but not limited to cumulative earnings in successive recent periods, to overcome such negative evidence. Accordingly, it is reasonably possible that all or a portion of the U.S. valuation allowance could be released in the next twelve months and the effect could be material to the Company’s financial statements.

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

RESULTS OF OPERATIONS

Fiscal Year Ended March 31, 2011 Compared to Fiscal Year Ended March 31, 2010

Net Sales

From a geographical perspective, our net sales for the fiscal years ended March 31, 2011 and 2010 were as follows (in thousands):

	Year Ended		Year Ended
	March 31, 2011		March 31, 2010		$	%
	Net Sales	% of Total	Net Sales	% of Total	Change	Change

United States	$107,528	59%	$63,223	53%	$44,305	70%
Europe	66,834	36%	49,005	41%	17,829	36%
Canada	5,547	3%	3,109	3%	2,438	78%
Other countries	4,065	2%	3,675	3%	390	11%

Consolidated net sales	$183,974	100%	$119,012	100%	$64,962	55%

Net sales in fiscal year 2011 increased 55% from fiscal year 2010. Net sales in the United States increased $44.3 million over the prior year, which was primarily attributable to an increase in sales of our accessories compatible with the Rock Band 3 game which launched in October 2010, and to a lesser extent, sales of Tritton and Cyborg-branded products. This increase was partially offset by decreases in sales of products for use with the Super Street Fighter IV games, which launched in fiscal 2010.

Net sales in Europe increased $17.7 million, which is largely attributable to sales of our accessories compatible with the Rock Band 3 game and to a lesser extent, the success of sales of third party products on a distribution basis and Cyborg-branded products, partially offset by foreign exchange fluctuations.

Net sales in Canada increased $2.4 million, which is largely attributable to sales of our accessories compatible with the Rock Band 3 game.

Our sales by quarter were as follows (in thousands):

	Year Ended		Year Ended
	March 31, 2011		March 31, 2010
	Net Sales	% of Total	Net Sales	% of Total

1st quarter	$19,911	11%	$22,378	19%
2nd quarter	37,409	20%	21,603	18%
3rd quarter	92,957	51%	48,763	41%
4th quarter	33,697	18%	26,268	22%

Total	$183,974	100%	$119,012	100%

In fiscal 2011, the first quarter benefited from the launch of Tritton products, offset by declines in other product sales. In the second and third quarters of fiscal 2011, accessories compatible with the Rock Band 3 game and Cyborg-branded products were launched. In fiscal 2010, neither first nor second quarter sales were significantly benefitted by products launched in those quarters. In fiscal 2010, third quarter sales included the launch of a line of products for use with Call of Duty: Modern Warfare 2 games on the Xbox 360 and Playstation 3 and fourth quarter 2010 sales included the launch of the Fight Pad and Fight Stick for use with the Super Street Fighter IV games.

Our sales by platform are as follows:

	Year Ended March 31,
	2011	2010

Xbox 360	31%	31%
PlayStation 3	17%	17%
PC	15%	22%
Wii	14%	13%
Handheld Consoles	3%	4%
PlayStation 2	1%	2%
GameCube	1%	2%
All others	18%	9%

Total	100%	100%

Our sales by product category are as follows:

	Year Ended March 31,
	2011	2010

Specialty controllers	28%	24%
Audio	27%	15%
Controllers	15%	28%
Accessories	12%	24%
Games and bundles(a)	11%	1%
PC	7%	8%

Total	100%	100%

(a)	Games category includes GameShark videogame enhancement products in addition to videogames with the Rock Band videogame and related accessories.

Our sales by brand are as follows:

	Year Ended March 31,
	2011	2010

Mad Catz	61%	69%
Tritton	14%	—%
Cyborg	7%	6%
Saitek	6%	12%
Eclipse	3%	6%
All others	9%	7%

Total	100%	100%

Gross Profit

Gross profit is defined as net sales less cost of sales. Cost of sales consists of product costs, cost of licenses and royalties, cost of freight-in and freight-out and distribution center costs, including depreciation and other overhead costs.

The following table presents net sales, cost of sales and gross profit for fiscal years ended March 31, 2011 and 2010 (in thousands):

	Year Ended March 31,
	2011		2010
		% of		% of	$	%
	Amount	Net Sales	Amount	Net Sales	Change	Change

Net sales	$183,974	100%	$119,012	100%	$64,962	55%
Cost of sales	130,605	71%	82,616	69%	47,989	58%

Gross profit	$53,369	29%	$36,396	31%	$16,973	47%

Gross profit in fiscal 2011 increased 47% from fiscal 2010, and gross profit as a percentage of net sales decreased to 29% in fiscal 2011 from 31% in fiscal 2010. The decrease in gross profit margin was predominately due to foreign exchange fluctuations and to a lesser extent, lower margins related to sales of our accessories compatible with the Rock Band 3 game, which accounted for approximately 1.3% and 0.7% of the decrease, respectively. These decreases in gross profit margin were partially offset by a number of factors, none of which was individually significant.

Operating Expenses

Operating expenses for fiscal years ended March 31, 2011 and 2010 were as follows (in thousands):

	March 31,	% of	March 31,	% of	$	%
	2011	Net Sales	2010	Net Sales	Change	Change

Sales and marketing	$14,316	8%	$11,452	10%	$2,864	25%
General and administrative	13,794	7%	12,118	10%	1,676	14%
Research and development	4,678	3%	2,657	2%	2,021	76%
Acquisition related items	873	—	—	—	873	100%
Amortization of intangibles	951	1%	1,758	2%	(807)	(46)%

Total operating expenses	$34,612	19%	$27,985	24%	$6,627	24%

Sales and Marketing Expenses.  Sales and marketing expenses consist primarily of payroll, commissions, participation at trade shows and travel costs for our worldwide sales and marketing staff, advertising and costs of operating our GameShark.com website. The increase in sales and marketing expense of $2.9 million is primarily due to increased marketing spending relating to trade shows during fiscal year 2011. The decrease in sales and marketing expense as a percentage of net sales is mainly related to the fixed nature of certain sales and marketing expenses and the increase in net sales. We expect sales and marketing expenses as a percentage of net sales in fiscal 2012 to remain approximately the same as that of fiscal 2011.

General and Administrative.  General and administrative expenses include salaries and benefits for our executive and administrative personnel, facilities costs and professional services, such as legal and accounting, and bad debt expense. The increase in general and administrative expenses of $1.7 million is primarily due to additional bonuses earned in 2011 over the level earned in 2010. The decrease in general and administrative expense as a percentage of net sales is mainly related to the fixed nature of certain general and administrative expenses. We expect general and administrative expenses as a percentage of net sales in fiscal 2012 to slightly decrease.

Research and Development.  Research and development expenses include the costs of developing and enhancing new and existing products in addition to the costs of developing games. The increase in research and development expenses is primarily due to expanded research and development activities related to our accessories and peripherals products. We expect research and development expenses in fiscal 2012 to increase slightly, on an absolute dollar basis, over fiscal 2011.

Acquisition related items.  Acquisition related items relate to accounting for the Tritton acquisition, which include non-recurring transaction costs and adjustments to the contingent consideration valuation, which will continue to be adjusted through fiscal 2015 when the amount will be fully paid.

Amortization of Intangibles.  Amortization of intangibles decreased as certain intangibles relating to the Joytech and Saitek acquisitions were fully amortized in fiscal 2010. This decrease was partially offset by amortization related to intangibles acquired in the Tritton acquisition.

Interest Expense, net, Foreign Exchange Gain (Loss) and Other Income

Interest expense, net, foreign exchange gain (loss) and other income for fiscal years ended March 31, 2011 and 2010 was as follows (in thousands):

	March 31,	% of	March 31,	% of	$	%
	2011	Net Sales	2010	Net Sales	Change	Change

Interest expense, net	$(2,897)	2%	$(2,460)	2%	$437	18%
Foreign exchange gain (loss)	$1,195	1%	$(270)	—%	$1,465	543%
Other income	$247	—%	$252	—%	$(5)	(2)%

Interest expense, net increased primarily due to higher borrowings during the peak season, and to a lesser extent due to higher average interest rates. The foreign exchange gain in fiscal 2011 compared to the loss in fiscal 2010 resulted primarily from increased fluctuations between the British pound and the Euro against the U.S. and Hong Kong dollars during the 2011 period. Other income primarily consists of advertising income from our GameShark.com website and the decrease in other income is primarily related to lower Gameshark.com advertising revenues.

Provision for Income Taxes

Income tax expense for fiscal years ended March 31, 2011 and 2010 was as follows (in thousands):

March 31,	Effective	March 31,	Effective	$	%
2011	Tax Rate	2010	Tax Rate	Change	Change

$6,367	36.8%	$1,470	24.8%	$4,897	333.1%

The Company’s effective tax rate is a blended rate for different jurisdictions in which the Company operates. Our effective tax rate fluctuates depending on the composition of our taxable income between the various jurisdictions in which we do business, including our U.S. operating company, and our Canadian parent company for which we continue to provide a full valuation allowance against its losses. The Company will continue to evaluate the realizability of its U.S. net deferred tax assets on an ongoing basis to identify whether any significant changes in circumstances or assumptions have occurred that could materially affect the realizability of deferred tax assets and expects to release the valuation allowance when it has sufficient positive evidence, including but not limited to cumulative earnings in successive recent periods, to overcome such negative evidence. Accordingly, it is reasonably possible that all or a portion of the valuation allowance could be released in the next twelve months and the effect could be material to the Company’s financial statements. The increase in effective tax rate in fiscal 2011 versus fiscal 2010 is primarily a result of an increase in our U.S. effective rate due to the utilization of net operating losses in 2010, while there were minimal net operating losses available for use in 2011.

Fiscal Year Ended March 31, 2010 Compared to Fiscal Year Ended March 31, 2009

Net Sales

From a geographical perspective, our net sales for the fiscal years ended March 31, 2010 and 2009 were as follows (in thousands):

	Year Ended		Year Ended
	March 31, 2010		March 31, 2009		$	%
	Net Sales	% of Total	Net Sales	% of Total	Change	Change

United States	$63,223	53%	$65,003	58%	$(1,780)	(3)%
Europe	49,005	41%	41,442	37%	7,563	18%
Canada	3,109	3%	1,974	2%	1,135	58%
Other countries	3,675	3%	4,144	3%	(469)	(11)%

Consolidated net sales	$119,012	100%	$112,563	100%	$6,449	6%

Net sales in fiscal 2010 increased 6% from fiscal 2009. Net sales in the United States decreased $1.8 million over the prior year, which was primarily attributable to a decline in sales of products sold for use on the Wii platform, as the prior-year period benefitted from strong sales of Wii Fit accessories, with no significant new product placements for the Wii platform in the current period and an overall softness in the videogame market, which led to the price cuts in videogame console hardware which occurred late in the quarter ended September 30, 2009. The decline in Wii product sales was partly offset by increases in sales of products for the PlayStation 3 and Xbox 360 platforms. Net sales in Europe increased $7.6 million, which is largely attributable to the success of new products launched for Xbox 360 during this fiscal year. Net sales in Canada increased by $1.1 million, largely attributable to new placements at existing customers and the addition of new customers due to the success of new products launched for PlayStation 3 and Xbox 360 platforms.

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

Our sales by platform are as follows:

	Year Ended March 31,
	2010	2009

Xbox 360	31%	19%
PC	22%	29%
PlayStation 3	17%	8%
Wii	13%	16%
Handheld Consoles	4%	10%
PlayStation 2	2%	3%
GameCube	2%	2%
All others	9%	13%

Total	100%	100%

Our sales by product category are as follows:

	Year Ended March 31,
	2010	2009

Controllers	28%	23%
Specialty controllers	24%	16%
Accessories	24%	46%
Audio	15%	7%
PC	8%	6%
Games and bundles(a)	1%	1%
All others	0%	1%

Total	100%	100%

(a)	Games category includes GameShark videogame enhancement products in addition to videogames with related accessories.

Our sales by brand are as follows:

	Year Ended March 31,
	2010	2009

Mad Catz	69%	63%
Tritton	—%	—%
Cyborg	6%	8%
Saitek	12%	13%
Eclipse	6%	9%
All others	7%	7%

Total	100%	100%

Gross Profit

Gross profit is defined as net sales less cost of sales. Cost of sales consists of product costs, cost of licenses and royalties, cost of freight-in and freight-out and distribution center costs, including depreciation and other overhead costs.

The following table presents net sales, cost of sales and gross profit for fiscal years ended March 31, 2010 and 2009 (in thousands):

	Year Ended March 31,
	2010		2009
		% of		% of	$	%
	Amount	Net Sales	Amount	Net Sales	Change	Change

Net sales	$119,012	100%	$112,563	100%	$6,449	6%
Cost of sales	82,616	69%	80,558	72%	2,058	3%

Gross profit	$36,396	31%	$32,005	28%	$4,391	14%

Gross profit in fiscal 2010 increased 14% from fiscal 2009, and gross profit as a percentage of net sales increased to 31% in fiscal 2010 from 28% in fiscal 2009. The increase in gross profit margin was predominately due to leverage gained from the fixed components of overhead in Asia and the distribution centers. An additional contributor was a decrease in freight expense as a percentage of sales, mainly related to less use of air freight. These increases in gross profit margin were partially offset by a number of factors, none of which was individually significant.

Operating Expenses

Operating expenses for fiscal years ended March 31, 2010 and 2009 were as follows (in thousands):

	March 31,	% of	March 31,	% of	$	%
	2010	Net Sales	2009	Net Sales	Change	Change

Sales and marketing	$11,452	10%	$13,216	12%	$(1,764)	(13)%
General and administrative	12,118	10%	14,968	13%	(2,850)	(19)%
Research and development	2,657	2%	1,076	1%	1,581	147%
Goodwill impairment	—	—%	27,887	25%	(27,887)	(100)%
Amortization of intangibles	1,758	2%	2,344	2%	(586)	(25)%

Total operating expenses	$27,985	24%	$59,491	53%	$(31,506)	(53)%

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

General and Administrative.  General and administrative expenses include salaries and benefits for our executive and administrative personnel, facilities costs and professional services, such as legal and accounting, and bad debt expense. The decrease in general and administrative expenses of $2.9 million is primarily due to reduced bad debt expense, principally related to the Circuit City bankruptcy, which accounted for $0.7 million of the decrease and lower accounting fees which accounted for $0.6 million of the decrease.

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

Goodwill Impairment.  Given a prolonged decline in the market capitalization of the Company noted through the third quarter of fiscal year 2009, which is the Company’s strongest quarter given its seasonality, a goodwill impairment test was performed, at which time it was determined an impairment did exist. Accordingly, the Company performed the step two analysis and recorded an impairment charge of $27.9 million during the year ended March 31, 2009. The annual impairment test performed at March 31, 2010 indicated no further impairment existed as of that date, as the fair value of the Company’s reporting unit exceeded its carrying value by 43%.

Amortization of Intangibles.  Amortization of intangibles decreased as certain intangibles relating to the Joytech and Saitek acquisitions have been fully amortized.

Interest Expense, net, Foreign Exchange Gain (Loss) and Other Income

Interest expense, net, foreign exchange gain (loss) and other income for fiscal years ended March 31, 2010 and 2009 was as follows (in thousands):

	March 31,	% of	March 31,	% of	$	%
	2010	Net Sales	2009	Net Sales	Change	Change

Interest expense	$(2,460)	2%	$(2,094)	2%	$(366)	17%
Foreign exchange (loss) gain	$(270)	—%	$(462)	—%	$192	(42)%
Other income	$252	—%	$361	—%	$(109)	(30)%

Interest expense, net is materially consistent year over year. The decrease in foreign exchange loss in fiscal 2010 compared to fiscal 2009 resulted primarily from less fluctuation between the British pound and the Euro against the U.S. dollar during the 2010 period. Other income primarily consisted of advertising income from our GameShark.com website and the decrease in other income is primarily related to lower Gameshark.com advertising revenues.

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

Liquidity and Capital Resources

Sources of Liquidity

Our primary ongoing cash requirements are for product development, operating activities, capital expenditures, debt service, and acquisition opportunities that may arise. Our primary sources of cash are generated from operations and borrowings under our revolving credit facility (as discussed below), and to a lesser extent, proceeds from employee stock option exercises. At March 31, 2011, available cash was approximately $3.7 million compared to cash of approximately $2.2 million at March 31, 2010 and $2.9 million at March 31, 2009.

We maintain a Credit Facility (the “Credit Facility”) with Wachovia Capital Finance Corporation (Central) (“Wachovia”) under a revolving line of credit subject to the availability of eligible collateral (accounts receivable and inventories), which changes throughout the year. The Credit Facility expires on October 31, 2012. On September 30, 2010, the Company entered into an amended agreement to temporarily increase the maximum borrowing from $30.0 million to $50.0 million through December 30, 2010, to $35.0 million through January 30, 2011 and back to $30.0 million thereafter. The line of credit accrues interest on the daily outstanding balance at the U.S. prime rate plus 2.0% or, at the Company’s option, LIBOR plus 3.50% with a LIBOR floor of 1.50%. At March 31, 2011, the interest rate was 5.3%. The Company is also required to pay a monthly service fee of $2,000 and an unused line fee equal to 0.50% of the unused portion of the loan. Borrowings under the Credit Facility are secured by a first priority interest in the inventories, equipment, accounts receivable and investment properties of Mad Catz, Inc. (“MCI”) and by a pledge of all of the capital stock of the Company’s subsidiaries and is guaranteed by the Company. See Note 7 to the consolidated financial statements included in “Item 8. Financial Statements and Supplementary Data” elsewhere in this Form 10-K.

On November 20, 2007, we issued to the seller of Saitek $14,500,000 of convertible notes (“Saitek Notes”) as part of the consideration relating to that acquisition. On June 24, 2009, the terms of the Saitek Notes were amended to extend the maturity to March 31, 2019 with annual principal and interest payments of $2,400,000 due beginning March 31, 2011 until the Saitek Notes are retired, and quarterly cash payments for partial interest in the amount of approximately $45,000. As amended, the Saitek Notes bore interest at 7.5% through March 31, 2014 and 9.0% thereafter. The quarterly cash payments payable as of March 31, 2011 as well as an interest payment of $500,000 due on October 31, 2009, an interest payment of $596,035 due on March 31, 2010, and an interest payment of $2,400,000 due on March 31, 2011 have been paid as of March 31, 2011. The Saitek Notes were convertible into Mad Catz common stock at the exercise price of $1.419 per share. The Saitek Notes and all accrued interest were repaid in full in May 2011. See Note 8 to the consolidated financial statements included in “Item 8. Financial Statements and Supplementary Data” elsewhere in this Form 10-K.

Pursuant to the Saitek purchase agreement, a working capital adjustment in the amount of $847,000 was made to the purchase price based on the completion of the final balance sheet. The Company financed this amount with a note payable to The Winkler Atlantic Trust. The note was repaid in full as of March 31, 2010.

Net cash provided by (used in) operating activities was approximately $3.3 million, $12.7 million and $(2.1) million for the years ended March 31, 2011, 2010 and 2009, respectively. Net cash provided by operating activities in 2011 reflects net income for the year, decreases in accounts receivable, net of sales reserves and increases in inventories, accrued liabilities and income tax payable, partially offset by reductions in accounts payable. Net cash provided by operating activities in 2010 reflects net income for the year, decreases in accounts receivable, net of sales reserves and increases in accrued liabilities and income tax payable, partially offset by reductions in accounts payable. We will continue to focus on working capital efficiency, but there can be no assurance that income from operations will exceed working capital requirements and it is likely we will continue to rely on our credit facility to finance our working capital. Net cash used in operating activities in 2009 is mainly related to an increase in accounts receivable and decreases in accounts payable and accrued expenses offset by a decrease in inventories, all in the context of a loss from operations.

Net cash used in investing activities was approximately $3.6 million, $2.7 million and $1.4 million for the years ended March 31, 2011, 2010 and 2009, respectively. Net cash used in investing activities in 2011 was primarily due to the Tritton and V Max acquisitions and capital expenditures to support our operations. Net cash used in investing activities in 2010 and 2009 consisted of capital expenditures to support our operations. Capital expenditures planned for 2012, excluding any potential acquisition, are expected to be similar in total amount to that of fiscal 2011 and are discretionary in nature.

Net cash (used in) provided by financing activities was approximately $1.6 million, $(10.8) million and $1.9 million for the years ended March 31, 2011, 2010 and 2009, respectively. Net cash provided by financing activities in 2011 consisted of net proceeds under our line of credit as well as proceeds from the exercise of stock options. Net cash used in financing activities in 2010 consisted of net repayments under our line of credit and repayment of the Saitek completion note. Net cash provided by financing activities in 2009 consisted of net proceeds under our line of credit.

At March 31, 2011, the outstanding balance on our line of credit was $5.4 million and our weighted average annual interest rate during fiscal 2011 was 5.3%. We are required to meet a quarterly covenant based on the Company’s fixed charge coverage ratio. The Company was in compliance with this covenant as of March 31, 2011. At March 31, 2011, the outstanding balance and accrued interest on the Saitek notes payable was $14.8 million. The Saitek Notes and all accrued interest were repaid in full in May 2011.

We believe that our available cash balances, anticipated cash flows from operations and available line of credit will be sufficient to satisfy our operating needs for at least the next twelve months, and in the longer term. However, in the normal course of its business the Company seeks incremental business opportunities, including acquisitions, which if such opportunities come to fruition, may require additional capital. Additionally, we operate in a rapidly evolving and often unpredictable business environment that may change the timing or amount of expected future cash receipts and expenditures. Accordingly, there can be no assurance that we may not be required to raise additional funds through the sale of equity or debt securities or from additional credit facilities. Additional capital, if needed, may not be available on satisfactory terms, if at all. Furthermore, additional debt financing may contain more restrictive covenants than our existing debt.

Contractual Obligations and Commitments

The following summarizes our contractual payment obligations at March 31, 2011:

	Payments Due ($000’s)
		Less Than			More Than
	Total	1 Year	1-3 Years	4-5 Years	5 Years

Bank loan (see Note 7 of Notes to Consolidated Financial Statements)	$5,450	$5,450	$—	$—	—
Convertible notes payable (see Note 8 of Notes to Consolidated Financial Statements)	14,828	14,828	—	—	—
Operating leases (see Note 11 of Notes to Consolidated Financial Statements)	4,644	1,545	2,998	101	—
Royalty & license guaranteed commitments (see Note 11 of Notes to Consolidated Financial Statements)	824	714	110	—	—

Total	$25,746	$22,537	$3,108	$101	$—

As of March 31, 2011 and 2010, we did not have any relationships with unconsolidated entities or financial parties, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As such, we are not exposed to any financing, liquidity, market, or credit risk that could arise if we had engaged in such relationships.

NON-GAAP FINANCIAL MEASURES

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

	Years Ended March 31,
	2011	2010	2009
	(In thousands of U.S. dollars)

Net income (loss)	$10,935	$4,463	$(32,614)
Adjustments:
Interest expense, net	2,897	2,460	2,094
Income tax expense	6,367	1,470	2,933
Depreciation and amortization	2,764	3,766	4,193

EBITDA	22,963	12,159	(23,394)
Goodwill impairment	—	—	27,887

Adjusted EBITDA	$22,963	$12,159	$4,493

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk

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

Foreign Currency Exchange Rate Risk

A majority of our international business is presently conducted in currencies other than the U.S. dollar and may be exposed to financial market risk resulting from fluctuations in foreign currency exchange rates, particularly the CNY, the Pound Sterling, the Euro and the Canadian dollar. Foreign currency transaction gains and losses arising from normal business operations are credited to or charged against earnings in the period incurred. As a result, fluctuations in the value of the currencies in which we conduct our business relative to the U.S. dollar will cause currency transaction gains and losses, which we have experienced in the past and continue to experience. Due to the difficulty in determining and obtaining predictable cash flow forecasts in our foreign operations based on the overall challenging economic environment and associated contract structures, we do not currently utilize any derivative financial instruments to hedge foreign currency risks. The volatility of the CNY, the Pound Sterling, the Euro and the Canadian dollar (and any other applicable currencies) will be monitored frequently throughout the coming year. If appropriate, we may enter into hedging transactions in order to mitigate our risk from foreign currency fluctuations. Due to the substantial volatility of currency exchange rates, among other factors, we cannot predict the effect of exchange rate fluctuations upon future operating results. There can be no assurances that we will not experience currency losses in the future. We estimate that an immediate 10% adverse change in foreign exchange rates not currently pegged to the U.S. dollar would decrease our reported net income by approximately $5.9 million for the year ended March 31, 2011.

Interest Rate Risk

We are exposed to interest rate risk on borrowings under the Credit Facility. Until June 30, 2009, funds advanced to us pursuant to the Credit Facility bore interest at the U.S. prime rate plus 0.75%. Beginning July 1, 2009, interest accrued at the U.S. prime rate plus 2.00% or, at the Company’s option, LIBOR plus 3.50% with a LIBOR floor of 1.50%. We do not hedge our exposures to interest rate risk. We estimate that an increase of 1.0% in the interest rate under our Credit Facility would decrease our reported net income by approximately $0.2 million for the year ended March 31, 2011.

Item 8.	Financial Statements and Supplementary Data

The Consolidated Financial Statements required by this Item, together with the reports of our independent registered public accounting firm, are set forth at the pages indicated on the Index to the Financial Statements on Page F-l included in Item 15 of this report.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of March 31, 2011. In making its assessment, management used the framework set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework. Based on its evaluation, management has concluded that, as of March 31, 2011, the Company’s internal control over financial reporting was effective based on these criteria.

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

The information required by this item with respect to the directors of the Company is incorporated herein by reference to the information under the caption “Election of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance” contained in the Company’s Management Proxy Circular for the Company’s 2011 Annual Meeting of Shareholders (the “Proxy Statement”).

We have adopted and maintain a code of business conduct and ethics that all executive officers and management employees must review and abide by (including our principal executive officer and principal financial officer), which we refer to as our Code of Business Conduct and Ethics. The Code of Business Conduct and Ethics is available on our website, free of charge, at http://www.madcatz.com in the Investor Information section under the heading “Corporate Governance.”

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

(3) Exhibits (numbered in accordance with Item 601 of Regulation S-K)

The following exhibits are filed or incorporated by reference into this report.

2	.1(1)	Stock Purchase Agreement dated as of May 28, 2010, by and between Mad Catz Interactive, Inc., Mad Catz, Inc., Tritton Technologies Inc. and the Stockholders of Tritton Technologies Inc. Portions of this exhibit (indicated by asterisks) have been omitted pursuant to a request for confidential treatment pursuant to Rule 24b-2 under the Securities Exchange Act of 1934.
3	.1(2)	Articles of Incorporation and Amendments thereto.
3	.2(3)	By-Laws of the Company, as amended to date.
3	.3(4)	Amendment to By-Law No. 2.
4	.1(5)	Form of Warrant, issued April 21, 2011.
10	.1(6)	Guarantee dated September 25, 2000, by 1328158 Ontario Inc. in favor of Congress Financial Corporation (Canada).
10	.2(6)	General Security Agreement dated September 25, 2000, by Mad Catz, Inc. and FX Unlimited, Inc. in favor of Congress Financial Corporation (Central).
10	.3(6)	Guarantee dated September 25, 2000, by Mad Catz, Inc. in favor of Congress Financial Corporation (Central).
10	.4(7)	Amended and Restated General Security Agreement dated as of November 30, 2001, by Mad Catz, Inc. and FX Unlimited, Inc. in favor of Congress Financial Corporation (Central).
10	.5(7)*	Amended and Restated Incentive Stock Option Plan of Mad Catz Interactive, Inc.
10	.6(7)*	Form of Incentive Stock Option Plan.
10	.7(8)*	Employment Agreement dated May 18, 2000, by and between Mad Catz, Inc. and Darren Richardson.
10	.8(9)*	Amendment to Employment Agreement dated April 1, 2004, by and between Mad Catz Interactive, Inc. and Darren Richardson. Portions of this exhibit (indicated by asterisks) have been omitted pursuant to a request for confidential treatment pursuant to Rule 24b-2 under the Securities Exchange Act of 1934.
10	.9(10)	Xenon Game Peripheral Licensing Certification Agreement dated May 12, 2005, by and between Mad Catz, Inc. and Microsoft Corporation. Portions of this exhibit (indicated by asterisks) have been omitted pursuant to a request for confidential treatment pursuant to Rule 24b-2 under the Securities Exchange Act of 1934.
10	.11(11)*	Mad Catz Interactive, Inc. Stock Option Plan — 2007
10	.12(12)*	Stock Option Agreement under the Mad Catz Interactive, Inc. Stock Option Plan — 2007
10	.14(13)	First Amending Agreement dated as of November 20, 2007, by and between Mad Catz, Inc. and Wachovia Capital Finance Corporation (Central).
10	.15(13)	Pledge and Security Agreement dated November 20, 2007, by Winkler Atlantic Holdings Limited in favor of Wachovia Capital Finance Corporation (Central).
10	.16(13)	Guarantee dated November 20, 2007, by Saitek Industries Limited in favor of Wachovia Capital Finance Corporation (Central).

10	.17(13)	General Security Agreement dated November 20, 2007, by Saitek Industries Limited in favor of Wachovia Capital Finance Corporation (Central).
10	.18(14)*	Amendment to Employment Agreement dated December 31, 2008, by and between Mad Catz Interactive, Inc. and Darren Richardson.
10	.20(14)*	Director Compensation Table
10	.21(14)	Waiver and Amendment Letter Agreement dated March 18, 2009, by and between Mad Catz, Inc. and Wachovia Capital Finance Corporation (Central).
10	.22(14)	Third Amended and Restated Loan Agreement dated as of June 23, 2009, by and between Mad Catz, Inc. and Wachovia Capital Finance Corporation (Central).
10	.23(14)	General Security Agreement dated June 23, 2009, by Winkler Atlantic Holdings Limited in favor of and Wachovia Capital Finance Corporation (Central).
10	.24(14)	Guarantee dated June 23, 2009, by Winkler Atlantic Holdings Limited in favor of Wachovia Capital Finance Corporation (Central).
10	.25(14)	Negative Pledge Agreement dated June 23, 2009, by Saitek Elektronik Vertriebs Gmbh in favor of and Wachovia Capital Finance Corporation (Central).
10	.26(14)	Guarantee dated June 23, 2009, by Saitek Elektronik Vertriebs Gmbh in favor of Wachovia Capital Finance Corporation (Central).
10	.27(14)	First Amendment to Stock Pledge Agreement dated June 23, 2009, by and between Mad Catz, Inc. and Wachovia Capital Finance Corporation (Central).
10	.29(15)	Xbox 360 Accessory License Agreement effective March 23, 2009, by and between Mad Catz, Inc. and Microsoft Corporation. Portions of this exhibit (indicated by asterisks) have been omitted pursuant to a request for confidential treatment pursuant to Rule 24b-2 under the Securities Exchange Act of 1934.
10	.30(16)	First Amending Agreement, dated as of September 30, 2010, between Mad Catz, Inc. and Wells Fargo Capital Finance, LLC, successor by merger to Wachovia Capital Finance Corporation (Central)
10	.31(5)	Securities Purchase Agreement, dated April 17, 2011
10	.32(5)	Form of Registration Rights Agreement, dated April 21, 2011
21.1		Subsidiaries of the Company.
23.1		Consent of KPMG LLP, Independent Registered Public Accounting Firm.
31.1		Certifications of Registrant’s Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2		Certifications of Registrant’s Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1		Certifications of Registrant’s Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002. These certifications are being furnished solely to accompany this Annual Report on Form 10-K and are not being filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and are not to be incorporated by reference into any filing of the Company.
32.2		Certifications of Registrant’s Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002. These certifications are being furnished solely to accompany this Annual Report on Form 10-K and are not being filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and are not to be incorporated by reference into any filing of the Company.

(1)	This document was filed as an exhibit to the Registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission for the fiscal year ended March 31, 2010 and incorporated herein by reference.

(2)	This document was filed as an exhibit to the Registrant’s Annual Report on Form 20-F filed with the Securities and Exchange Commission for the fiscal year ended March 31, 2001 and incorporated herein by reference.

(3)	This document was filed as an exhibit to the Registrant’s Registration Statement on Form 20-F, dated June 1, 1999, filed with the Securities and Exchange Commission on June 3, 1999 and incorporated herein by reference.

(4)	This document was filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission for the quarterly period ended September 30, 2007 and incorporated herein by reference.

(5)	This document was filed as an exhibit to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 21, 2011 and incorporated herein by reference.

(6)	This document was filed as an exhibit to the Registrant’s Annual Report on Form 20-F filed with the Securities and Exchange Commission for the fiscal year ended March 31, 2000 and incorporated herein by reference.

(7)	This document was filed as an exhibit to the Registrant’s Annual Report on Form 20-F filed with the Securities and Exchange Commission for the fiscal year ended March 31, 2002 and incorporated herein by reference.

(8)	This document was filed as an exhibit to the Registrant’s Annual Report on Form 20-F filed with the Securities and Exchange Commission for the fiscal year ended March 31, 2003 and incorporated herein by reference.

(9)	This document was filed as an exhibit to the Registrant’s Annual Report on Form 20-F filed with the Securities and Exchange Commission for the fiscal year ended March 31, 2004 and incorporated herein by reference.

(10)	This document was filed as an exhibit to the Registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission for the fiscal year ended March 31, 2005 and incorporated herein by reference.

(11)	This document was filed as an exhibit to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 16, 2011 and incorporated herein by reference.

(12)	This document was filed as an exhibit to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission October 9, 2007 and incorporated herein by reference.

(13)	This document was filed as an exhibit to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission for the fiscal year ended November 20, 2007 and incorporated herein by reference.

(14)	This document was filed as an exhibit to the Registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission for the fiscal year ended March 31, 2009 and incorporated herein by reference.

(15)	This document was filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission for the quarterly period ended June 30, 2009 and incorporated herein by reference.

(16)	This document was filed as an exhibit to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 6, 2010 and incorporated herein by reference.

*	Denotes management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MAD CATZ INTERACTIVE, INC.

By:	/s/ Darren Richardson
Darren Richardson
President and Chief Executive Officer

Date: June 14, 2011

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Darren Richardson Darren Richardson	President and Chief Executive Officer (Principal Executive Officer)	June 14, 2011

/s/ Allyson Evans Allyson Evans	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	June 14, 2011

/s/ Thomas Brown Thomas Brown	Director	June 14, 2011

/s/ Robert Molyneux Robert Molyneux	Director	June 14, 2011

/s/ William Woodward William Woodward	Director	June 14, 2011

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
Mad Catz Interactive, Inc.:

We have audited the accompanying consolidated balance sheets of Mad Catz Interactive, Inc. and subsidiaries (the Company) as of March 31, 2011 and 2010, and the related consolidated statements of operations, shareholders’ equity and comprehensive income (loss), and cash flows for each of the years in the three-year period ended March 31, 2011. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Mad Catz Interactive, Inc. and subsidiaries as of March 31, 2011 and 2010, and the results of their operations and their cash flows for each of the years in the three-year period ended March 31, 2011, in conformity with U.S. generally accepted accounting principles.

San Diego, California
June 14, 2011

MAD CATZ INTERACTIVE, INC.

Consolidated Balance Sheets
March 31, 2011 and 2010

	2011	2010
	(In thousands of U.S. dollars, except share data)

ASSETS
Current assets:
Cash	$3,734	$2,245
Accounts receivable, net of allowances of $6,301 and $4,848 at March 31, 2011 and 2010, respectively	19,846	14,620
Other receivables	329	123
Inventories	27,978	16,975
Deferred tax assets	85	17
Income tax receivable	—	21
Prepaid expenses and other current assets	2,343	1,410

Total current assets	54,315	35,411
Deferred tax assets	590	766
Other assets	639	626
Property and equipment, net	3,921	3,452
Intangible assets, net	5,606	2,828
Goodwill	10,463	8,466

Total assets	$75,534	$51,549

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Bank loan	$5,408	$3,829
Accounts payable	13,700	11,871
Accrued liabilities	11,048	7,988
Convertible notes payable	14,500	—
Contingent consideration, current	1,542	—
Income taxes payable	1,918	1,670

Total current liabilities	48,116	25,358
Contingent consideration	2,897	—
Other long-term liabilities	424	357
Convertible notes payable	—	14,500

Total liabilities	51,437	40,215
Commitments and contingencies
Shareholders’ equity:
Common stock, no par value, unlimited shares authorized; 57,029,350 and 55,098,549 shares issued and outstanding at March 31, 2011 and 2010	50,648	48,865
Accumulated other comprehensive loss	(10)	(55)
Accumulated deficit	(26,541)	(37,476)

Total shareholders’ equity	24,097	11,334

Total liabilities and shareholders’ equity	$75,534	$51,549

See accompanying notes to consolidated financial statements.

MAD CATZ INTERACTIVE, INC.

Consolidated Statements of Operations
Years Ended March 31, 2011, 2010 and 2009

	2011	2010	2009
	(In thousands of U.S. dollars, except
	share and per share data)

Net sales	$183,974	$119,012	$112,563
Cost of sales	130,605	82,616	80,558

Gross profit	53,369	36,396	32,005
Operating expenses:
Sales and marketing	14,316	11,452	13,216
General and administrative	13,794	12,118	14,968
Research and development	4,678	2,657	1,076
Goodwill impairment	—	—	27,887
Acquisition related items	873	—	—
Amortization of intangible assets	951	1,758	2,344

Total operating expenses	34,612	27,985	59,491

Operating income (loss)	18,757	8,411	(27,486)
Interest expense, net	(2,897)	(2,460)	(2,094)
Foreign exchange gain (loss), net	1,195	(270)	(462)
Other income	247	252	361

Income (loss) before income taxes	17,302	5,933	(29,681)
Income tax expense	(6,367)	(1,470)	(2,933)

Net income (loss)	$10,935	$4,463	$(32,614)

Net income (loss) per share:
Basic	$0.20	$0.08	$(0.59)

Diluted	$0.18	$0.08	$(0.59)

Number of shares used in per share computations:
Basic	55,429,673	55,098,549	55,088,960

Diluted	66,924,206	55,103,237	55,088,960

See accompanying notes to consolidated financial statements.

MAD CATZ INTERACTIVE, INC.

Consolidated Statements of Shareholders’ Equity and Comprehensive Income (Loss)
Years Ended March 31, 2011, 2010 and 2009

			Accumulated
			Other		Total
	Common Stock		Comprehensive	Accumulated	Shareholders’
	Shares	Amount	Income (Loss)	Deficit	Equity
	(In thousands of U.S. dollars, except share data)

Balance at March 31, 2008	54,973,549	$47,717	$2,923	$(9,325)	$41,315
Stock option exercises	125,000	57	—	—	57
Stock-based compensation	—	481	—	—	481
Comprehensive loss:
Net loss	—	—	—	(32,614)	(32,614)
Foreign currency translation adjustment	—	—	(2,822)	—	(2,822)

Total comprehensive loss					(35,436)

Balance at March 31, 2009	55,098,549	$48,255	$101	$(41,939)	$6,417
Stock-based compensation	—	610	—	—	610
Comprehensive income:
Net income	—	—	—	4,463	4,463
Foreign currency translation adjustment	—	—	(156)	—	(156)

Total comprehensive income					4,307

Balance at March 31, 2010	55,098,549	$48,865	$(55)	$(37,476)	$11,334
Stock issued for acquisition	158,518	260	—	—	260
Stock option exercises	1,772,283	920	—	—	920
Stock-based compensation	—	603	—	—	603
Comprehensive income:
Net income	—	—	—	10,935	10,935
Foreign currency translation adjustment	—	—	45	—	45

Total comprehensive income					10,980

Balance at March 31, 2011	57,029,350	$50,648	$(10)	$(26,541)	$24,097

See accompanying notes to consolidated financial statements.

MAD CATZ INTERACTIVE, INC.

Consolidated Statements of Cash Flows
Years Ended March 31, 2011, 2010 and 2009

	2011	2010	2009
	(In thousands of U.S. dollars)

Cash flows from operating activities:
Net income (loss)	$10,935	$4,463	$(32,614)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	2,764	3,766	4,193
Amortization of deferred financing fees	249	176	56
Stock-based compensation	603	610	481
Goodwill impairment	—	—	27,887
Loss on disposal of assets	6	89	—
Contingent consideration	710	—	—
Provision (benefit) for deferred income taxes	290	59	2,657
Changes in operating assets and liabilities:
Accounts receivable	(4,781)	864	(2,388)
Other receivables	(209)	332	98
Inventories	(8,462)	763	2,401
Prepaid expenses and other current assets	(856)	77	(15)
Other assets	(88)	53	(106)
Accounts payable	(761)	(1,731)	(3,127)
Accrued liabilities	2,818	1,877	(1,443)
Income taxes receivable/payable	85	1,324	(226)

Net cash provided by (used in) operating activities	3,303	12,722	(2,146)

Cash flows from investing activities:
Purchases of property and equipment	(2,056)	(2,718)	(1,403)
Cash paid for Tritton acquisition, net of cash received	(1,189)	—	—
Cash paid for V Max acquisition	(378)	—	—

Net cash used in investing activities	(3,623)	(2,718)	(1,403)

Cash flows from financing activities:
Borrowings on bank loan	168,923	99,907	97,708
Repayments on bank loan	(167,344)	(109,350)	(95,906)
Payment of financing fees	(100)	(496)	—
Payment of Saitek completion note	—	(847)	—
Repayments on notes payable	(803)	—	—
Proceeds from exercise of stock options	920	—	57

Net cash provided by (used in) financing activities	1,596	(10,786)	1,859

Effects of foreign exchange on cash	213	137	(650)

Net increase (decrease) in cash	1,489	(645)	(2,340)
Cash, beginning of year	2,245	2,890	5,230

Cash, end of year	$3,734	$2,245	$2,890

Supplemental cash flow information:
Income taxes paid	$6,497	$1,007	$673

Interest paid	$3,750	$2,243	$822

Supplemental disclosures of noncash investing and financing activities:
Note payable issued	$—	$—	$847
Restructuring and transaction costs	—	—	282
Acquisitions:
Fair value of assets acquired in acquisitions, net of cash received	3,457
Intangible assets	3,700	—	—
Goodwill	2,001	—	98
Deferred tax assets	—	—	1,031
Liabilities assumed in acquisitions	(2,800)	—	—
Notes payable assumed in acquisition	(803)	—	—
Stock issued for acquisition	(260)
Contingent consideration liability, net of $472 working capital adjustment	(3,728)	—	—

Net cash paid for acquisitions	$1,567	$—	$1,129

See accompanying notes to consolidated financial statements.

MAD CATZ INTERACTIVE, INC.

Notes to Consolidated Financial Statements
(In U.S. dollars)

(1)	Organization and Description of Business

The Company’s products are designed, manufactured (primarily through third parties), marketed and distributed for all major console based videogame systems, the personal computer (“PC”) and, to a lesser extent the iPod and other audio devices. The Company’s products include videogame, PC and audio accessories, such as control pads, steering wheels, joysticks, memory cards, video cables, light guns, flight sticks, flight simulators, dance pads, microphones, car adapters, carry cases, mice, keyboards and headsets. The Company also markets GameShark videogame enhancement products and publishes videogames.

(2)	Summary of Significant Accounting Policies

Basis of Presentation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany transactions and balances have been eliminated in consolidation.

Use of Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the year. On an ongoing basis, the Company evaluates its estimates, including those related to asset impairments, reserves for accounts receivable and inventory, contingencies and litigation, valuation and recognition of share-based payments and income taxes. Illiquid credit markets, volatile equity, foreign currency, and declines in customer spending have combined to increase the uncertainty inherent in such estimates and assumptions. As future events and their effects cannot be determined with precision, actual results could differ from these estimates. Changes in estimates resulting from continuing changes in the economic environment will be reflected in the financial statements in future periods. Actual results could differ from those estimates.

Concentration of Credit Risk

The Company’s credit risk is primarily concentrated in accounts receivable. The Company generally does not require collateral on accounts receivable because a majority of its customers are large, well capitalized, established retail entities with operations throughout the United States, Canada and Europe. The Company maintains an allowance for doubtful accounts. For the year ended March 31, 2011, 2010 and 2009, sales to the largest customer constituted 26%, 25% and 29%, respectively, of gross sales. At March 31, 2011, one customer represented 27% of accounts receivable and another customer represented 12% of accounts receivable. At March 31, 2010 and 2009, one customer represented 30% and 33%, respectively, of accounts receivable. At March 31, 2011, 2010 and 2009, there were no other customers which accounted for greater than 10% of gross sales or represented greater than 10% of accounts receivable.

Fair Value of Financial Instruments and Fair Value Measurements

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

MAD CATZ INTERACTIVE, INC.

Notes to Consolidated Financial Statements — (Continued)

Fair value measurements are market-based measurements, not entity-specific measurements. Therefore, fair value measurements are determined based on the assumptions that market participants would use in pricing the asset or liability. We follow a three-level hierarchy to prioritize the inputs used in the valuation techniques to derive fair values. The basis for fair value measurements for each level within the hierarchy is described below:

•	Level 1: Quoted prices in active markets for identical assets or liabilities.

•	Level 2: Quoted prices for similar assets or liabilities in active markets; quoted prices for identical or similar instruments in markets that are not active; and model-derived valuations in which all significant inputs are observable in active markets.

•	Level 3: Valuations derived from valuation techniques in which one or more significant inputs are unobservable in active markets.

The following table provides a summary of the recognized assets and liabilities that we measure at fair value on a recurring basis (in thousands):

	Balance as of	Basis of Fair Value Measurements
	March 31, 2011	Level 1	Level 2	Level 3

Liabilities:
Contingent consideration, net of working capital (Note 3)	$(4,439)	$—	$—	$(4,439)

The following table provides a rollforward of our level three fair value measurements during the year ended March 31, 2011, which consist solely of our contingent consideration liability (in thousands):

Balance at March 31, 2010	$—
Tritton acquisition — initial contingent consideration balance	3,466
Changes in working capital adjustment	263
Increases during the year — acquisition related expense	710

Balance at March 31, 2011	$4,439

Revenue Recognition

The Company recognizes revenue when (1) there is persuasive evidence that an arrangement with the customer exists, which is generally a customer purchase order, (2) the products are delivered, which occurs when the products are shipped and risk of loss has been transferred to the customer, (3) the selling price is fixed or determinable and (4) collection of the customer receivable is deemed reasonably assured. The Company’s payment arrangements with customers typically provide net 30 and 60-day terms. All of the Company’s arrangements are single element arrangements and there are no undelivered elements after the point of shipment.

Amounts billed to customers for shipping and handling are included in net sales, and costs incurred related to shipping and handling is included in cost of sales.

Allowance for Doubtful Accounts and Other Allowances

Accounts receivable are recorded net of an allowance for doubtful accounts and other sales related allowances. When evaluating the adequacy of the allowance for doubtful accounts, the Company analyzes known uncollectible accounts, the aging of accounts receivable, historical bad debts, customer credit-worthiness and current economic trends. We perform ongoing credit evaluations of our customers, and generally we do not require collateral on our accounts receivable. We estimate the need for allowances for potential credit losses based on historical collection activity and the facts and circumstances relevant to specific customers and we record a provision for uncollectible accounts when collection is uncertain. To date, we have not experienced significant credit related losses.

MAD CATZ INTERACTIVE, INC.

Notes to Consolidated Financial Statements — (Continued)

The Company records allowances for customer marketing programs, including certain rights of return, price protection, volume-based cash incentives and cooperative advertising. The estimated cost of these programs is accrued as a reduction to revenue or as an operating expense in the period the Company sells the product or commits to the program. Such amounts are estimated, based on historical experience and contractual terms, and periodically adjusted based on historical and anticipated rates of returns, inventory levels and other factors.

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

Intangible Assets

Intangible assets are stated at cost less accumulated amortization and are amortized over the estimated useful lives of the assets on a straight-line basis. The range of useful lives is 1 to 15 years.

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

MAD CATZ INTERACTIVE, INC.

Notes to Consolidated Financial Statements — (Continued)

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

In 2009, the carrying amount of the Company’s reporting unit had exceeded its market capitalization over a sustained period, accordingly, the Company recorded a goodwill impairment charge of $27.9 million for the year ended March 31, 2009. The Company completed its annual assessment of impairment as of March 31, 2011 and 2010, which did not indicate any impairment of goodwill at such dates. At March 31, 2011 the fair value exceeded the carrying value by 81%. No assurance can be given that the Company will not be required to record additional goodwill impairments in future periods.

Impairment of Long-Lived Assets

Long-lived assets, such as property and equipment and purchased intangibles subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset. Assets to be disposed of would be separately presented in the balance sheet and reported at the lower of the carrying amount or fair value less costs to sell, and would no longer be depreciated. The assets and liabilities of a disposal group classified as held for sale would be presented separately in the appropriate asset and liability sections of the balance sheet. During 2009, the Company determined that a triggering event had occurred and performed the required analysis, which indicated that no impairment existed. There were no triggering events during fiscal year 2011 and 2010.

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

MAD CATZ INTERACTIVE, INC.

Notes to Consolidated Financial Statements — (Continued)

Advertising and Research and Development

Advertising costs and research and development are expensed as incurred. Advertising costs amounted to $4,405,000, $3,392,000, and $3,796,000 in 2011, 2010 and 2009, respectively. Cooperative advertising with retailers is recorded when revenue is recognized and such amounts are included in sales and marketing expense if there is a separate identifiable benefit with a fair value. Otherwise, such costs are recognized as a reduction of sales. Research and development costs amounted to $4,678,000, $2,657,000 and $1,076,000 for the years ended March 31, 2011, 2010 and 2009, respectively.

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

MAD CATZ INTERACTIVE, INC.

Notes to Consolidated Financial Statements — (Continued)

The following table sets forth the computation of diluted weighted average common and potential common shares outstanding for the years ended March 31, 2011, 2010 and 2009 (in thousands, except share and per share amounts):

	Years Ended March 31,
	2011	2010	2009

Numerator:
Net income	10,935	4,463	(32,614)
Effect of convertible notes payable	1,232	—	—

Numerator for diluted net earnings per share	12,167	4,463	(32,614)

Denominator:
Weighted average shares used to compute basic EPS	55,429,673	55,098,549	55,088,960
Effect of convertible debt	10,217,744	—	—
Effect of dilutive share-based awards	1,276,789	4,688	—

Denominator for diluted net earnings per share	66,924,206	55,103,237	55,088,960

Basic earnings per share	0.20	0.08	(0.59)
Diluted earnings per share	0.18	0.08	(0.59)

Outstanding options to purchase an aggregate of 5,160,471, 7,284,233 and 5,565,653 shares for the years ended March 31, 2011, 2010 and 2009, respectively, were excluded from calculation because of their anti-dilutive effect. Weighted average shares of 10,217,744, related to the convertible note payable were excluded from the calculation because of their anti-dilutive effect in fiscal years 2010 and 2009.

On May 5, 2011, the Company repaid all principal and interest related to the $14,500,000 of convertible notes payable that the Company issued to the seller of Saitek on November 20, 2007 as part of the consideration relating to that acquisition. Repayment of the convertible loan notes retired 10,217,744 weighted average shares that have been included in the Company’s calculation of fully diluted earnings per share. The repayment was partially funded with the net proceeds of a private placement financing, which closed on April 21, 2011. Approximately 6,350,000 common shares were issued in connection with the private placement, through which the Company raised approximately $12.2 million, gross, with warrants to purchase 2,541,000 additional common shares at an exercise price of $2.56 per share.

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

MAD CATZ INTERACTIVE, INC.

Notes to Consolidated Financial Statements — (Continued)

See Note 9 — Stock-Based Compensation for additional information regarding the Company’s stock-based compensation plans.

Comprehensive Income (Loss)

Comprehensive income (loss) consists of net income (loss) and certain changes in equity that are excluded from net income (loss). Accumulated other comprehensive income represents net unrealized gains and losses from foreign currency translation adjustments.

(3)	Acquisitions

Tritton Technologies Inc.

On May 28, 2010, the Company acquired all of the outstanding stock of Tritton Technologies Inc. (“Tritton”), a private corporation incorporated under the laws of Delaware. Tritton designs, develops, manufactures (through third parties in Asia), markets and sells videogame and PC accessories, most notably gaming audio headsets. The Company acquired all of Tritton’s net tangible and intangible assets, including trade names, customer relationships and product lines. Cash paid for the acquisition was approximately $1,400,000, subject to a working capital adjustment of $472,000. The Company is required to make additional cash payments to former Tritton shareholders of up to an aggregate of $8.7 million based on the achievement of certain specified performance measures over a five year period. As a result of the acquisition, Tritton became a wholly-owned subsidiary of the Company and accordingly, the results of operations of Tritton are included in the Company’s consolidated financial statements from the acquisition date. The Company financed the acquisition through borrowings under the Company’s working capital facility. The acquisition expanded the Company’s product offerings in the high growth gaming audio market and further leveraged the Company’s assets, infrastructure and capabilities.

The purchase price allocation for the acquisition of Tritton set forth below has been finalized and the Company finalized the working capital adjustment to complete the purchase price allocation subsequent to year end. The following tables summarize the consideration paid for Tritton and the amounts of the assets acquired and liabilities assumed recognized at the acquisition date (in thousands):

Consideration:
Cash paid	$1,350
Preliminary working capital adjustment, net of holdback	(472)
Fair value of contingent consideration	4,200

Total purchase price	$5,078

The working capital adjustment, net of holdback, was adjusted during the year ended March 31, 2011 to decrease the adjustment from the previous estimate of $735,000 at June 30, 2010 to the revised final amount of $472,000 based on new information obtained that existed as of the acquisition date. The working capital adjustment is recorded against the contingent consideration liability, resulting in an increase in the contingent consideration liability of $263,000 since the date of acquisition through March 31, 2011. The $5,078,000 purchase price for Tritton exceeded the value of the acquired tangible and identifiable intangible assets, and therefore the Company allocated $1,514,000 to non tax deductible goodwill.

MAD CATZ INTERACTIVE, INC.

Notes to Consolidated Financial Statements — (Continued)

Recognized amounts of identifiable assets acquired and liabilities assumed as of March 31, 2011 (in thousands)
Net working capital	$(256)
Property, plant and equipment and other assets	120
Goodwill	1,514
Other intangible assets	3,700

Total purchase price	$5,078

Fair-value measurements have been determined based on assumptions that market participants would use in the pricing of the asset or liability. The fair values of the acquired identifiable intangible assets with definite lives are as follows (in thousands):

Intangible assets acquired:
Customer relationships	$900
Trademark and trade names	2,800

Total intangible assets acquired	$3,700

The contingent consideration arrangement requires the Company to pay the former owners of Tritton additional consideration based on a percentage of future sales of Tritton products, subject to maximum annual amounts, over a five year period. The fair value of the contingent consideration arrangement has been determined primarily by using the income approach and using a discount rate of approximately 19%. The amount paid for contingent consideration will be reduced by the amount of the final working capital adjustment. As of March 31, 2011, the liability for contingent consideration of $4,439,000 is presented net of the final working capital adjustment and holdback of $472,000.

The estimated fair value of the contingent consideration increased $710,000 since the date of acquisition through March 31, 2011. The Company assesses the estimated fair value of the contractual obligation to pay the contingent consideration on a quarterly basis and any changes in estimated fair value are recorded in “acquisition related items’ in the Company’s statement of operations.

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

The fair value assigned to trademarks and trade names has been determined primarily by using the income approach, which estimates the future royalties which would have to be paid to the owner of the brand for its current use. Tax is deducted and a discount rate is used to determine the present value of future cash flows. This is based on the brand in its current use and is based on savings from owning the brand, or relief from royalties that would otherwise be paid to the brand owner. The fair value assigned to customer relationships has been determined primarily by using the income approach, which estimates the value of an asset based on discounted future earnings specifically attributed to that asset, that is, in excess of returns for other assets that contributed to those earnings. The discount rate used in these valuation methods is approximately 19%.

Transaction costs related to the acquisition totaled $163,000 during the twelve months ended March 31, 2011, and are recorded in ‘acquisition related items’ in the accompanying consolidated statement of operations.

MAD CATZ INTERACTIVE, INC.

Notes to Consolidated Financial Statements — (Continued)

V Max Simulation Corporation

On February 24, 2011, the Company acquired certain assets of V Max Simulation Corporation (“V Max”), which included mostly property, plant and equipment. V Max designs, constructs, integrates, and operates flight simulation equipment. Total consideration paid for the acquisition was $638,000, consisting of $378,000 in cash and 158,518 shares of the Company’s common stock, valued at the closing price of the Company’s common stock on the day prior to the closing date of the transaction. The Company financed the acquisition through borrowings under the Company’s working capital facility. The acquisition expanded the Company’s product offerings in the flight simulation market and is expected to further leverage the Company’s assets, infrastructure and capabilities. The $638,000 purchase price of V Max exceeded the value of the acquired assets, and therefore the Company allocated $487,000 to non tax deductible goodwill. The Company recorded property and equipment of $151,000 and the value of the intangibles was deemed insignificant.

(4)	Inventories

Inventories consist of the following (in thousands):

	March 31,
	2011	2010

Raw materials	$749	$1,431
Semi finished goods	195	115
Finished goods	27,034	15,429

Inventories	$27,978	$16,975

The amount of inventory pledged as collateral totaled $21,261,000 at March 31, 2011.

(5)	Property and Equipment

Property and equipment consist of the following (in thousands):

	March 31,
	2011	2010

Molds	$6,162	$6,400
Computer equipment and software	3,264	2,734
Manufacturing and office equipment	1,128	1,013
Furniture and fixtures	467	383
Leasehold improvements	789	623

	11,810	11,153
Less: Accumulated depreciation and amortization	(7,889)	(7,701)

Property and equipment, net	$3,921	$3,452

Depreciation and amortization expense totaled $1,813,000, $1,421,000, and $1,262,000 for the years ended March 31, 2011, 2010 and 2009, respectively.

MAD CATZ INTERACTIVE, INC.

Notes to Consolidated Financial Statements — (Continued)

(6)	Intangible Assets and Goodwill

The Company’s acquired intangible assets are summarized as follows (in thousands):

	March 31, 2011			March 31, 2010
		Accumulated	Net Book		Accumulated	Net Book
	Cost	Amortization	Value	Cost	Amortization	Value

Trademarks	$8,269	$4,772	$3,497	$5,472	$4,445	$1,027
Customer relationships	4,179	2,070	2,109	3,199	1,415	1,784
Product lines	3,217	3,217	—	3,194	3,187	7
Other	111	111	—	110	100	10

Intangible assets	$15,776	$10,170	$5,606	$11,975	$9,147	$2,828

Amortization of intangible assets was approximately $951,000, $2,345,000 and $2,931,000 in fiscal 2011, 2010 and 2009, respectively.

As of March 31, 2011, the future estimated amortization expense for these acquired intangible assets for the next five years and thereafter is expected to be as follows (in thousands):

Future
Amortization

Year ending March 31, 2012	$961
Year ending March 31, 2013	954
Year ending March 31, 2014	749
Year ending March 31, 2015	429
Year ending March 31, 2016	429
Thereafter	2,084

$5,606

The changes in the carrying amount of goodwill for the years ended March 31, 2011 and 2010 are as follows:

Balance at March 31, 2009	$8,467
Translation adjustment	(1)

Balance at March 31, 2010	8,466
Increase due to Tritton acquisition	1,514
Increase due to V Max acquisition	487
Translation adjustment	(4)

Balance at March 31, 2011	$10,463

The accumulated goodwill impairment losses previously recognized by the Company totaled $27,887,000 at March 31, 2011 and 2010.

(7)	Bank Loan

The Company has a Credit Facility with Wachovia Capital Finance Corporation (Central) (“Wachovia”) to borrow funds under a revolving line of credit subject to the availability of eligible collateral (accounts receivable and inventories), which changes throughout the year. On June 23, 2009, the Company extended the term of the Credit Facility until October 31, 2012. On September 30, 2010 the Company entered into an amended agreement to temporarily increase the maximum borrowing from $30.0 million to $50.0 million through December 30, 2010, to $35.0 million through January 30, 2011 and back to $30.0 million thereafter. Costs associated with the amended

MAD CATZ INTERACTIVE, INC.

Notes to Consolidated Financial Statements — (Continued)

agreement totaled $100,000. The line of credit accrues at the U.S. prime rate plus 2.00% or, at the Company’s option, LIBOR plus 3.50% with a LIBOR floor of 1.50%. At March 31, 2011 and 2010, the interest rate was 5.3%. The Company is also required to pay a monthly service fee of $2,000 and an unused line fee equal to 0.50% of the unused portion of the loan. Borrowings under the Credit Facility are secured by a first priority interest in the inventories, equipment, accounts receivable and investment properties of Mad Catz, Inc. (“MCI”) and by a pledge of all of the capital stock of the Company’s subsidiaries and is guaranteed by the Company. The Company is required to meet a quarterly financial covenant based on the Company’s trailing four quarter’s coverage of fixed charges. The Company was in compliance with the current fixed charge coverage ratio covenant as of March 31, 2011 and 2010.

(8)	Convertible Notes Payable

On November 20, 2007, in connection with the acquisition of its Saitek operations, the Company issued convertible notes with an aggregate principal amount of $14,500,000 (the “Saitek Notes”). On June 24, 2009, the terms of the Saitek Notes were amended to extend the maturity of the Saitek Notes to March 31, 2019 with an interest payment of $2,400,000 due March 31, 2011 and annual principal and interest payments of $2,400,000 due beginning March 31, 2012 until the Saitek Notes are retired, and quarterly cash payments for partial interest in the amount of approximately $45,000. As amended, the Saitek Notes bore interest at 7.5% through March 31, 2014 and would have accrued interest at 9.0% thereafter. Subsequent to year end the Company paid the Saitek Notes in full plus all accrued interest in May 2011.

The Saitek Notes were convertible into Mad Catz Interactive, Inc. common stock at the exercise price of $1.419 per share. The conversion price represented a 15% premium to the average closing share price of the Company’s stock over the preceding 15 trading days prior to execution of the purchase agreement relating to the Saitek acquisition. If fully converted, the Notes would have converted into approximately 10,217,744 shares of the Company’s common stock. See also Note 15.

(9)	Stock-Based Compensation

The Company’s Amended and Restated Incentive Stock Option Plan (the “Prior Plan”) allowed the Company to grant options to purchase common stock to employees, officers and directors. In October 2007, the shareholders of the Company approved the Mad Catz Interactive, Inc., Stock Option Plan — 2007 (the “2007 Plan”). As a result, the 2007 Plan replaced the Prior Plan, and no grants will be made under the Prior Plan in the future. During fiscal years 2011, 2010 and 2009, no grants were issued from the Prior Plan. The Prior Plan allowed for a maximum of 6,000,000 shares of common stock to be issued pursuant to options granted. Options granted under the Prior Plan before fiscal year 2007 generally expired five years from the date of grant and generally vested over a period of two years with one-third vesting immediately. At March 31, 2011, a total of 1,125,000 options were outstanding and exercisable under the Prior Plan.

The 2007 Plan allows the Company to grant options to purchase common stock to employees, officers and directors up to a maximum of 7,300,000 shares of common stock. Options granted under the 2007 Plan expire ten years from the date of grant and generally vest over a period of four years, with the first 25% vesting on the one-year anniversary of the grant date and the remainder vesting monthly over the remaining 36 months. At March 31, 2011, a total of 5,312,259 options were outstanding, options to purchase 2,326,530 shares were exercisable, and 989,625 shares were available for future grant under the 2007 Plan.

MAD CATZ INTERACTIVE, INC.

Notes to Consolidated Financial Statements — (Continued)

A summary of option activity for the years ended March 31, 2011, 2010 and 2009 is presented as follows:

	2011		2010		2009
		Weighted		Weighted		Weighted
		Average		Average		Average
		Exercise		Exercise		Exercise
	Options	Price	Options	Price	Options	Price

Outstanding, beginning of year	7,575,900	$0.58	7,396,275	$0.58	3,835,334	$0.80
Granted	1,475,000	0.61	725,000	0.33	3,925,000	0.46
Exercised	(1,772,283)	0.52	—	—	(125,000)	0.46
Expired/canceled	(841,358)	0.73	(545,375)	0.87	(239,059)	0.75

Outstanding, end of year	6,437,259	$0.58	7,575,900	$0.58	7,396,275	$0.58

Exercisable, end of year	3,451,530	$0.63	4,052,873	$0.63	2,535,002	$0.64

Vested and expected to vest, end of year	6,215,419	$0.58	7,329,288	$0.58	7,055,986	$0.63

As of March 31, 2011, the aggregate intrinsic value of options outstanding was $10,336,779 and the remaining contractual term of these options was 7.6 years; the aggregate intrinsic value of options exercisable was $5,384,802, and the remaining contractual term of these options was 6.7 years. As of March 31, 2011, the total unrecognized compensation cost related to unvested options was $947,194, which is expected to be recognized over a weighted-average period of 1.54 years.

The weighted average per share fair value of the options granted during the years ended March 31, 2011, 2010 and 2009 were $0.41, $0.22 and $0.46, respectively.

The Company estimated the fair value of each stock option grant on the date of grant using the Black-Scholes model with the following assumptions for the years ended March 31, 2011, 2010 and 2009:

	2011	2010	2009

Assumptions:
Expected volatility	83% - 86%	85%	74% - 75%
Risk-free interest rate	1.88% - 2.47%	2.47%	2.18% - 3.11%
Dividend yield	—	—	—
Expected term	5 years	5 years	1 - 5 years

The Company’s net income for the years ended March 31, 2011, 2010 and 2009 has been reduced by stock-based compensation expense, net of taxes, of approximately $400,000 , $400,000 and $300,000, respectively.

MAD CATZ INTERACTIVE, INC.

Notes to Consolidated Financial Statements — (Continued)

(10)	Income Taxes

Domestic and foreign income (loss) before income taxes and details of income tax expense (benefit) are as follows (in thousands):

	Years Ended March 31,
	2011	2010	2009

Income (loss) before income taxes:
Domestic (U.S.)	$8,101	$777	$(16,563)
Foreign	9,201	5,156	(13,118)

	$17,302	$5,933	$(29,681)

Income tax expense (benefit):
Current:
Federal (U.S.)	$3,143	$7	$(630)
State (U.S.)	824	204	56
Foreign	2,110	1,200	850

Total current	6,077	1,411	276

Deferred:
Federal (U.S.)	—	—	2,467
State (U.S.)	—	—	459
Foreign	290	59	(269)

Total deferred	290	59	2,657

Income tax expense	$6,367	$1,470	$2,933

The difference between reported income tax expense (benefit) and the amount computed by multiplying income (loss) before income taxes by the Company’s applicable Canadian statutory tax rate of approximately 31%, 33% and 33% for the years ended March 31, 2011, 2010 and 2009, respectively, is reconciled as follows (in thousands):

	Years Ended March 31,
	2011	2010	2009

Income tax expense (benefit) using the Company’s Canadian statutory tax rates	$5,385	$1,940	$(9,906)
Income taxed in jurisdictions other than Canada	(477)	(823)	1,468
Goodwill impairment	—	—	7,511
Change in valuation allowance	1,118	76	3,665
Other	341	277	195

	$6,367	$1,470	$2,933

MAD CATZ INTERACTIVE, INC.

Notes to Consolidated Financial Statements — (Continued)

The sources of significant temporary differences that give rise to the deferred tax assets and liabilities are as follows (in thousands):

	March 31,
	2011	2010

Deferred tax assets:
Tax loss carryforwards	$10,623	$10,300
Difference between book and tax basis of inventories	1,015	691
Difference between book and tax basis of accounts receivables	671	394
Deferred fees not currently deductible	147	100
Accruals and reserves not currently deductible	609	845
Difference between book and tax basis of intangible assets, property & equipment	1,058	1,090
Unclaimed depreciation on property and equipment	253	242
Goodwill and intangibles	1,154	500
Unclaimed scientific research expenditures	237	226
Other	158	152

	15,925	14,540
Less valuation allowance	(13,150)	(13,236)

Net deferred tax assets	$2,775	$1,304

Deferred tax liabilities:
Federal liability on state tax loss	$232	$235
Prepaid liabilities	165	139
Goodwill and intangibles	1,846	147

Net deferred tax liabilities	$2,243	$521

Net deferred tax assets	$532	$783

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

With regards to the deferred tax assets of the Company’s Canadian holding company, Mad Catz Interactive, Inc. (“MCII”), the Company believes there is insufficient evidence to conclude that realization of the benefit is more likely than not and therefore the Company has provided a full valuation allowance against these assets. MCII is a corporate entity, which has no revenue or other income, and incurs corporate-related expenses. Taxable losses are incurred each year and MCII has a history of operating losses. These circumstances are not anticipated to change and therefore the Company does not expect MCII to generate sufficient taxable income in the foreseeable future to enable the entity to utilize its tax loss carryforwards. MCI is the Company’s main operating entity and corporate headquarters and also owns the Mad Catz intellectual property. As MCI has a cumulative three year pretax book loss as of March 31, 2011, the Company believes there is not sufficient positive evidence to overcome this significant piece of negative evidence in order to conclude that realization of the deferred tax assets are more likely than not, and therefore continues to record a full valuation allowance against these assets. Mad Catz UK and Mad Catz France both have deferred tax assets from a prior acquisition that are not more likely than not realizable and therefore has recorded a partial valuation allowance against these assets. MCC, the Canadian sales office, has generated minimal

MAD CATZ INTERACTIVE, INC.

Notes to Consolidated Financial Statements — (Continued)

pretax book income in recent years, but has a history of losses in prior years, and is projected to generate minimal taxable income in future years. It is more likely than not that some of its net operating losses will expire prior to utilization and therefore has recorded a partial valuation allowance against these assets. With regard to Mad Catz Hong Kong and Mad Catz Germany’s deferred tax assets, the Company believes that it is more likely than not that the results of future operations will generate sufficient taxable income to realize the deferred tax assets, and therefore no valuation allowance has been provided for these assets. These entities have historically realized pretax book income and taxable income and are projected to continue to do so for the foreseeable future. The Company will continue to evaluate the realizability of its net deferred tax asset on an ongoing basis to identify whether any significant changes in circumstances or assumptions have occurred that could materially affect the realizability of deferred tax assets and expects to release the valuation allowance when it has sufficient positive evidence, including but not limited to cumulative earnings in successive recent periods, to overcome such negative evidence. Accordingly, it is reasonably possible that all or a portion of the U.S. valuation allowance could be released in the next twelve months and the effect could be material to the Company’s consolidated financial statements.

MCI has U.S. federal and California tax carryforwards of approximately $1.8 million, and $7.7 million, respectively, which may be carried forward to reduce future years’ taxable income. These losses begin to expire in 2023 and 2014 respectively.

Saitek has foreign net operating loss carryforwards of approximately $14.8 million which may be carried forward indefinitely. The Internal Revenue Code (the “Code”) limits the future availability of net operating loss and tax credit carryforwards that arose prior to certain cumulative changes in a corporation’s ownership resulting in a change of control. In 2007 when the Company purchased the Saitek group, it acquired federal and state net operating loss carryforwards of approximately $2.8 million and $3.6 million, respectively. This event triggered an ownership change for purposes of Code Section 382. All of the federal and $3.6 million of the California net operating losses are subject to an annual limitation.

The total capital and non-capital income tax losses of MCII and MCC as of March 31, 2011 of $5.0 million, is based upon the total tax loss carry-forward amount in Canadian dollars of $17.4 million, translated into U.S. dollars at the March 31, 2011 exchange rate (1 Canadian dollar = 1.02828 U.S. dollar) and tax-effected at a 29% estimated rate. The gross tax loss carryfowards of Cdn.$17.4 million is made up of (i) MCII non-capital income tax losses of approximately Cdn.$13.3 million (U.S.$13.6 million), which expire from 2014 through 2031, (ii) MCII net capital tax losses of approximately Cdn.$3.2 million (U.S.$3.2 million), which are available indefinitely to offset taxable capital gains, and (iii) MCC non-capital income tax losses of approximately Cdn.$0.5 million (U.S.$0.5 million), which expire from 2014 through 2015. A full valuation allowance is provided against the MCII tax losses and a partial valuation allowance is provided against the MCC tax losses.

MCII does not record deferred income taxes on the undistributed earnings of its non-Canadian subsidiaries based upon the Company’s intention to permanently reinvest undistributed earnings. MCII may be subject to income and withholding taxes if earnings of the non-Canadian subsidiaries were distributed.

There were no unrecognized tax benefits at March 31, 2011 and 2010. The Company’s policy is to recognize interest and penalties related to unrecognized tax benefits in income tax expense.

The Company is subject to taxation in the U.S. and various states and foreign jurisdictions.

The Company’s historical tax years are subject to examination by the Internal Revenue Service and various state jurisdictions for fiscal years ended March 31, 2008 to the present. With few exceptions, the Company is no longer subject to foreign examinations by tax authorities for fiscal years ended before March 31, 2007. Effectively, all of the Company’s Saitek foreign subsidiaries historical tax years are subject to examination by various foreign tax authorities due to the generation of net operating losses.

The Company does not foresee any material changes to unrecognized tax benefits within the next twelve months.

MAD CATZ INTERACTIVE, INC.

Notes to Consolidated Financial Statements — (Continued)

(11)	Commitments and Contingencies

Litigation

Circuit City Stores, Inc., et al., Debtors, Alfred H. Siegel, as Trustee for Circuit City, Inc., Liquidating Trust v. Mad Catz, Inc. and Saitek Industries Limited, Mad Catz, Inc., dba Saitek Industries Limited. Ch. 11 Case No. 08-35653 (KRH) (Bankr. E.D. Va. 2008 proceeding numbers 10-03763 and 10-03255. On or about December 23, 2010, MCI, along with approximately 500 other defendants who had rendered goods and services to Circuit City Stores, Inc. (“Circuit City”) prior to its bankruptcy, was served with a complaint alleging that payments to MCI from Circuit City made within the 90 day period prior to Circuit City’s bankruptcy filing (in the amount of $745,953.55) were voidable preferences, and therefore should be returned to the Trustee. The Bankruptcy Trust also alleges that it is entitled to certain offsets against MCI’s bankruptcy claims against Circuit City. The Bankruptcy Trust also filed a similar suit against Saitek Industries Limited to void alleged preferential payments in the amount of $82,951.87. Mad Catz answered the complaint denying all material allegations. The Court has asked MCI and Circuit City to attempt to resolve the disputes through mediation. It is anticipated that the mediation will take place sometime in late July 2011. The Company disputes the allegations of both complaints and believes the Trust’s claims are baseless, and intends to vigorously defend against all of the Trustee’s claims.

While there can be no assurance of favorable outcomes, the Company believes the claims made by other parties in the foregoing matters are without merit and will vigorously defend the actions. The Company has not recorded any accrual for contingent liabilities associated with the legal proceedings described above based on the Company’s belief that liabilities, while possible are not probable. The Company is engaged in other legal actions not described above arising in the ordinary course of its business, and while there can be no assurance, believes that the ultimate outcome of these actions will not have a material adverse effect on its operating results, liquidity or financial position.

Leases

The Company is obligated under certain non-cancelable operating leases, primarily for warehouses and office space. Rent expense for operating leases was approximately $1,668,000, $1,519,000 and $1,624,000 for the years ended March 31, 2011, 2010 and 2009, respectively. Annual future minimum rental payments required under operating leases as of March 31, 2011 are as follows (in thousands):

Year ending March 31:
2012	$1,545
2013	1,270
2014	1,047
2015	681
2016	101
Thereafter	—

$4,644

Royalty and License Agreements

The Company has license agreements to utilize existing design and utility technology with its products. The Company also has royalty agreements for use of licensed trademarks and celebrity endorsements. These agreements have royalty and license fees based on different percentages of certain types of sales or a predetermined amount per unit. Royalty and license expenses were $10,586,000, $6,363,000 and $4,198,000 for the years ended March 31,

MAD CATZ INTERACTIVE, INC.

Notes to Consolidated Financial Statements — (Continued)

2011, 2010 and 2009, respectively. Annual future minimum payments required under royalty and license agreements as of March 31, 2011 are as follows (in thousands):

Year ending March 31:
2012	$714
2013	110

$824

(12)	Employee Savings Plan

MCI has an employee savings plan that permits eligible participants to make contributions by salary reduction pursuant to section 401(k) of the Internal Revenue Code. The Company may make discretionary matches of employee contributions. During 2011, 2010 and 2009 the Company matched 50% of the first 8% of compensation that was contributed by each participating employee to the plan. The Company’s discretionary contributions to the plan were $169,000, $154,000 and $139,000 for the years ended March 31, 2011, 2010 and 2009, respectively.

(13)	Geographic and Product Line Data

The Company’s sales are attributed to the following geographic regions (in thousands):

	2011	2010	2009

Net sales:
United States	$107,528	$63,223	$65,003
Europe	66,834	49,005	41,442
Canada	5,547	3,109	1,974
Other countries	4,065	3,675	4,144

	$183,974	$119,012	$112,563

Revenue is attributed to geographic regions based on the location of the customer.

The Company’s property and equipment are attributed to the following geographic regions (in thousands):

	2011	2010

Property and equipment:
United States	$1,074	$787
Europe	161	160
Other countries	2,686	2,505

	$3,921	$3,452

Gross sales by product category are as follows:

	Year Ended March 31,
	2011	2010	2009

Specialty Controllers	$56,499	$31,557	$20,723
Audio	55,299	19,321	8,492
Controllers	30,873	36,476	29,124
Accessories	24,291	30,865	58,982
Games	23,436	1,792	1,225
PC	14,884	10,167	7,399
All others	102	746	2,124

Total	$205,384	$130,924	$128,069

MAD CATZ INTERACTIVE, INC.

Notes to Consolidated Financial Statements — (Continued)

(14)	Quarterly Financial and Market Information (Unaudited)

	Quarter Ended
	June 30	Sept. 30	Dec. 31	Mar 31
	(Amounts in thousands, except per share data)

Fiscal 2011 Consolidated:
Net sales	$19,911	$37,409	$92,957	$33,697
Gross profit	5,944	10,505	26,401	10,519
Operating income (loss)	(807)	1,928	15,984	1,652
Net income (loss)	(1,375)	1,128	9,696	1,486
Net income (loss) per share — basic	(0.02)	0.02	0.18	0.03
Net income (loss) per share — diluted	(0.02)	0.02	0.15	0.03
Common stock price per share:
High	0.49	0.53	1.06	2.19
Low	0.36	0.39	0.42	0.84
Fiscal 2010 Consolidated:
Net sales	$22,378	$21,603	$48,763	$26,268
Gross profit	6,623	6,757	15,941	7,075
Operating income (loss)	41	(128)	7,711	787
Net loss	(996)	(971)	5,592	838
Net loss per share — basic	(0.02)	(0.02)	0.10	0.02
Net loss per share — diluted	(0.02)	(0.02)	0.09	0.02
Common stock price per share:
High	0.47	0.50	0.54	0.57
Low	0.22	0.24	0.32	0.33

(15)	Subsequent Events

In April 2011, the Company entered into a Securities Purchase Agreement (the “Securities Purchase Agreement”) with certain accredited investors, pursuant to which the company agreed to sell (a) an aggregate of 6,352,293 shares of its common stock (the “Shares”) and (b) warrants to purchase an aggregate of 2,540,918 shares of common stock of the Company (“Warrants” and, together with the Shares, the “Securities”). The Securities were issued at a price equal to $1.92 for aggregate gross proceeds of approximately $12,196,000. The Warrants will be exercisable after the six month anniversary of the date of issuance at a per share exercise price equal to $2.56, subject to certain adjustments as specified in the Warrants, and will remain exercisable until the fifth anniversary of the initial exercise date.

On May 5, 2011, the Company repaid all principal and interest related to the $14,500,000 Saitek notes. The repayment was partially funded with the net proceeds of the private financing, which occurred in April 2011.

The Company has evaluated any events or transactions occurring after March 31, 2011, the balance sheet date, and noted that there have been no other events or transactions which would affect our consolidated financial statements for the year ended March 31, 2011.