Form 10-K/A
period 2011-03-31
MAD CATZ INTERACTIVE INC
filed 2011-06-15
CIK 1088162

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

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A amends the Registrant’s Annual Report on Form 10-K for the fiscal year ended March 31, 2011, as filed on June 14, 2011 (the “Original Form 10-K”). The sole purpose of this amendment is to insert the conformed signature of the Registrant’s independent registered public accounting firm on its report contained on page F-1 of the Original Form 10-K, which was inadvertently omitted, although the Registrant had a manually signed copy of the report from KPMG, LLP in its possession at the time the Original Form 10-K was filed. Except as described above, no changes have been made to the Original Form 10-K, and this amendment does not amend, update or change the substantive financial statements or any other items or disclosures in the Original Form 10-K.

MAD CATZ INTERACTIVE, INC.

ANNUAL REPORT ON FORM 10-K/A
FOR THE FISCAL YEAR ENDED MARCH 31, 2011

FORWARD LOOKING STATEMENTS

This Annual Report on Form 10-K/A and the documents incorporated by reference herein, contain forward-looking statements and forward looking information as defined in applicable Canadian securities legislation (collectively “forward looking statements”), which are prospective and reflect management’s expectations regarding our business, operations, financial performance and business prospects and opportunities. Forward-looking statements are often, but not always, identified by the use of words such as “seek”, “anticipate,” “plan,” “estimate,” “expect” “believe” and “intend” and statements that an event or result “may,” “will,” “should,” “could” or “might” occur or be achieved and other similar expressions together with the negative of such expressions. These forward-looking statements reflect management’s current beliefs and expectations and are based on information currently available to management, as well as its analysis made in light of its experience, perception of trends, current conditions, expected developments and other factors and assumptions believed to be reasonable and relevant in the circumstances. These assumptions include, but are not limited to continuing demand by consumers for videogame systems and accessories, the continuance of normal trade relations between China and the United States, the ability to maintain or extend our existing licenses, the continued financial viability of our largest customers, the continuance of timely and adequate supply from third party manufacturers and suppliers, no significant fluctuations in the value of the U.S. dollar relative to other currencies and the continued satisfaction of our obligations under our existing Credit Facility. Specifically, this document contains forward looking statements regarding, among other things, our focus and strategy for fiscal 2012, the expected life cycles of videogame console systems and accessories, anticipated price reductions to console systems and the impact on the market for our products, the increased diversification of our product line and the possible expansion of our product offerings and operations through acquisitions, the impact that new and updated videogame platforms may have on our research and development expenditures and on price competition, the expectation of additional competition if new companies enter the market, the increased difficulty in forecasting demand for specific products as we introduce and support additional products and enter additional markets, the possible use of financial hedging techniques, the belief that sufficient funds will be available to satisfy our operating needs for the next twelve months, the continuing volatility of our stock price, the continuance of significant seasonal fluctuations in our quarterly results of operations, our expectations regarding gross margins and the maintenance or changes in certain expenses. Forward-looking statements are subject to significant risks, uncertainties, assumptions and other factors, any of which could cause actual results, performance or achievements to differ materially from the results discussed or implied in the forward-looking statements. More detailed information about these risks, uncertainties, assumptions and other factors is provided under Item 1A “Risk Factors”. Investors should not place undue reliance on such forward-looking statements. Forward-looking statements are not guarantees of future performance or outcomes and actual results could differ materially from those expressed or implied by the forward-looking statements. We assume no obligation to update or alter such forward-looking statements whether as a result of new information, future events or otherwise except as required by law.

TRADEMARKS

Mad Catz, the Mad Catz logo, Joytech, the Joytech logo, Saitek, Tritton, the Tritton logo, Thunder Hawk Studios, Wings of Gold, Combat Pilot, Cyborg, Eclipse and GameShark are trademarks or registered trademarks of Mad Catz, Inc., its parent and/or affiliated companies.

CURRENCY

Unless otherwise indicated, all dollar references herein are in U.S. dollars.

PART I

Item 1.	Business

In this Annual Report on Form 10-K/A, “Mad Catz Interactive, Inc.,” “Mad Catz,” the “Company,” “we,” “us” and “our” refer to Mad Catz Interactive, Inc. and all of our consolidated subsidiaries.

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

The summary of financial information set forth below is derived from and should be read in conjunction with the financial statements and notes thereto included elsewhere in this Annual Report on Form 10-K/A. Our historical results are not necessarily indicative of our results of operations to be expected in the future.

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

We maintain a Credit Facility (the “Credit Facility”) with Wachovia Capital Finance Corporation (Central) (“Wachovia”) under a revolving line of credit subject to the availability of eligible collateral (accounts receivable and inventories), which changes throughout the year. The Credit Facility expires on October 31, 2012. On September 30, 2010, the Company entered into an amended agreement to temporarily increase the maximum borrowing from $30.0 million to $50.0 million through December 30, 2010, to $35.0 million through January 30, 2011 and back to $30.0 million thereafter. The line of credit accrues interest on the daily outstanding balance at the U.S. prime rate plus 2.0% or, at the Company’s option, LIBOR plus 3.50% with a LIBOR floor of 1.50%. At March 31, 2011, the interest rate was 5.3%. The Company is also required to pay a monthly service fee of $2,000 and an unused line fee equal to 0.50% of the unused portion of the loan. Borrowings under the Credit Facility are secured by a first priority interest in the inventories, equipment, accounts receivable and investment properties of Mad Catz, Inc. (“MCI”) and by a pledge of all of the capital stock of the Company’s subsidiaries and is guaranteed by the Company. See Note 7 to the consolidated financial statements included in “Item 8. Financial Statements and Supplementary Data” elsewhere in this Form 10-K/A.

On November 20, 2007, we issued to the seller of Saitek $14,500,000 of convertible notes (“Saitek Notes”) as part of the consideration relating to that acquisition. On June 24, 2009, the terms of the Saitek Notes were amended to extend the maturity to March 31, 2019 with annual principal and interest payments of $2,400,000 due beginning March 31, 2011 until the Saitek Notes are retired, and quarterly cash payments for partial interest in the amount of approximately $45,000. As amended, the Saitek Notes bore interest at 7.5% through March 31, 2014 and 9.0% thereafter. The quarterly cash payments payable as of March 31, 2011 as well as an interest payment of $500,000 due on October 31, 2009, an interest payment of $596,035 due on March 31, 2010, and an interest payment of $2,400,000 due on March 31, 2011 have been paid as of March 31, 2011. The Saitek Notes were convertible into Mad Catz common stock at the exercise price of $1.419 per share. The Saitek Notes and all accrued interest were repaid in full in May 2011. See Note 8 to the consolidated financial statements included in “Item 8. Financial Statements and Supplementary Data” elsewhere in this Form 10-K/A.

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

Certain information with respect to the executive officers of the Company is set forth in the section entitled “Executive Officers of the Registrant” in Part I of this Annual Report on Form 10-K/A.

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

(3) Exhibits (numbered in accordance with Item 601 of Regulation S-K)

The following exhibits are filed or incorporated by reference into this report.

2	.1(1)	Stock Purchase Agreement dated as of May 28, 2010, by and between Mad Catz Interactive, Inc., Mad Catz, Inc., Tritton Technologies Inc. and the Stockholders of Tritton Technologies Inc. Portions of this exhibit (indicated by asterisks) have been omitted pursuant to a request for confidential treatment pursuant to Rule 24b-2 under the Securities Exchange Act of 1934.
3	.1(2)	Articles of Incorporation and Amendments thereto.
3	.2(3)	By-Laws of the Company, as amended to date.
3	.3(4)	Amendment to By-Law No. 2.
4	.1(5)	Form of Warrant, issued April 21, 2011.
10	.1(6)	Guarantee dated September 25, 2000, by 1328158 Ontario Inc. in favor of Congress Financial Corporation (Canada).
10	.2(6)	General Security Agreement dated September 25, 2000, by Mad Catz, Inc. and FX Unlimited, Inc. in favor of Congress Financial Corporation (Central).
10	.3(6)	Guarantee dated September 25, 2000, by Mad Catz, Inc. in favor of Congress Financial Corporation (Central).
10	.4(7)	Amended and Restated General Security Agreement dated as of November 30, 2001, by Mad Catz, Inc. and FX Unlimited, Inc. in favor of Congress Financial Corporation (Central).
10	.5(7)*	Amended and Restated Incentive Stock Option Plan of Mad Catz Interactive, Inc.
10	.6(7)*	Form of Incentive Stock Option Plan.
10	.7(8)*	Employment Agreement dated May 18, 2000, by and between Mad Catz, Inc. and Darren Richardson.
10	.8(9)*	Amendment to Employment Agreement dated April 1, 2004, by and between Mad Catz Interactive, Inc. and Darren Richardson. Portions of this exhibit (indicated by asterisks) have been omitted pursuant to a request for confidential treatment pursuant to Rule 24b-2 under the Securities Exchange Act of 1934.
10	.9(10)	Xenon Game Peripheral Licensing Certification Agreement dated May 12, 2005, by and between Mad Catz, Inc. and Microsoft Corporation. Portions of this exhibit (indicated by asterisks) have been omitted pursuant to a request for confidential treatment pursuant to Rule 24b-2 under the Securities Exchange Act of 1934.
10	.11(11)*	Mad Catz Interactive, Inc. Stock Option Plan — 2007
10	.12(12)*	Stock Option Agreement under the Mad Catz Interactive, Inc. Stock Option Plan — 2007
10	.14(13)	First Amending Agreement dated as of November 20, 2007, by and between Mad Catz, Inc. and Wachovia Capital Finance Corporation (Central).
10	.15(13)	Pledge and Security Agreement dated November 20, 2007, by Winkler Atlantic Holdings Limited in favor of Wachovia Capital Finance Corporation (Central).
10	.16(13)	Guarantee dated November 20, 2007, by Saitek Industries Limited in favor of Wachovia Capital Finance Corporation (Central).

10	.17(13)	General Security Agreement dated November 20, 2007, by Saitek Industries Limited in favor of Wachovia Capital Finance Corporation (Central).
10	.18(14)*	Amendment to Employment Agreement dated December 31, 2008, by and between Mad Catz Interactive, Inc. and Darren Richardson.
10	.20(14)*	Director Compensation Table
10	.21(14)	Waiver and Amendment Letter Agreement dated March 18, 2009, by and between Mad Catz, Inc. and Wachovia Capital Finance Corporation (Central).
10	.22(14)	Third Amended and Restated Loan Agreement dated as of June 23, 2009, by and between Mad Catz, Inc. and Wachovia Capital Finance Corporation (Central).
10	.23(14)	General Security Agreement dated June 23, 2009, by Winkler Atlantic Holdings Limited in favor of and Wachovia Capital Finance Corporation (Central).
10	.24(14)	Guarantee dated June 23, 2009, by Winkler Atlantic Holdings Limited in favor of Wachovia Capital Finance Corporation (Central).
10	.25(14)	Negative Pledge Agreement dated June 23, 2009, by Saitek Elektronik Vertriebs Gmbh in favor of and Wachovia Capital Finance Corporation (Central).
10	.26(14)	Guarantee dated June 23, 2009, by Saitek Elektronik Vertriebs Gmbh in favor of Wachovia Capital Finance Corporation (Central).
10	.27(14)	First Amendment to Stock Pledge Agreement dated June 23, 2009, by and between Mad Catz, Inc. and Wachovia Capital Finance Corporation (Central).
10	.29(15)	Xbox 360 Accessory License Agreement effective March 23, 2009, by and between Mad Catz, Inc. and Microsoft Corporation. Portions of this exhibit (indicated by asterisks) have been omitted pursuant to a request for confidential treatment pursuant to Rule 24b-2 under the Securities Exchange Act of 1934.
10	.30(16)	First Amending Agreement, dated as of September 30, 2010, between Mad Catz, Inc. and Wells Fargo Capital Finance, LLC, successor by merger to Wachovia Capital Finance Corporation (Central)
10	.31(5)	Securities Purchase Agreement, dated April 17, 2011
10	.32(5)	Form of Registration Rights Agreement, dated April 21, 2011
21.1		Subsidiaries of the Company.
23.1		Consent of KPMG LLP, Independent Registered Public Accounting Firm.
31.1		Certifications of Registrant’s Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2		Certifications of Registrant’s Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1		Certifications of Registrant’s Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002. These certifications are being furnished solely to accompany this Annual Report on Form 10-K/A and are not being filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and are not to be incorporated by reference into any filing of the Company.
32.2		Certifications of Registrant’s Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002. These certifications are being furnished solely to accompany this Annual Report on Form 10-K/A and are not being filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and are not to be incorporated by reference into any filing of the Company.

(1)	This document was filed as an exhibit to the Registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission for the fiscal year ended March 31, 2010 and incorporated herein by reference.

(2)	This document was filed as an exhibit to the Registrant’s Annual Report on Form 20-F filed with the Securities and Exchange Commission for the fiscal year ended March 31, 2001 and incorporated herein by reference.

(3)	This document was filed as an exhibit to the Registrant’s Registration Statement on Form 20-F, dated June 1, 1999, filed with the Securities and Exchange Commission on June 3, 1999 and incorporated herein by reference.

(4)	This document was filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission for the quarterly period ended September 30, 2007 and incorporated herein by reference.

(5)	This document was filed as an exhibit to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 21, 2011 and incorporated herein by reference.

(6)	This document was filed as an exhibit to the Registrant’s Annual Report on Form 20-F filed with the Securities and Exchange Commission for the fiscal year ended March 31, 2000 and incorporated herein by reference.

(7)	This document was filed as an exhibit to the Registrant’s Annual Report on Form 20-F filed with the Securities and Exchange Commission for the fiscal year ended March 31, 2002 and incorporated herein by reference.

(8)	This document was filed as an exhibit to the Registrant’s Annual Report on Form 20-F filed with the Securities and Exchange Commission for the fiscal year ended March 31, 2003 and incorporated herein by reference.

(9)	This document was filed as an exhibit to the Registrant’s Annual Report on Form 20-F filed with the Securities and Exchange Commission for the fiscal year ended March 31, 2004 and incorporated herein by reference.

(10)	This document was filed as an exhibit to the Registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission for the fiscal year ended March 31, 2005 and incorporated herein by reference.

(11)	This document was filed as an exhibit to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 16, 2011 and incorporated herein by reference.

(12)	This document was filed as an exhibit to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission October 9, 2007 and incorporated herein by reference.

(13)	This document was filed as an exhibit to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission for the fiscal year ended November 20, 2007 and incorporated herein by reference.

(14)	This document was filed as an exhibit to the Registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission for the fiscal year ended March 31, 2009 and incorporated herein by reference.

(15)	This document was filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission for the quarterly period ended June 30, 2009 and incorporated herein by reference.

(16)	This document was filed as an exhibit to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 6, 2010 and incorporated herein by reference.

*	Denotes management contract or compensatory plan or arrangement.

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