Form 10-K/A
period 2011-03-31
MAD CATZ INTERACTIVE INC
filed 2011-06-29
CIK 1088162

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

There were 63,414,025 shares of the registrant’s common stock issued and outstanding as of June 10, 2011.

DOCUMENTS INCORPORATED BY REFERENCE

Part II and Part III incorporates information by reference from the registrant’s definitive proxy statement to be filed with the Securities and Exchange Commission in connection with the solicitation of proxies for the Registrant’s 2011 Annual Meeting of Shareholders.

EXPLANATORY NOTE

This Amendment No. 2 on Form 10-K/A amends the Registrant’s Annual Report on Form 10-K for the fiscal year ended March 31, 2011, as filed on June 14, 2011 (the “Original Form 10-K”) and as amended on Form 10-K/A filed on June 15, 2011. The sole purpose of this amendment is to correct the outstanding number of shares of the registrant’s common stock on the front page of the Original Form 10-K, as amended, and to include two exhibits in Item 15 of the Original Form 10-K, as amended, which were inadvertently omitted from the original Form 10-K. Except as described above, no changes have been made to the Original Form 10-K, as amended, and this amendment does not amend, update or change the substantive financial statements or any other items or disclosures in the Original Form 10-K, as amended.

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

(3) Exhibits (numbered in accordance with Item 601 of Regulation S-K)

The following exhibits are filed or incorporated by reference into this report.

2	.1(1)	Stock Purchase Agreement dated as of May 28, 2010, by and between Mad Catz Interactive, Inc., Mad Catz, Inc., Tritton Technologies Inc. and the Stockholders of Tritton Technologies Inc. Portions of this exhibit (indicated by asterisks) have been omitted pursuant to a request for confidential treatment pursuant to Rule 24b-2 under the Securities Exchange Act of 1934.
3	.1(2)	Articles of Incorporation and Amendments thereto.
3	.2(3)	By-Laws of the Company, as amended to date.
3	.3(4)	Amendment to By-Law No. 2.
4	.1(5)	Form of Warrant, issued April 21, 2011.
10	.1(6)	Guarantee dated September 25, 2000, by 1328158 Ontario Inc. in favor of Congress Financial Corporation (Canada).
10	.2(6)	General Security Agreement dated September 25, 2000, by Mad Catz, Inc. and FX Unlimited, Inc. in favor of Congress Financial Corporation (Central).
10	.3(6)	Guarantee dated September 25, 2000, by Mad Catz, Inc. in favor of Congress Financial Corporation (Central).
10	.4(7)	Amended and Restated General Security Agreement dated as of November 30, 2001, by Mad Catz, Inc. and FX Unlimited, Inc. in favor of Congress Financial Corporation (Central).
10	.5(7)*	Amended and Restated Incentive Stock Option Plan of Mad Catz Interactive, Inc.
10	.6(7)*	Form of Incentive Stock Option Plan.
10	.7(8)*	Employment Agreement dated May 18, 2000, by and between Mad Catz, Inc. and Darren Richardson.
10	.8(9)*	Amendment to Employment Agreement dated April 1, 2004, by and between Mad Catz Interactive, Inc. and Darren Richardson. Portions of this exhibit (indicated by asterisks) have been omitted pursuant to a request for confidential treatment pursuant to Rule 24b-2 under the Securities Exchange Act of 1934.
10	.9(10)	Xenon Game Peripheral Licensing Certification Agreement dated May 12, 2005, by and between Mad Catz, Inc. and Microsoft Corporation. Portions of this exhibit (indicated by asterisks) have been omitted pursuant to a request for confidential treatment pursuant to Rule 24b-2 under the Securities Exchange Act of 1934.
10	.11(11)*	Mad Catz Interactive, Inc. Stock Option Plan — 2007
10	.12(12)*	Stock Option Agreement under the Mad Catz Interactive, Inc. Stock Option Plan — 2007
10	.14(13)	First Amending Agreement dated as of November 20, 2007, by and between Mad Catz, Inc. and Wachovia Capital Finance Corporation (Central).
10	.15(13)	Pledge and Security Agreement dated November 20, 2007, by Winkler Atlantic Holdings Limited in favor of Wachovia Capital Finance Corporation (Central).
10	.16(13)	Guarantee dated November 20, 2007, by Saitek Industries Limited in favor of Wachovia Capital Finance Corporation (Central).

10	.17(13)	General Security Agreement dated November 20, 2007, by Saitek Industries Limited in favor of Wachovia Capital Finance Corporation (Central).
10	.18(14)*	Amendment to Employment Agreement dated December 31, 2008, by and between Mad Catz Interactive, Inc. and Darren Richardson.
10	.20(14)*	Director Compensation Table
10	.21(14)	Waiver and Amendment Letter Agreement dated March 18, 2009, by and between Mad Catz, Inc. and Wachovia Capital Finance Corporation (Central).
10	.22(14)	Third Amended and Restated Loan Agreement dated as of June 23, 2009, by and between Mad Catz, Inc. and Wachovia Capital Finance Corporation (Central).
10	.23(14)	General Security Agreement dated June 23, 2009, by Winkler Atlantic Holdings Limited in favor of and Wachovia Capital Finance Corporation (Central).
10	.24(14)	Guarantee dated June 23, 2009, by Winkler Atlantic Holdings Limited in favor of Wachovia Capital Finance Corporation (Central).
10	.25(14)	Negative Pledge Agreement dated June 23, 2009, by Saitek Elektronik Vertriebs Gmbh in favor of and Wachovia Capital Finance Corporation (Central).
10	.26(14)	Guarantee dated June 23, 2009, by Saitek Elektronik Vertriebs Gmbh in favor of Wachovia Capital Finance Corporation (Central).
10	.27(14)	First Amendment to Stock Pledge Agreement dated June 23, 2009, by and between Mad Catz, Inc. and Wachovia Capital Finance Corporation (Central).
10	.29(15)	Xbox 360 Accessory License Agreement effective March 23, 2009, by and between Mad Catz, Inc. and Microsoft Corporation. Portions of this exhibit (indicated by asterisks) have been omitted pursuant to a request for confidential treatment pursuant to Rule 24b-2 under the Securities Exchange Act of 1934.
10	.30(16)	First Amending Agreement, dated as of September 30, 2010, between Mad Catz, Inc. and Wells Fargo Capital Finance, LLC, successor by merger to Wachovia Capital Finance Corporation (Central)
10	.31(5)	Securities Purchase Agreement, dated April 17, 2011
10	.32(5)	Form of Registration Rights Agreement, dated April 21, 2011
10	.33*	Employment Agreement dated January 1, 2008, by and between Mad Catz Europe Limited and Brian Andersen.
10	.34*	Employment Agreement dated June 13, 2011, by and between Mad Catz Interactive, Inc. and Allyson Evans.
21.1		Subsidiaries of the Company.
23.1		Consent of KPMG LLP, Independent Registered Public Accounting Firm.
31.1		Certifications of Registrant’s Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2		Certifications of Registrant’s Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1		Certifications of Registrant’s Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002. These certifications are being furnished solely to accompany this Annual Report on Form 10-K/A and are not being filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and are not to be incorporated by reference into any filing of the Company.
32.2		Certifications of Registrant’s Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002. These certifications are being furnished solely to accompany this Annual Report on Form 10-K/A and are not being filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and are not to be incorporated by reference into any filing of the Company.

(1)	This document was filed as an exhibit to the Registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission for the fiscal year ended March 31, 2010 and incorporated herein by reference.

(2)	This document was filed as an exhibit to the Registrant’s Annual Report on Form 20-F filed with the Securities and Exchange Commission for the fiscal year ended March 31, 2001 and incorporated herein by reference.

(3)	This document was filed as an exhibit to the Registrant’s Registration Statement on Form 20-F, dated June 1, 1999, filed with the Securities and Exchange Commission on June 3, 1999 and incorporated herein by reference.

(4)	This document was filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission for the quarterly period ended September 30, 2007 and incorporated herein by reference.

(5)	This document was filed as an exhibit to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 21, 2011 and incorporated herein by reference.

(6)	This document was filed as an exhibit to the Registrant’s Annual Report on Form 20-F filed with the Securities and Exchange Commission for the fiscal year ended March 31, 2000 and incorporated herein by reference.

(7)	This document was filed as an exhibit to the Registrant’s Annual Report on Form 20-F filed with the Securities and Exchange Commission for the fiscal year ended March 31, 2002 and incorporated herein by reference.

(8)	This document was filed as an exhibit to the Registrant’s Annual Report on Form 20-F filed with the Securities and Exchange Commission for the fiscal year ended March 31, 2003 and incorporated herein by reference.

(9)	This document was filed as an exhibit to the Registrant’s Annual Report on Form 20-F filed with the Securities and Exchange Commission for the fiscal year ended March 31, 2004 and incorporated herein by reference.

(10)	This document was filed as an exhibit to the Registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission for the fiscal year ended March 31, 2005 and incorporated herein by reference.

(11)	This document was filed as an exhibit to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 16, 2011 and incorporated herein by reference.

(12)	This document was filed as an exhibit to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission October 9, 2007 and incorporated herein by reference.

(13)	This document was filed as an exhibit to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission for the fiscal year ended November 20, 2007 and incorporated herein by reference.

(14)	This document was filed as an exhibit to the Registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission for the fiscal year ended March 31, 2009 and incorporated herein by reference.

(15)	This document was filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission for the quarterly period ended June 30, 2009 and incorporated herein by reference.

(16)	This document was filed as an exhibit to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 6, 2010 and incorporated herein by reference.

*	Denotes management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment No. 2 to Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

MAD CATZ INTERACTIVE, INC.

By:	/s/ Darren Richardson
Darren Richardson
President and Chief Executive Officer

Date: June 29, 2011

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