Form 10-Q
period 2011-06-30
MAD CATZ INTERACTIVE INC
filed 2011-08-04
CIK 1088162

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2011
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
There were 63,442,296 shares of the registrant’s common stock issued and outstanding as of July 30, 2011.

MAD CATZ INTERACTIVE, INC.
FORM 10-Q
FOR THE PERIOD ENDED JUNE 30, 2011

PART I — FINANCIAL INFORMATION	3
Item 1. Condensed Consolidated Financial Statements (unaudited)	3
Condensed Consolidated Balance Sheets as of June 30, 2011 and March 31, 2011	3
Condensed Consolidated Statements of Operations for the three months ended June 30, 2011 and 2010	4
Condensed Consolidated Statements of Cash Flows for the three months ended June 30, 2011 and 2010	5
Notes to Condensed Consolidated Financial Statements	6
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	9
Item 4. Controls and Procedures	15
PART II — OTHER INFORMATION	17
Item 1. Legal Proceedings	17
Item 1a. Risk Factors	17
Item 6. Exhibits	17
SIGNATURES	18
EX-4.1
EX-31.1
EX-31.2
EX-32.1
EX-32.2
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements
MAD CATZ INTERACTIVE, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands of U.S. dollars, except share data)
(Unaudited)

	June 30,	March 31,
	2011	2011
Assets
Current assets:
Cash	$1,973	$3,734
Accounts receivable, net	9,944	19,846
Other receivables	514	329
Inventories	28,672	27,978
Deferred tax assets	84	85
Prepaid expense and other current assets	2,413	2,343

Total current assets	43,600	54,315
Deferred tax assets	596	590
Other assets	612	639
Property and equipment, net	4,469	3,921
Intangible assets, net	5,375	5,606
Goodwill	10,466	10,463

Total assets	$65,118	$75,534

Liabilities and Shareholders’ Equity
Current liabilities:
Bank loan	$14,811	$5,408
Accounts payable	11,225	13,700
Accrued liabilities	3,568	11,048
Convertible notes payable	—	14,500
Contingent consideration, current	1,338	1,542
Income taxes payable	491	1,918

Total current liabilities	31,433	48,116
Contingent consideration	2,067	2,897
Warrant liability	2,256	—
Other long term liabilities	409	424

Total liabilities	36,165	51,437
Shareholders’ equity:
Common stock, no par value, unlimited shares authorized; 63,442,296 and 57,029,350 shares issued and outstanding at June 30, 2011 and March 31, 2011	58,902	50,648
Accumulated other comprehensive income	75	(10)
Accumulated deficit	(30,024)	(26,541)

Total shareholders’ equity	28,953	24,097

Total liabilities and shareholders’ equity	$65,118	$75,534

See accompanying notes to unaudited condensed consolidated financial statements.

MAD CATZ INTERACTIVE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(in thousands of U.S. dollars, except share and per share data)

	Three Months Ended
	June 30,
	2011	2010
Net sales	$16,464	$19,911
Cost of sales	12,517	13,967

Gross profit	3,947	5,944
Operating expenses:
Sales and marketing	3,264	2,478
General and administrative	3,341	3,223
Research and development	1,692	749
Acquisition related items	325	60
Amortization of intangible assets	245	241

Total operating expenses	8,867	6,751

Operating loss	(4,920)	(807)
Interest expense, net	(162)	(525)
Foreign exchange gain (loss), net	15	(214)
Change in fair value of warrant liability	994	—
Other income	28	60

Loss before income taxes	(4,045)	(1,486)
Income tax benefit	(562)	(111)

Net loss	$(3,483)	$(1,375)

Basic and diluted net loss per share	$(0.06)	$(0.02)

Shares used in calculating basic and diluted net loss per share	62,011,388	55,098,549

See accompanying notes to unaudited condensed consolidated financial statements.

MAD CATZ INTERACTIVE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands of U.S. dollars)

	Three Months Ended
	June 30,
	2011	2010
Cash flows from operating activities:
Net loss	$(3,483)	$(1,375)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	801	667
Amortization of deferred financing fees	37	37
Provision for deferred income taxes	(5)	(2)
Loss on disposal of assets	4	—
Stock-based compensation	127	145
Contingent consideration	325	—
Change in fair value of warrant liability	(994)	—
Changes in operating assets and liabilities, net of effects from acquisition:
Accounts receivable	9,767	933
Other receivables	(187)	(640)
Inventories	(704)	(5,002)
Prepaid expense and other current assets	(72)	(1,301)
Other assets	(25)	27
Accounts payable	(2,321)	249
Accrued liabilities	(7,580)	(362)
Income taxes receivable/payable	(1,447)	(539)

Net cash used in operating activities	(5,757)	(7,163)

Cash flows from investing activities:
Purchases of property and equipment	(1,106)	(526)
Cash paid for acquisition, net of cash received	—	(1,189)

Net cash used in investing activities	(1,106)	(1,715)

Cash flows from financing activities:
Payment of contingent consideration	(1,546)	—
Repayments on bank loan	(34,014)	(16,923)
Repayments on notes payable	—	(100)
Proceeds from issuance of common stock and warrants, net of issuance costs of $820	11,351	—
Repayments of convertible notes	(14,500)	—
Borrowings on bank loan	43,417	29,571
Proceeds from exercise of stock options	27	—

Net cash provided by financing activities	4,735	12,548

Effects of foreign exchange on cash	367	(79)

Net increase (decrease) in cash	(1,761)	3,591
Cash, beginning of period	3,734	2,245

Cash, end of period	$1,973	$5,836

Supplemental cash flow information:
Income taxes paid	$871	$431

Interest paid	$173	$165

Supplemental disclosures of non cash investing and financing activities:
Fair value of warrants issued	$3,250	$—
Acquisitions:
Fair value of assets acquired in acquisition, net of cash received	$—	$3,037
Goodwill	$—	$1,314
Intangible assets	$—	$3,700
Liabilities assumed in acquisition	$—	$(2,794)
Notes payable assumed in acquisition	$—	$(803)
Contingent consideration liability, net of $735 working capital adjustment	$—	$(3,265)

Net cash paid for acquisition	$—	$1,189

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
     The condensed consolidated financial statements do not include all information and notes necessary for a complete presentation of financial position, results of operations and cash flows in conformity with United States generally accepted accounting principles. Please refer to the Company’s audited consolidated financial statements and related notes for the fiscal year ended March 31, 2011 contained in the Company’s Annual Report on Form 10-K as filed with the United States Securities and Exchange Commission (the “SEC”).
     The preparation of financial statements in conformity with United States generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an ongoing basis, the Company evaluates its estimates, including those related to asset impairments, reserves for accounts receivable and inventories, contingencies and litigation, valuation and recognition of share-based payments, contingent consideration, warrant liability and income taxes. Illiquid credit markets, volatile equity markets, foreign currency, and declines in customer spending have combined to increase the uncertainty inherent in such estimates and assumptions. As future events and their effects cannot be determined with precision, actual results could differ from these estimates. Changes in estimates resulting from continuing changes in the economic environment will be reflected in the financial statements in future periods. Actual results could differ from those estimates.

(2) Recently Issued Accounting Standards
     The Company adopted the following new accounting standards as of April 1, 2011, the first day of its 2012 fiscal year:
          Improving Disclosures about Fair Value Measurements: In January 2010, the Financial Accounting Standards Board (“FASB”) issued an update which provides guidance to improve disclosures about fair value measurements. This guidance amends previous guidance on fair value measurements to add new requirements for disclosures about transfers into and out of Levels 1 and 2 and separate disclosures about purchases, sales, issuances, and settlements relating to Level 3 measurement on a gross basis rather than on a net basis as previously required. This update also clarifies existing fair value disclosures about the level of disaggregation and about inputs and valuation techniques used to measure fair value. This guidance is effective for annual and interim periods beginning after December 15, 2009, except for the requirement to provide the Level 3 activities of purchases, sales, issuances, and settlements on a gross basis, which will be effective for annual and interim periods beginning after December 15, 2010. Early application is permitted and, in the period of initial adoption, entities are not required to provide the amended disclosures for any previous periods presented for comparative purposes. This update did not have a material impact on the Company’s financial statements.
          Effect of Denominating the Exercise Price of a Share-Base Payment Award in the Currency of the Market in Which the Underlying Equity Security Trades: In March 2010, the FASB issued an update to clarify that an employee share-based payment award with an exercise price denominated in the currency of a market in which a substantial portion of the equity securities trades should not be considered to contain a condition that is not a market, performance, or service condition. Therefore, an entity would not classify an award with such a feature as a liability if it otherwise qualifies as equity. Affected entities are required to record a cumulative catch-up adjustment for all awards outstanding as of the beginning of the annual period in which the guidance is adopted. This update did not have a material impact on the Company’s financial statements.
     The Company will adopt the following new accounting standards as of April 1, 2012, the first day of its 2013 fiscal year:
          Amendment to Fair Value Measurement: In May 2011, the FASB revised the fair value measurement and disclosure requirements to align the requirements under GAAP and International Financial Reporting Standards (“IFRS”). The guidance clarifies the FASB’s intent about the application of existing fair value measurements and requires enhanced disclosures, most significantly related to unobservable inputs used in a fair value measurement that is categorized within Level 3 of the fair value hierarchy. The guidance is effective prospectively during interim and annual periods beginning after December 15, 2011. The Company does not expect the adoption of this guidance to have a material impact on its financial statements.
          Presentation of Comprehensive Income: In June 2011, the FASB issued ASU No. 2011-05, requiring entities to report components of other comprehensive income in either a single continuous statement or in two separate but consecutive statements of net income. The guidance is effective during interim and annual periods beginning after December 15, 2011. The Company does not expect the adoption of this guidance to have a material impact on its financial statements.
(3) Fair Value Measurement
     For a description of the fair value hierarchy, see Note 2 to the Company’s 2011 consolidated financial statements contained in the Company’s Annual Report on Form 10-K for its fiscal year ended March 31, 2011.

The following tables provide a summary of the recognized assets and liabilities carried at fair value on a recurring basis as of June 30, 2011 and March 31, 2011 (in thousands):

	Balance as of	Basis of Fair Value Measurements
	June 30, 2011	Level 1	Level 2	Level 3
Liabilities:
Contingent consideration, net of working capital (Note 4)	$(3,405)	$—	$—	$(3,405)
Warrant liability (Note 6)	$(2,256)	$—	$—	$(2,256)

	$(5,661)	$—	$—	$(5,661)

	Balance as of	Basis of Fair Value Measurements
	March 31, 2011	Level 1	Level 2	Level 3
Liabilities:
Contingent consideration, net of working capital (Note 4)	$(4,439)	$—	$—	$(4,439)
The following tables provide a roll forward of the Company’s level three fair value measurements during the quarter ended June 30, 2011, which consist of the Company’s contingent consideration liability and warrant liability (in thousands):

Balance at March 31, 2011	$4,439
Contingent consideration payment	(1,546)
Changes in working capital adjustment	187
Increases during the year — acquisition related expense	325

Balance at June 30, 2011	$3,405

Balance at March 31, 2011	$—
Securities purchase agreement — warrant liability	3,250
Change in fair value of warrant liability	(994)

Balance at June 30, 2011	$2,256

(4) Contingent Consideration
     On May 28, 2010, the Company acquired all of the outstanding stock of Tritton Technologies Inc. (“Tritton”). Tritton designs, develops, manufactures (through third parties in Asia), markets and sells videogame and PC accessories, most notably gaming audio headsets. The Company acquired all of Tritton’s net tangible and intangible assets, including trade names, customer relationships and product lines. Cash paid for the acquisition was approximately $1.4 million, subject to a working capital adjustment currently estimated to be $231,000. The Company is required to make additional cash payments to former Tritton shareholders of up to an aggregate of $8.7 million based on the achievement of certain specified performance measures over a five year period. As a result of the acquisition, Tritton became a wholly-owned subsidiary of the Company and accordingly, the results of operations of Tritton are included in the Company’s consolidated financial statements from the acquisition date. The Company financed the acquisition through borrowings under the Company’s working capital facility. The acquisition expanded the Company’s product offerings in the high growth gaming audio market and further leveraged the Company’s assets, infrastructure and capabilities.
     The contingent consideration arrangement requires the Company to pay the former owners of Tritton additional consideration based on a percentage of future sales of Tritton products, subject to maximum annual amounts. The fair value of the contingent consideration arrangement has been determined primarily by using the income approach and using a discount rate of approximately 18 percent. The amount paid for contingent consideration is expected to be reduced by the amount of any working capital adjustment. In May 2011, the Company paid $1,546,000 under this arrangement. As of June 30, 2011, the liability for contingent consideration is shown net of the estimated working capital adjustment and holdback of $231,000.
(5) Inventories
     Inventories consist of the following (in thousands):

	June 30,	March 31,
	2011	2011
Raw materials	$1,095	$749
Semi finished goods	716	195
Finished goods	26,861	27,034

Inventories	$28,672	$27,978

(6) Securities Purchase Agreement
     On May 3, 2011 the Company filed a Registration Statement registering up to 8,893,211 common shares of the Company comprised of (i): 6,352,293 common shares and (ii) 2,540,918 common shares issuable upon exercise of 2,540,918 warrants. In April 2011 the Company entered into a Securities Purchase Agreement (the “Securities Purchase Agreement”) with certain accredited investors, pursuant to which the Company sold (a) an aggregate of 6,352,293 shares of its common stock (the “Shares”) and (b) warrants to purchase an aggregate of 2,540,918 shares of common stock of the Company (“Warrants” and, together with the Shares, the “Securities”). The Securities were issued at a price equal to $1.92 for aggregate gross proceeds of approximately $12,196,000. The Warrants will be exercisable after the six month anniversary of the date of issuance at a per share exercise price equal to $2.56. The Warrants contain provisions which would adjust the exercise price in the event the Company pays stock dividends, effects stock splits or issues additional shares of common stock at a price per share less than the exercise price of the Warrants. The Warrants will remain exercisable until the fifth anniversary of the date the Warrants are initially exercisable.
The Company accounts for the Warrants with exercise price reset features in accordance with the applicable FASB guidance. Under this guidance, warrants with these reset features are accounted for as liabilities and carried at fair value, with changes in fair value now included in net earnings (loss).
The fair value of the Warrants decreased from $3,250,000 as of the initial valuation date to $2,256,000 as of June 30, 2011, which resulted in a $994,000 gain from the change in fair value of warrants for the three months ended June 30, 2011.

Future changes in the fair value of the Warrants will be recognized in net earnings (loss) until such time as the Warrants are exercised or expire. These Warrants are not traded in an active securities market, and as such, the Company estimates the fair value of the Warrants using the Black-Scholes option pricing model using the following assumptions:

As of
June 30,
2011
Expected term	5.25
Common stock market price	$1.42
Risk-free interest rate	1.76%
Expected volatility	88.88%
Expected volatility is based primarily on historical volatility. Historical volatility was computed using daily pricing observations for recent periods that correspond to the expected term of the Warrants. The Company believes this method produces an estimate that is representative of the Company’s expectations of future volatility over the expected term of these Warrants. The Company currently has no reason to believe future volatility over the expected remaining life of these Warrants is likely to differ materially from historical volatility. The expected life is based on the remaining contractual term of the Warrants. The risk-free interest rate is the interest rate for treasury constant maturity instruments published by the Federal Reserve Board that is closest to the expected term of the Warrants.
(7) Comprehensive Loss
     Comprehensive loss for the three months ended June 30, 2011 and 2010 consists of the following components (in thousands):

	Three Months Ended
	June 30,
	2011	2010
Net loss	$(3,483)	$(1,375)
Foreign currency translation adjustment	85	(432)

Comprehensive loss	$(3,398)	$(1,807)

(8) Basic and Diluted Net Loss per Share
     Basic earnings per share is calculated by dividing the net loss by the weighted average number of common shares outstanding during the reporting period. Diluted earnings per share includes the impact of potentially dilutive common stock-based equity instruments.
     Outstanding options to purchase an aggregate of 6,390,573 and 7,585,971 shares of the Company’s common stock for the three months ended June 30, 2011 and 2010, respectively, were excluded from diluted net loss per share calculations because inclusion of such options would have an anti-dilutive effect on losses in these periods. Outstanding warrants to purchase an aggregate of 2,540,918 shares of the Company’s common stock for the three months ended June 30, 2011 were excluded from the diluted net loss per share calculations because of their anti-dilutive effect during the period. Weighted average shares of 1,908,809 and 10,217,744 related to the convertible notes payable were excluded from the calculation for the three month periods ended June 30, 2011 and 2010, respectively, because of their anti-dilutive effect during the period.
(9) Geographic Data
     The Company’s sales are attributed to the following geographic regions (in thousands):

	Three Months Ended
	June 30,
	2011	2010
Net sales:
United States	$8,995	$10,432
Europe	6,377	8,344
Canada	638	369
Other countries	454	766

	$16,464	$19,911

     Revenue is attributed to geographic regions based on the location of the customer. During the three months ended June 30, 2011 two customers accounted for approximately 20% and 11% of the Company’s gross sales, respectively. During the three months ended June 30, 2010, one customer individually accounted for approximately 23% of the Company’s gross sales.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
     Unless the context otherwise requires, all references in this section to the “Company”, “we”, “us” or “our” refer, collectively, to Mad Catz Interactive Inc. and all of its subsidiaries, and all references in this section to “Mad Catz” refer to Mad Catz Interactive Inc.

     This section contains forward-looking statements and forward looking information (collectively “forward-looking statements”) as defined in applicable securities legislation involving risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors including those set out under “Forward-looking Statements” herein and in “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended March 31, 2011 and in Part II Other Information — Item 1A. Risk Factors in this Quarterly Report on Form 10-Q. The following discussion should be read in conjunction with our condensed consolidated financial statements and related notes included in this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K for the fiscal year ended March 31, 2011.
Overview
Our Business
     We design, manufacture (primarily through third parties in Asia), sell, market and distribute products for all major videogame platforms, the PC and, to a far lesser extent, the iPod and other audio devices. Our accessories are marketed primarily under the Mad Catz, Tritton, Saitek, Joytech, Cyborg, Eclipse, GameShark, and AirDrives brands; we also produce for selected customers a limited range of products which are marketed on a “private label” basis. Our products include videogame, PC and audio accessories, such as control pads, steering wheels, joysticks, memory cards, video cables, flight sticks, flight simulators, dance pads, microphones, car adapters, carry cases, mice, keyboards and headsets. We also publish and distribute videogames.
Securities Purchase Agreement
     In April 2011, the Company entered into a Securities Purchase Agreement with certain accredited investors, pursuant to which the Company sold (a) an aggregate of 6,352,293 shares of its common stock (the “Shares”) and (b) warrants to purchase an aggregate of 2,540,918 shares of common stock of the Company (“Warrants” and, together with the Shares, the “Securities”). The Securities were issued at a price equal to $1.92 for aggregate gross proceeds of approximately $12.2 million. The Warrants will be exercisable after the six month anniversary of the date of issuance at a per share price equal to $2.56, subject to certain adjustments as specified in the Warrants, and will remain exercisable until the fifth anniversary of the date the Warrants are initially exercisable.
Convertible Notes Payable
     On May 5, 2011, the Company repaid all principal and interest related to the $14.5 million Saitek notes. The repayment was partially funded with the net proceeds of the Securities Purchase Agreement, which occurred in April 2011.
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
Potential Fluctuations in Foreign Currency
     During the first quarter of fiscal 2012, approximately 45% of total net sales were transacted outside of the United States. The majority of our international business is presently conducted in currencies other than the U.S. dollar. Foreign currency transaction gains and losses arising from normal business operations are credited to or charged against earnings in the period incurred. As a result, fluctuations in the value of the currencies in which we conduct our business relative to the U.S. dollar will cause currency transaction gains and losses, which we have experienced in the past and continue to experience. Due to the volatility of currency exchange rates, among other factors, we cannot predict the effect of exchange rate fluctuations upon future operating results. There can be no assurances that we will not experience currency losses in the future. To date we have not hedged against foreign currency exposure.
Critical Accounting Policies
     Our critical accounting principles and estimates remain consistent with those reported in our Annual Report on Form 10-K for the year ended March 31, 2011, as filed with the Securities and Exchange Commission.
RESULTS OF OPERATIONS
Net Sales
     From a geographical perspective, our net sales for the three months ended June 30, 2011 and 2010 were as follows (in thousands):

	June 30,		June 30,		$	%
	2011	% of total	2010	% of total	Change	Change
United States	$8,995	55%	$10,432	52%	$(1,437)	(14)%
Europe	6,377	38%	8,344	42%	(1,967)	(24)%
Canada	638	4%	369	2%	269	73%
Other countries	454	3%	766	4%	(312)	(41)%

Consolidated net sales	$16,464	100%	$19,911	100%	$(3,447)	(17)%

     For the three months ended June 30, 2011, consolidated net sales decreased 17% as compared to the three month period ended June 30, 2010. The main drivers of the decrease in net sales were weakness in videogame console products and weak European market demand more than offsetting growth in PC products. Additionally, in Europe, net sales in the first quarter of fiscal year 2012 decreased due to the termination of a third party distribution agreement.
     Our sales by platform as a percentage of gross sales were as follows:

	Three Months Ended
	June 30,
	2011	2010
PC	31%	17%
Xbox 360	24%	31%
PlayStation 3	9%	24%
Wii	4%	10%
Handheld Consoles(a)	3%	3%
GameCube	1%	2%
PlayStation 2	—%	1%
All others	28%	12%

Total	100%	100%

(a)	Handheld consoles include Sony PSP and Nintendo DS, DS Lite, DSi, DSi XL and 3DS.
     Sales of products designed for use with the PlayStation 3 platform, and especially Mad Catz branded audio products were negatively impacted by a PlayStation Network outage during the quarter. Sales of products designed for use with the Wii platform continued to decline in anticipation of the release of a successor platform next year. Sales of PC products increased primarily due to sales of the Cyborg R.A.T. line of products.
Our sales by product category as a percentage of gross sales were as follows:

	Three Months Ended
	June 30,
	2011	2010
Audio	28%	33%
Specialty Controllers	26%	22%
Controllers	17%	22%
Accessories	13%	16%
PC Input Devices	15%	6%
Games	1%	1%

Total	100%	100%

     The decrease in audio products primarily related to the termination of a distribution agreement under which the Company sold third party products and Mad Catz-branded PlayStation 3 products. The increase in specialty controllers as a percentage of total gross sales primarily related to sales of our accessories compatible with the Rock Band 3 game. The decrease in controllers was primarily related to products compatible with the Wii and PlayStation 3. Sales of PC input device products increased primarily due to sales of the Cyborg R.A.T. line of products.
Our sales by brand as a percentage of gross sales were as follows:

	Three Months Ended
	June 30,
	2011	2010
Mad Catz	44%	61%
Tritton	23%	6%
Cyborg	17%	6%
Saitek	11%	9%
Eclipse	4%	5%
Other	1%	13%

Total	100%	100%

     The decrease in Mad Catz-branded products primarily related to PlayStation 3. The increase in Tritton-branded products as a percentage of total gross sales primarily related to a full quarter of sales in the fiscal year 2012 period versus only one month in the fiscal 2011 period. The increase in Cyborg-branded products primarily related to sales of the R.A.T. branded line of products. The decrease in other branded products primarily related to the termination of a distribution agreement under which the Company sold third party products.

Gross Profit
     Gross profit is defined as net sales less cost of sales. Cost of sales consists of product costs, cost of licenses and royalties, cost of freight-in and freight-out and distribution center costs, including depreciation and other overhead.
     The following table presents net sales, cost of sales and gross profit for the three months ended June 30, 2011 and 2010 (in thousands):

	June 30,	% of Net	June 30,	% of Net	$	%
	2011	Sales	2010	Sales	Change	Change
Net sales	$16,464	100%	$19,911	100%	$(3,447)	(17)%
Cost of sales	12,517	76%	13,967	70%	(1,450)	(10)%

Gross profit	3,947	24%	5,944	30%	(1,997)	(34)%

     Gross profit for the three months ended June 30, 2011 decreased 34%, while gross profit as a percentage of net sales, or gross profit margin, decreased from 30% to 24%. The decline in gross profit dollars was primarily attributable to lower sales and increased price protection, co-op spending and sales discounts. Absent significant changes in the value of the U.S. dollar, we expect our gross profit margin to return to a range of plus or minus two and one-half points of our fiscal 2011 gross margin of 30%.
Operating Expenses
     Operating expenses for the three months ended June 30, 2011 and 2010 were as follows (in thousands):

	June 30,	% of	June 30,	% of	$	%
	2011	Net sales	2010	Net sales	Change	Change
Sales and marketing	$3,264	20%	$2,478	13%	$786	32%
General and administrative	3,341	20%	3,223	16%	118	4%
Research and development	1,692	10%	749	4%	943	126%
Acquisition related items	325	2%	60	—%	265	442%
Amortization	245	2%	241	1%	4	2%

Total operating expenses	$8,867	54%	$6,751	34%	$2,116	31%

     Sales and Marketing Expenses. Sales and marketing expenses consist primarily of payroll, commissions, participation at trade shows and travel costs for our worldwide sales and marketing staff, advertising expense and costs of operating our websites. The significant increase in sales and marketing expense was primarily due to increased headcount, marketing spending and exchange rate fluctuations. We expect sales and marketing expenses as a percentage of net sales in fiscal 2012 to approximate fiscal year 2011 levels.
     General and Administrative Expenses. General and administrative expenses include salaries and benefits for our executive and administrative personnel, facilities costs and professional services, such as legal and accounting. The slight increase in general and administrative expenses was primarily related to increased legal fees related to defending the Company in legal actions arising in the ordinary course of its business. We expect general and administrative expenses in fiscal 2012 to approximate fiscal year 2011 levels.
     Research and Development Expenses. Research and development expenses include the costs of developing and enhancing new and existing products. The increase in research and development expenses primarily relates to expanded research and development activities related to our audio products and software development. We expect research and development expense in fiscal 2012 to increase, on an absolute dollar basis, over fiscal year 2011 levels.
     Acquisition related items. Acquisition related items relate to accounting for the Tritton acquisition, which include non-recurring transaction costs and adjustments to contingent consideration valuation, which will continue to be adjusted through fiscal 2015 when the amount will be fully paid.
     Amortization Expenses. Amortization expenses consist of the amortization of the acquired intangible assets from Saitek, Joytech and Tritton. The slight increase in amortization was due to the amortization related to intangibles acquired in the Tritton acquisition. This increase was partially offset by a decrease related to intangibles acquired in the Joytech and Saitek acquisitions that became fully amortized.
Interest Expense, net, Foreign Exchange Gain (Loss), Change in Fair Value of Warrant Liability and Other Income
     Interest expense, net, foreign exchange gain (loss), change in fair value of warrant liability Iand other income for the three months ended June 30, 2011 and 2010 were as follows (in thousands):

	June 30,	June 30,	$	%
	2011	2010	Change	Change
Interest expense, net	$(162)	$(525)	$363	69%
Foreign exchange gain (loss)	$15	$(214)	$229	107%
Change in fair value of warrant liability	$994	$—	$994	100%
Other income	$28	$60	$(32)	(53)%
     The decrease in interest expense is due to lower debt balances as a result of the repayment of convertible notes.
     The foreign exchange gain in the three months ended June 30, 2011 and the loss in the three months ended June 30, 2010 primarily relates to the revaluation of receivables arising from sales made at the Company’s foreign subsidiaries in non local currencies and the revaluation of intercompany payables arising from product purchases at the Company’s foreign subsidiaries.
     The change in fair value of warrant liability recorded in the three months ended June 30, 2011 represents the change in fair value of the Warrants issued in connection with the Securities Purchase Agreement.
     Other income recorded in the three months ended June 30, 2011 and 2010 primarily relates to advertising income from our GameShark.com website which decreased in the 2011 period.
Income Tax Benefit
     Income tax benefit for the three months ended June 30, 2011 and 2010 was as follows (in thousands):

June 30,	Effective	June 30,	Effective	$	%
2011	Tax Rate	2010	Tax Rate	Change	Change
$(562)	13.9%	$(111)	7.4%	$(451)	(406)%
     The Company’s effective tax rate is a blended rate for different jurisdictions in which the Company operates. The effective tax rate fluctuates depending on the taxable income in each jurisdiction and the statutory income tax rates in those jurisdictions, in which we do business, including our U.S. operating company, and our Canadian parent company for which we continue to provide a full valuation allowance against its losses. The Company will continue to evaluate the realizability of its net deferred tax asset on an ongoing basis to identify whether any significant changes in circumstances or assumptions have occurred that could materially affect the realizability of deferred tax assets and expects to release the valuation allowance when it has sufficient positive evidence, including but not limited to cumulative earnings in successive recent periods, to overcome such negative evidence. Accordingly, it is reasonably possible that all or a portion of the U.S. valuation allowance could be released in the next twelve months and the effect could be material to the Company’s financial statements. The change in the effective tax rate in the first quarter of fiscal 2012 versus the first quarter of fiscal 2011 was primarily due to the book losses in certain jurisdictions in the first quarter fiscal 2012 as compared to income in those jurisdictions in the first quarter fiscal 2011.
Liquidity and Capital Resources
Sources of Liquidity

	As of and for the
	Three months ended June 30,
(in thousands)	2011	2010	Change
Cash	$1,973	$5,836	$(3,863)

Percentage of total assets	3.0%	8.5%
Cash used in operating activities	$(5,757)	$(7,163)	$1,406
Cash used in investing activities	(1,106)	(1,715)	609
Cash provided by financing activities	4,735	12,548	(7,813)
Effect of foreign exchange on cash	367	(79)	446

Net increase (decrease) in cash	$(1,761)	$3,591	$(5,352)

     At June 30, 2011, cash was approximately $2.0 million compared to cash of approximately $3.7 million at March 31, 2011 and $5.8 million at June 30, 2010. Our primary sources of liquidity include a revolving line of credit (as discussed below under Cash Flows from Financing Activities), cash on hand and cash flows generated from operations.
Cash Flows from Operating Activities
     Our cash flows from operating activities have typically included the collection of customer receivables generated by the sale of our products, offset by payments to vendors for materials and manufacture of our products. For the three months ended June 30, 2011, cash used in operating activities was $5.8 million compared to cash used in operating activities of $7.2 million for the three months ended June 30, 2010. Cash used in operations for the three months ended June 30, 2011 primarily related to decreases in accounts payable and accrued liabilities. Cash used in operations for the three months ended June 30, 2010 primarily related to increased inventory as a result of typical holiday season ramp up and inventory of Tritton products purchased subsequent to the acquisition. We are focused on effectively managing our overall liquidity position by continuously monitoring expenses, inventory levels and managing our accounts receivable collection efforts.

Cash Flows from Investing Activities
     Cash used in investing activities was $1.1 million during the three months ended June 30, 2011 and $1.7 million during the three months ended June 30, 2010. Net cash used in investing activities in the three months ended June 30, 2011 consisted of capital expenditures to support our operations and were made up primarily of production molds, and to a lesser extent, computers and machinery and equipment. In the three months ended June 30, 2010, $1.2 million of the cash used in investing activities related to the purchase of Tritton and the remainder consisted of capital expenditures to support our operations and were made up primarily of production molds, and to a lesser extent, computers and machinery and equipment.
Cash Flows from Financing Activities
     Cash provided by financing activities during the three months ended June 30, 2011 of $4.7 million was a result of net borrowings under our line of credit and net proceeds received for the issuance of common stock, partially offset by repayment of the convertible notes. For the three months ended June 30, 2010, cash provided by financing activities of $12.5 million was a result of net borrowings under our line of credit.
     We maintain a Credit Facility with Wells Fargo Capital Finance, LLC to borrow up to $30 million under a revolving line of credit subject to the availability of eligible collateral (accounts receivable and inventories), which changes throughout the year. The line of credit accrues interest on the daily outstanding balance at the U.S. prime rate plus 2.0% per annum. This facility expires on October 31, 2012. At June 30, 2011, the interest rate was 5.25%. We are also required to pay a monthly service fee of $2,000 and an unused line fee equal to 0.50% of the unused portion of the loan. Borrowings under the Credit Facility are secured by a first priority interest in the inventories, equipment, accounts receivable and investment properties of Mad Catz, Inc. and by a pledge of all of the capital stock of the Company’s subsidiaries and is guaranteed by the Company. We are required to meet a quarterly covenant based on the Company’s free cash flow. We were in compliance with this covenant as of June 30, 2011.
     At March 31, 2011 we had $14.5 million of convertible notes outstanding payable to the seller of Saitek (“Saitek Notes”) that were scheduled to mature on March 31, 2019. The Saitek Notes bore interest at 7.5% through March 31, 2014 and 9.0% thereafter. The Saitek Notes and all accrued interest were repaid in full in May 2011.
     In connection with the Company’s acquisition of Tritton, the Company is obligated to make certain payments to former Tritton share holders of up to $8.7 million based on the achievement of certain specific performance measures. In May 2011, the Company made the first payment for $1,546,000. The aggregate fair value of the remaining payments was $3.4 million as of June 30, 2011, and is reflected in the Company’s consolidated balance sheet.
     We believe that our available cash balances, anticipated cash flows from operations and available line of credit will be sufficient to satisfy our operating needs for at least the next twelve months, and in the longer term, including any payments due for contingent consideration. However, we operate in a rapidly evolving and often unpredictable business environment that may change the timing or amount of expected future cash receipts and expenditures. Accordingly, there can be no assurance that we may not be required to raise additional funds through the sale of equity or debt securities or from additional credit facilities. Additional capital, if needed, may not be available on satisfactory terms, if at all. Furthermore, additional debt financing may contain more restrictive covenants than our existing debt.
Contractual Obligations and Commitments
     On May 5, 2011, the Company repaid all principal and interest related to the $14.5 million Saitek notes.
     There have been no other material changes to our contractual obligations from the information provided in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, included in our Annual Report on Form 10-K for the fiscal year ended March 31, 2011.
     As of June 30, 2011 and March 31, 2011, we did not have any relationships with unconsolidated entities or financial parties, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As such, we are not exposed to any financing, liquidity, market, or credit risk that could arise if we had engaged in such relationships.
EBITDA
     EBITDA, a non-GAAP financial measure, represents net loss before interest, taxes, depreciation and amortization. To address the Warrants issued in the first quarter of fiscal 2012 and the resulting gain/loss on the change in the related warrant liability, we have excluded this non-operating, non-cash charge and defined the result as “Adjusted EBITDA”. We believe this to be a more meaningful measurement of performance than the previously calculated EBITDA. Adjusted EBITDA is not intended to represent cash flows for the period, nor is it being presented as an alternative to operating or net income as an indicator of operating performance and should not be considered in isolation or as a substitute for measures of performance prepared in accordance with generally accepted accounting principles. As defined, Adjusted EBITDA is not necessarily comparable to other similarly titled captions of other companies due to potential inconsistencies in the method of calculation. We believe, however, that in addition to the performance measures found in our financial statements, Adjusted EBITDA is a useful financial performance measurement for assessing our Company’s operating performance. Our management uses Adjusted EBITDA as a measurement of operating performance in comparing our performance on a consistent basis over prior periods, as it removes from operating results the impact of our capital structure, including the interest expense resulting from our outstanding debt, and our asset base, including depreciation and amortization of our capital and intangible assets. In addition, Adjusted EBITDA is an important measure for our lender. We calculate

Adjusted EBITDA as follows (in thousands):

	Three months ended
	June 30,
	2011	2010
	(in thousands)
Net loss	$(3,483)	$(1,375)
Adjustments:
Interest expense, net	162	525
Income tax benefit	(562)	(111)
Depreciation and amortization	801	667

EBITDA	$(3,082)	$(294)
Change in fair value of warrant liability	(994)	—

Adjusted EBITDA	$(4,076)	$(294)

Forward-Looking Statements
     Certain statements in this Quarterly Report on Form 10-Q are not historical fact and constitute “forward-looking statements” within the meaning of Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended and constitute “forward-looking information” as defined in applicable Canadian securities legislation (collectively “forward-looking statements”). These forward-looking statements may address, among other things, our strategy for growth, business development, market and competitive position, financial results, expected revenue, expense levels in the future and the sufficiency of our existing assets to fund future operations and capital spending needs. These statements relate to our expectations, hopes, beliefs, anticipations, commitments, intentions and strategies regarding the future, and may be identified by the use of words or phrases such as “believe,” “expect,” “anticipate,” “should,” “plan,” “estimate,” and “potential,” among others. Specifically this document contains forward-looking statements regarding, among other things, the continuance of seasonal fluctuations in the Company’s sales, inventories, receivables, payables and cash; the effect of currency exchange rate fluctuations; the sufficiency of funds available to meet operational needs, including contingency payments related to the Tritton acquisition; and our expectations for fiscal 2012 in respect of our gross profit margin and operating expenses.
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
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
     For the first quarter of fiscal 2012, our management with the participation of our Chief Executive Officer and our Chief Financial Officer evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of June 30, 2011. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Accordingly, our disclosure controls and procedures have been designed to provide reasonable assurance of achieving their objectives. Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that as of such date, our disclosure controls and procedures were effective at the reasonable assurance level in ensuring that information required to be disclosed by us in the reports that we file under the Exchange Act is recorded, processed, summarized and reported within the time period specified in the rules and forms of the Securities and Exchange Commission.

Changes in Internal Control over Financial Reporting
     There has been no change in our internal control over financial reporting during the quarter ended June 30, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. Our process for evaluating controls and procedures is continuous and encompasses constant improvement of the design and effectiveness of established controls and procedures and the remediation of any deficiencies which may be identified during the process.

PART II — OTHER INFORMATION
Item 1. Legal Proceedings
     Circuit City Stores, Inc., et al., Debtors, Alfred H. Siegel, as Trustee for Circuit City, Inc., Liquidating Trust v. Mad Catz, Inc. and Saitek Industries Limited, Mad Catz, Inc., dba Saitek Industries Limited. Ch. 11 Case No. 08-35653 (KRH) (Bankr. E.D. Va. 2008 proceeding numbers 10-03763 and 10-03255. On or about December 23, 2010, MCI, along with approximately 500 other defendants who had rendered goods and services to Circuit City Stores, Inc. (“Circuit City”) prior to its bankruptcy, was served with a complaint alleging that payments to MCI from Circuit City made within the 90 day period prior to Circuit City’s bankruptcy filing (in the amount of $745,953.55) were voidable preferences, and therefore should be returned to the Trustee of the Bankruptcy Trust. The Bankruptcy Trust also alleges that it is entitled to certain offsets against MCI’s bankruptcy claims against Circuit City. The Bankruptcy Trust also filed a similar suit against Saitek Industries Limited to void alleged preferential payments in the amount of $82,951.87. Mad Catz answered the complaint denying all material allegations. The Court has asked MCI and Circuit City to attempt to resolve the disputes through mediation. It is anticipated that the mediation will take place sometime in September 2011. The Company disputes the allegations of both complaints and believes the Trust’s claims are baseless, and intends to vigorously defend against all of the Trustee’s claims.
     Ogma LLC. v. Activision Blizzard, Inc., et al., Civ. 2:11-cv-75-TJW (E.D. Texas 2011) On March 3, 2011, Ogma LLC (“Ogma”) filed an amended complaint against MCI and approximately 18 other defendants alleging infringement of United States patent number 6,150,947 (‘947 Patent”) by MCI’s remote for the Nintendo Wii video game console. On July 11, 2011, the parties agreed to settle the matter and the District Court dismissed the matter with prejudice on the same day. This settlement did not have a material effect on the financial statements. On May 13, 2011, the United States International Trade Commission (“ITC”) issued a Notice of Investigation regarding the matter. As a result of the settlement, on July 25, 2011, the ITC issued document entitled “Initial Determination Granting MCI’s and Ogma’s Joint Motion to Terminate the ITC’s Investigation of Mad Catz”. In the absence of a petition for review or the ITC re-opening the matter within 30 days of July 25, 2011, the ITC’s action will become final.
     We may at times be involved in litigation in the ordinary course of business. We will also, from time to time, when appropriate in management’s estimation, record reserves in our financial statements for pending litigation. Litigation is expensive and is subject to inherent uncertainties, and an adverse result in any such matters could adversely impact our operating results or financial condition. Additionally, any litigation to which we may become subject could also require significant involvement of our senior management and may divert management’s attention from our business and operations. Although claims, suits, investigations and proceedings are inherently uncertain and their results cannot be predicted with certainty, we believe that the resolution of any current pending matters will not have a material adverse effect on our business, financial condition, results of operations or liquidity taken as a whole.
Item 1A. Risk Factors
     There have been no material changes to the risk factors as previously disclosed in our Annual Report on Form 10-K for the fiscal year ended March 31, 2011.
Item 6. Exhibits

4.1	Form of Warrant issued in April 2011 private placement transaction, being filed to replace the Form of Warrant filed as an exhibit on the Company's Form 8-K filed with the SEC on April 18, 2011.

31.1	Certification of Registrant’s Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Registrant’s Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Registrant’s Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002. This certification is being furnished solely to accompany this Quarterly Report on Form 10-Q and is not being filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and is not to be incorporated by reference into any filing of the Company.

32.2	Certification of Registrant’s Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002. This certification is being furnished solely to accompany this Quarterly Report on Form 10-Q and is not being filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and is not to be incorporated by reference into any filing of the Company.

101	The following materials from Mad Catz Interactive, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011, formatted in XBRL (Extensible Business Reporting Language) and furnished electronically herewith: (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Cash Flows, and (iv) Notes to Condensed Consolidated Financial Statements, tagged as blocks of text. This exhibit will not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934 (15 U.S.C. 78r), or otherwise subject to the liability of that section. Such exhibit will not be deemed to be incorporated by reference into any filing under the Securities Act or Securities Exchange Act, except to the extent that the Company specifically incorporates it by reference.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MAD CATZ INTERACTIVE, INC.
August 4, 2011	/s/ Darren Richardson
Darren Richardson
President and Chief Executive Officer

August 4, 2011	/s/ Allyson Evans
Allyson Evans
Chief Financial Officer