Form 10-Q
period 2011-09-30
MAD CATZ INTERACTIVE INC
filed 2011-11-09
CIK 1088162

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2011

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

There were 63,448,231 shares of the registrant’s common stock issued and outstanding as of November 4, 2011.

MAD CATZ INTERACTIVE, INC.

FORM 10-Q

FOR THE PERIOD ENDED SEPTEMBER 30, 2011

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

MAD CATZ INTERACTIVE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands of U.S. dollars, except share data)

(Unaudited)

	September 30, 2011	March 31, 2011
Assets
Current assets:
Cash	$2,715	$3,734
Accounts receivable, net	15,737	19,846
Other receivables	738	329
Inventories	33,593	27,978
Deferred tax assets	80	85
Prepaid expenses and other current assets	2,715	2,343

Total current assets	55,578	54,315
Deferred tax assets	573	590
Other assets	745	639
Property and equipment, net	4,419	3,921
Intangible assets, net	5,101	5,606
Goodwill	10,457	10,463

Total assets	$76,873	$75,534

Liabilities and Shareholders’ Equity
Current liabilities:
Bank loan	$17,036	$5,408
Accounts payable	20,355	13,700
Accrued liabilities	6,129	11,048
Convertible notes payable	—	14,500
Contingent consideration, current	1,410	1,542
Income taxes payable	790	1,918

Total current liabilities	45,720	48,116
Contingent consideration	2,482	2,897
Warrant liability	716	—
Other long-term liabilities	391	424

Total liabilities	49,309	51,437
Shareholders’ equity:
Common stock, no par value, unlimited shares authorized; 63,448,231 and 57,029,350 shares issued and outstanding at September 30, 2011 and March 31, 2011	59,057	50,648
Accumulated other comprehensive loss	(989)	(10)
Accumulated deficit	(30,504)	(26,541)

Total shareholders’ equity	27,564	24,097

Total liabilities and shareholders’ equity	$76,873	$75,534

See accompanying notes to unaudited condensed consolidated financial statements.

MAD CATZ INTERACTIVE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(in thousands of U.S. dollars, except share and per share data)

	Three Months Ended September 30,		Six Months Ended September 30,
	2011	2010	2011	2010
Net sales	$25,757	$37,409	$42,221	$57,320
Cost of sales	18,321	26,904	30,838	40,873

Gross profit	7,436	10,505	11,383	16,447
Operating expenses:
Sales and marketing	3,748	3,562	7,012	6,047
General and administrative	3,260	3,295	6,601	6,518
Research and development	1,499	950	3,191	1,691
Acquisition related items	267	546	592	606
Amortization of intangible assets	241	224	486	465

Total operating expenses	9,015	8,577	17,882	15,327

Operating income (loss)	(1,579)	1,928	(6,499)	1,120
Interest expense, net	(285)	(713)	(447)	(1,238)
Foreign exchange gain, net	183	909	198	695
Change in fair value of warrant liability	1,540	—	2,534	—
Other income	4	117	32	177

Income (loss) before income taxes	(137)	2,241	(4,182)	754
Income tax expense (benefit)	343	1,113	(219)	1,002

Net income (loss)	$(480)	$1,128	$(3,963)	$(248)

Basic net income (loss) per share	$(0.01)	$0.02	$(0.06)	$(0.00)

Diluted net income (loss) per share	$(0.01)	$0.02	$(0.06)	$(0.00)

Weighted average shares — basic	63,444,069	55,098,549	62,731,643	55,098,549

Weighted average shares — diluted	63,444,069	55,116,359	62,731,643	55,098,549

See accompanying notes to unaudited condensed consolidated financial statements.

MAD CATZ INTERACTIVE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands of U.S. dollars)

	Six Months Ended September 30,
	2011	2010
Cash flows from operating activities:
Net loss	$(3,963)	$(248)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,633	1,346
Amortization of deferred financing fees	74	74
Provision for deferred income taxes	23	49
Loss on disposal or sale of assets	22	1
Stock-based compensation	279	330
Contingent consideration	592	—
Change in fair value of warrant liability	(2,534)	—
Changes in operating assets and liabilities, net of effects from acquisition:
Accounts receivable	3,945	(13,324)
Other receivables	(425)	(1,873)
Inventories	(5,838)	(32,389)
Prepaid expenses and other current assets	(387)	(124)
Other assets	(19)	(37)
Accounts payable	6,593	24,097
Accrued liabilities	(5,114)	1,048
Income taxes receivable/payable	(1,173)	561

Net cash used in operating activities	(6,292)	(20,489)

Cash flows from investing activities:
Purchases of property and equipment	(1,667)	(1,020)
Cash paid for acquisition, net of cash received	—	(1,189)

Net cash used in investing activities	(1,667)	(2,209)

Cash flows from financing activities:
Payment of contingent consideration	(1,546)	—
Payment of financing fees	—	(100)
Repayments on notes payable	(14,500)	(279)
Proceeds from issuance of common stock and warrants, net of issuance costs of $820	11,351	—
Repayments on bank loan	(50,837)	(39,157)
Borrowings on bank loan	62,465	63,592
Proceeds from exercise of stock options	29	—

Net cash provided by financing activities	6,962	24,056

Effects of foreign exchange on cash	(22)	83

Net increase (decrease) in cash	(1,019)	1,441
Cash, beginning of period	3,734	2,245

Cash, end of period	$2,715	$3,686

Supplemental cash flow information:
Income taxes paid	$899	$453

Interest paid	$392	$441

Supplemental disclosure of non-cash investing and financing activities:
Fair value of warrants issued	3,250	—
Acquisitions:
Fair value of assets acquired in acquisition, net of cash received	—	2,772
Goodwill	—	2,928
Intangible assets	—	3,700
Liabilities assumed in acquisition	—	(4,155)
Notes payable assumed in acquisition	—	(803)
Contingent consideration liability, net of $947 working capital adjustment	—	(3,253)

Net cash paid for acquisition	$—	$1,189

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

The Company recently adopted the following new accounting standards:

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

The following new accounting standards have been issued, but not adopted by the Company as of September 30, 2011:

Amendment to Fair Value Measurement: In May 2011, the FASB revised the fair value measurement and disclosure requirements to align the requirements under accounting principles generally accepted in the United States of America (“GAAP”) and International Financial Reporting Standards (“IFRS”). The guidance clarifies the FASB’s intent regarding the application of existing fair value measurements and requires enhanced disclosures, most significantly related to unobservable inputs used in a fair value measurement that is categorized within Level 3 of the fair value hierarchy. The guidance is effective prospectively during interim and annual periods beginning after December 15, 2011. The Company does not expect the adoption of this guidance to have a material impact on the Company’s financial statements.

Presentation of Comprehensive Income: In June 2011, the FASB issued ASU No. 2011-05, requiring entities to report components of other comprehensive income in either a single continuous statement or in two separate but consecutive statements of net income. The guidance is effective during interim and annual periods beginning after December 15, 2011. The Company does not expect the adoption of this guidance to have a material impact on the Company’s financial statements.

Testing Goodwill for Impairment: In September 2011, the FASB issued ASU No. 2011-08, that allows companies to assess qualitative factors to determine whether they need to perform the two-step quantitative goodwill impairment test. Under the option, an entity no longer would be required to calculate the fair value of a reporting unit unless it determines, based on that qualitative assessment, that it is more likely than not that its fair value is less than its carrying amount. The guidance is effective for interim and annual goodwill impairment tests performed for fiscal years beginning after December 15, 2011 although early adoption is permitted. As of September 30, 2011, the Company has not elected to adopt the new guidance early, and when adopted, this guidance is not expected to have a significant impact on the Company’s financial statements.

(3) Fair Value Measurement

The following tables provide a summary of the recognized assets and liabilities carried at fair value on a recurring basis as of September 30, 2011 and March 31, 2011 (in thousands):

	Balance as of September 30, 2011	Basis of Fair Value Measurements
		Level 1	Level 2	Level 3
Liabilities:
Contingent consideration, net of working capital (Note 4)	$(3,892)	$—	$—	$(3,892)
Warrant liability (Note 6)	$(716)	$—	$—	$(716)

	$(4,608)	$—	$—	$(4,608)

	Balance as of March 31, 2011	Basis of Fair Value Measurements
		Level 1	Level 2	Level 3
Liabilities:
Contingent consideration, net of working capital (Note 4)	$(4,439)	$—	$—	$(4,439)

The following tables provide a roll forward of the Company’s level three fair value measurements during the six months ended September 30, 2011, which consist of the Company’s contingent consideration liability and warrant liability (in thousands):

Balance at March 31, 2011	$4,439
Contingent consideration payment	(1,546)
Changes in working capital adjustment	407
Change in fair value of contingent consideration	592

Balance at September 30, 2011	$3,892

Balance at March 31, 2011	$—
Securities purchase agreement – warrant liability	3,250
Change in fair value of warrant liability	(2,534)

Balance at September 30, 2011	$716

(4) Contingent Consideration

On May 28, 2010, the Company acquired all of the outstanding stock of Tritton Technologies Inc. (“Tritton”). Tritton designs, develops, manufactures (through third parties in Asia), markets and sells videogame and PC accessories, most notably gaming audio headsets. The Company acquired all of Tritton’s net tangible and intangible assets, including trade names, customer relationships and product lines. Cash paid for the acquisition was approximately $1.4 million, subject to a working capital adjustment currently estimated to be $10,000. As a result of the acquisition, Tritton became a wholly-owned subsidiary of the Company and accordingly, the results of operations of Tritton are included in the Company’s consolidated financial statements from the acquisition date. The Company financed the acquisition through borrowings under the Company’s working capital facility. The acquisition expanded the Company’s product offerings in the high growth gaming audio market and further leveraged the Company’s assets, infrastructure and capabilities.

The contingent consideration arrangement requires the Company to pay the former shareholders of Tritton additional consideration based on a percentage of future sales of Tritton products over a five year period, subject to maximum annual amounts up to an aggregate of $8.7 million. The fair value of the contingent consideration arrangement has been determined primarily by using the income approach and using a discount rate of approximately 17 percent. The amount paid for contingent consideration is expected to be reduced by the amount of any working capital adjustment. In May 2011, the Company paid $1,546,000 under this arrangement. As of September 30, 2011, the liability for contingent consideration is shown net of the estimated working capital adjustment and holdback of $10,000.

(5) Inventories

Inventories consist of the following (in thousands):

	September 30, 2011	March 31, 2011
Raw materials	$1,531	$749
Semi finished goods	362	195
Finished goods	31,700	27,034

Inventories	$33,593	$27,978

(6) Securities Purchase Agreement

On May 3, 2011 the Company filed a Registration Statement registering up to 8,893,211 common shares of the Company comprised of: (i) 6,352,293 common shares and (ii) 2,540,918 common shares issuable upon exercise of 2,540,918 warrants. In April 2011 the Company entered into a Securities Purchase Agreement (the “Securities Purchase Agreement”) with certain accredited investors, pursuant to which the Company sold (a) an aggregate of 6,352,293 shares of its common stock (the “Shares”) and (b) warrants to purchase an aggregate of 2,540,918 shares of common stock of the Company (“Warrants” and, together with the Shares, the “Securities”). The Securities were issued at a price equal to $1.92 for aggregate gross proceeds of approximately $12,196,000. The Warrants became exercisable on October 21, 2011 at a per share exercise price equal to $2.56. The Warrants contain provisions that adjust the exercise price in the event the Company pays stock dividends, effects stock splits or issues additional shares of common stock at a price per share less than the exercise price of the Warrants. The Warrants will remain exercisable October 21, 2016.

The Company accounts for the Warrants with exercise price reset features in accordance with the applicable FASB guidance. Under this guidance, warrants with these reset features are accounted for as liabilities and carried at fair value, with changes in fair value included in net earnings (loss) until such time as the Warrants are exercised or expire.

The fair value of the Warrants decreased from $3,250,000 as of the initial valuation date to $716,000 as of September 30, 2011, which resulted in a $2,534,000 gain from the change in fair value of warrants for the six months ended September 30, 2011.

These Warrants are not traded in an active securities market, and as such, the Company estimates the fair value of the Warrants using the Black-Scholes option pricing model using the following assumptions:

As of September 30, 2011
Expected term	5.00 years
Common stock market price	$0.61
Risk-free interest rate	0.96%
Expected volatility	92.08%

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

(7) Comprehensive Income (Loss)

Comprehensive income (loss) for the three and six months ended September 30, 2011 and 2010 consists of the following components (in thousands):

	Three Months Ended September 30,		Six Months Ended September 30,
	2011	2010	2011	2010
Net income (loss)	$(480)	$1,128	$(3,963)	$(248)
Foreign currency translation adjustment	(1,064)	876	(979)	444

Comprehensive income (loss)	$(1,544)	$2,004	$(4,942)	$196

The foreign currency translation adjustments are not adjusted for income taxes as they relate to indefinite investments in non-U.S. subsidiaries.

(8) Basic and Diluted Net Earnings per Share

Basic earnings per share is calculated by dividing the net earnings by the weighted average number of common shares outstanding during the reporting period. Diluted earnings per share includes the impact of potentially dilutive common stock-based equity instruments.

	Three Months Ended September 30,		Six months Ended September 30,
	2011	2010	2011	2010
Numerator:
Net income (loss)	$(480)	$1,128	$(3,963)	$(248)
Effect of convertible notes payable	—	305	—	—

Numerator for diluted net earnings per share	(480)	1,433	(3,963)	(248)

Denominator:
Weighted average shares used to compute basis EPS	63,444,069	55,098,549	62,731,643	55,098,549
Effect of convertible debt	—	—	—	—
Effect of dilutive share share-based awards	—	17,810	—	—

Denominator for diluted net earnings per share	63,444,069	55,116,359	62,731,643	55,098,549

Basic earnings per share	$(0.01)	$0.02	$(0.06)	$0.00
Diluted earnings per share	$(0.01)	$0.02	$(0.06)	$0.00

Outstanding options to purchase an aggregate of 7,238,110 and 6,816,657 shares of the Company’s common stock for the three and six months ended September 30, 2011, respectively, and 7,730,227 and 7,667,004 shares of the Company’s common stock for the three and six months ended September 30, 2010, respectively, were excluded from diluted net loss per share calculations because inclusion of such options would have an anti-dilutive effect during these periods. Outstanding warrants to purchase an aggregate of 2,540,918 and 2,082,720 of the Company’s common stock for the three and six months ended September 30, 2011, respectively, were excluded from the diluted net loss per share calculations because of their anti-dilutive effect during the period. Weighted average shares of 949,189 for the six month period ended September 30, 2011 and 10,217,744 for the three and six month periods ended September 30, 2010 related to $14,500,000 of convertible notes payable were excluded from the calculation because of their anti-dilutive effect during the period.

(9) Geographic Data and Concentrations

The Company’s sales are attributed to the following geographic regions (in thousands):

	Three months ended September 30,		Six months ended September 30,
	2011	2010	2011	2010
Net sales:
United States	$11,115	$23,971	$20,110	$34,403
Europe	12,691	12,235	19,068	20,579
Canada	881	434	1,519	803
Other countries	1,070	769	1,524	1,535

	$25,757	$37,409	$42,221	$57,320

        Revenue is attributed to geographic regions based on the location of the customer. During the three and six months ended September 30, 2011, one customer individually accounted for approximately 24% and 22% of the Company’s gross sales, respectively, and one other customer individually accounted for approximately 12% and 11% of the Company’s gross sales, respectively. During the three and six months ended September 30, 2010, one customer individually accounted for approximately 34% and 30% of the Company’s gross sales, respectively and one other customer individually accounted for approximately 12% and 11%, respectively. At September 30, 2011, one customer represented 32% of accounts receivable and another customer represented 13% of accounts receivable. At September 30, 2010, one customer represented 39% of accounts receivable and another customer represented 12% of accounts receivable. At September 30, 2011 and 2010, there were no other customers which accounted for greater than 10% of accounts receivable or gross sales.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Unless the context otherwise requires, all references in this section to the “Company”, “we”, “us” or “our” refer, collectively, to Mad Catz Interactive, Inc. and all of its subsidiaries, and all references in this section to “Mad Catz” refer to Mad Catz Interactive, Inc.

This section contains forward-looking statements and forward looking informatio—n (collectively “forward-looking statements”) as defined in applicable securities legislation involving risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors including those set out under “Forward-looking Statements” herein and in “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended March 31, 2011 and in Part II Other Information — Item 1A. Risk Factors in this Quarterly Report on Form 10-Q. The following discussion should be read in conjunction with our condensed consolidated financial statements and related notes included in this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K for the fiscal year ended March 31, 2011.

Overview

Our Business

We design, manufacture (primarily through third parties in Asia), market and distribute products for all major videogame platforms, the PC and, to a far lesser extent, the iPod and other audio devices. Our accessories are marketed primarily under the Mad Catz, Tritton, Saitek, Joytech, Cyborg, Eclipse, GameShark and AirDrives brands; we also produce for selected customers a limited range of products which are marketed on a “private label” basis. Our products include videogame, PC and audio accessories, such as control pads, steering wheels, joysticks, memory cards, video cables, flight sticks, flight simulators, dance pads, microphones, car adapters, carry cases, mice, keyboards and headsets. We also publish and distribute videogames.

Securities Purchase Agreement

In April 2011, the Company entered into a Securities Purchase Agreement with certain accredited investors, pursuant to which the Company sold (a) an aggregate of 6,352,293 shares of its common stock (the “Shares”) and (b) warrants to purchase an aggregate of 2,540,918 shares of common stock of the Company (“Warrants” and, together with the Shares, the “Securities”). The Securities were issued at a price equal to $1.92 for aggregate gross proceeds of approximately $12.2 million. The Warrants became exercisable on October 21, 2011 at a per share price equal to $2.56, subject to certain adjustments as specified in the Warrants, and will remain exercisable until October 21, 2016.

Convertible Notes Payable

On May 5, 2011, the Company repaid all remaining principal and interest related to the $14.5 million Saitek Notes. The repayment was partially funded with the net proceeds of the Securities Purchase Agreement, which occurred in April 2011.

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

Potential Fluctuations in Foreign Currency

During the three and six month periods ended September 30, 2011, approximately 57% and 52% of total net sales were transacted outside of the United States, respectively. The majority of our international business is presently conducted in currencies other than the U.S. dollar. Foreign currency transaction gains and losses arising from normal business operations are credited to or charged against earnings in the period incurred. As a result, fluctuations in the value of the currencies in which we conduct our business relative to the U.S. dollar will cause currency transaction gains and losses, which we have experienced in the past and continue to experience. Due to the volatility of currency exchange rates, among other factors, we cannot predict the effect of exchange rate fluctuations upon future operating results. There can be no assurances that we will not experience currency losses in the future. To date we have not hedged against foreign currency exposure.

Critical Accounting Policies

Our critical accounting principles and estimates remain consistent with those reported in our Annual Report on Form 10-K for the year ended March 31, 2011, as filed with the SEC.

RESULTS OF OPERATIONS

Net Sales

From a geographical perspective, our net sales for the three and six months ended September 30, 2011 and 2010 were as follows (in thousands):

	Three months ended September 30,				$ Change	% Change
	2011	% of total	2010	% of total
United States	$11,115	43%	$23,971	64%	$(12,856)	(54)%
Europe	12,691	49%	12,235	33%	456	4%
Canada	881	4%	434	1%	447	103%
Other countries	1,070	4%	769	2%	301	39%

Consolidated net sales	$25,757	100%	$37,409	100%	$(11,652)	(31)%

	Six months ended September 30,				$ Change	% Change
	2011	% of total	2010	% of total
United States	$20,110	48%	$34,403	60%	$(14,293)	(42)%
Europe	19,068	45%	20,579	36%	(1,511)	(7)%
Canada	1,519	3%	803	1%	716	89%
Other countries	1,524	4%	1,535	3%	(11)	(1)%

Consolidated net sales	$42,221	100%	$57,320	100%	$(15,099)	(26)%

For the three months ended September 30, 2011, consolidated net sales decreased 31% as compared to the three month period ended September 30, 2010. In the United States, the decrease in net sales is primarily attributable to sales of our Rock Band 3 products in the second fiscal quarter of 2011, which was released in September 2010. In Europe the increase is largely attributable to foreign exchange fluctuations. In Canada the increase in net sales primarily relates to increased sales of Tritton and Cyborg lines of products.

For the six months ended September 30, 2011, consolidated net sales decreased 26% as compared to the six months ended September 30, 2010. In the United States, the preponderance of the decrease in net sales occurred during the latter part of the six month period for the reasons described above. In Canada the increase in net sales primarily relates to increased sales of Tritton and Cyborg lines of products.

Our sales by product group as a percentage of gross sales for the three and six months ended September 30, 2011 and 2010 were as follows:

	Three months ended September 30,		Six months ended September 30,
	2011	2010	2011	2010
Xbox 360	36%	37%	31%	34%
PC	28%	17%	29%	17%
PlayStation 3	7%	12%	7%	16%
Wii	2%	11%	3%	11%
Handheld Consoles(a)	2%	4%	2%	3%
GameCube	1%	1%	1%	2%
All others	24%	18%	27%	17%

Total	100%	100%	100%	100%

(a)	Handheld consoles include Sony PSP and Nintendo DS, DS Lite, DSi, DSi XL and 3DS.

Sales of products designed for use with the PlayStation 3 platform, and especially Mad Catz branded audio products were negatively impacted by a Play Station Network outage during the first quarter of fiscal 2012. Sales of products designed for use with the Wii platform continued to decline in anticipation of the release of a successor platform next year. Sales of PC products increased primarily due to sales of the Cyborg line of products. The increase in All others is primarily related to universal audio products.

Our sales by product category as a percentage of gross sales for the three and six months ended September 30, 2011 and 2010 were as follows:

	Three months ended September 30,		Six months ended September 30,
	2011	2010	2011	2010
Audio	43%	27%	38%	29%
Specialty controllers	22%	23%	23%	16%
PC Input Devices	14%	8%	14%	7%
Controllers	11%	12%	13%	15%
Accessories	9%	14%	11%	15%
Games	1%	15%	1%	17%
All others	0%	1%	0%	1%

Total	100%	100%	100%	100%

The increase in audio products primarily related to increased distribution of Tritton products. The decrease in games as a percentage of total gross sales primarily related to lower sales of bundled products of the Rock Band 3 game. The decrease in controllers was primarily related to products compatible with the Wii and PlayStation 3. Sales of PC input device products increased primarily due to higher sales of the Cyborg line of products

Our sales by brand as a percentage of gross sales for the three and six months ended September 30, 2011 and 2010 were as follows:

	Three months ended September 30,		Six months ended September 30,
	2011	2010	2011	2010
Mad Catz	38%	59%	40%	60%
Tritton	33%	11%	29%	9%
Cyborg	16%	8%	16%	7%
Saitek	10%	7%	11%	7%
Eclipse	3%	4%	3%	4%
All others	0%	11%	1%	13%

Total	100%	100%	100%	100%

The decrease in Mad Catz-branded products primarily related to lower sales of Rock Band 3 products. The increase in Tritton-branded products as a percentage of total gross sales primarily related to increased distribution. The increase in Cyborg-branded products primarily related to increased product offerings. The decrease in all other branded products primarily related to the termination of a distribution agreement under which the company sold third party products.

Gross Profit

Gross profit is defined as net sales less cost of sales. Cost of sales consists of product costs, cost of licenses and royalties, cost of freight-in and freight-out and distribution center costs, including depreciation and other overhead.

The following table presents net sales, cost of sales and gross profit for the three and six months ended September 30, 2011 and 2010 (in thousands):

	Three months ended September 30,
	2011	% of Net Sales	2010	% of Net Sales	$ Change	% Change
Net sales	$25,757	100%	$37,409	100%	$(11,652)	(31)%
Cost of sales	18,321	71%	26,904	72%	(8,583)	(32)%

Gross profit	$7,436	29%	$10,505	28%	$(3,069)	(29)%

	Six months ended September 30,
	2011	% of Net Sales	2010	% of Net Sales	$ Change	% Change
Net sales	$42,221	100%	$57,320	100%	$(15,099)	(26)%
Cost of sales	30,838	73%	40,873	71%	(10,035)	(25)%

Gross profit	$11,383	27%	$16,447	29%	$(5,064)	(31)%

Gross profit for the three months ended September 30, 2011 decreased 29%, while gross profit as a percentage of net sales, or gross profit margin, increased from 28% to 29%. Gross profit for the six months ended September 30, 2011 decreased 31%, while gross profit as a percentage of net sales, decreased from 29% to 27%. We expect the gross profit margins to remain in the current range, although the gross profit margins may fluctuate due to factors such as changes in product mix and exchange rate fluctuations.

Operating Expenses

Operating expenses for the three and six months ended September 30, 2011 and 2010 were as follows (in thousands):

	Three months ended September 30,
	2011	% of Net Sales	2010	% of Net Sales	$ Change	% Change
Sales and marketing	$3,748	14%	$3,562	10%	$186	5%
General and administrative	3,260	13%	3,295	9%	(35)	(1)%
Research and development	1,499	6%	950	2%	549	58%
Acquisition related items	267	1%	546	1%	(279)	(51)%
Amortization	241	1%	224	1%	17	7%

Total operating expenses	$9,015	35%	$8,577	23%	$438	5%

	Six months ended September 30,
	2011	% of Net Sales	2010	% of Net Sales	$ Change	% Change
Sales and marketing	$7,012	16%	$6,047	11%	$965	16%
General and administrative	6,601	16%	6,518	11%	83	1%
Research and development	3,191	8%	1,691	3%	1,500	89%
Acquisition related items	592	1%	606	1%	(14)	(2)%
Amortization	486	1%	465	1%	21	5%

Total operating expenses	$17,882	42%	$15,327	27%	$2,555	17%

Sales and Marketing. Sales and marketing expenses consist primarily of payroll, commissions, participation at trade shows and travel costs for our worldwide sales and marketing staff, advertising expense and costs of operating our websites. The increase in sales and marketing expense was primarily due to increased headcount, marketing spending and exchange rate fluctuations. We expect sales and marketing expenses in fiscal 2012 to increase, on an absolute dollar basis, over fiscal year 2011 levels.

General and Administrative. General and administrative expenses include salaries and benefits for our executive and administrative personnel, facilities costs and professional services, such as legal and accounting. The slight increase in general and administrative expenses for the six month period was primarily related to increased legal fees related to defending the Company in legal actions arising in the ordinary course of its business. We expect general and administrative expenses in fiscal 2012 to approximate fiscal year 2011 levels on an absolute dollar basis.

Research and Development. Research and development expenses include the costs of developing and enhancing new and existing products. The increase in research and development expenses relates to expanded research and development activities related to our audio products and software development. We expect research and development expenses in fiscal 2012 to increase, on an absolute dollar basis, over fiscal year 2011 levels.

Amortization. Amortization expenses consist of the amortization of the acquired intangible assets from Saitek, Joytech and Tritton. These acquisitions occurred in the third and second quarters of fiscal 2008 and first quarter of fiscal 2011, respectively. The slight increase in amortization expense was due to the amortization related to intangibles acquired in the Tritton acquisition. This increase was partially offset by a decrease related to intangibles acquired in the Joytech and Saitek acquisitions that became fully amortized.

Interest Expense, net, Foreign Exchange Gain, Change in Fair Value of Warrant Liability and Other Income

Interest expense, net, foreign exchange gain, change in fair value of warrant liability and other income for the three and six months ended September 30, 2011 and 2010 were as follows (in thousands):

	Three months ended September 30,
	2011	% of Net Sales	2010	% of Net Sales	$ Change	% Change
Interest expense, net	$(285)	1%	$(713)	2%	$428	60%
Foreign exchange gain	$183	1%	$909	2%	$(726)	(80)%
Change in fair value of warrant liability	$1,540	6%	—	—	$1,540	100%
Other income	$4	0%	$117	0%	$(113)	(96)%

	Six months ended September 30,
	2011	% of Net Sales	2010	% of Net Sales	$ Change	% Change
Interest expense, net	$(447)	1%	$(1,238)	2%	$791	64%
Foreign exchange gain	$198	1%	$695	1%	$(497)	(72)%
Change in fair value of warrant liability	$2,534	6%	—	—	$2,534	100%
Other income	$32	0%	$177	0%	$(145)	(82)%

The decrease in interest expense during the three and six month periods ended September 30, 2011 is related to lower debt balances as a result of the repayment of the convertible note.

The foreign exchange gains in all periods are due primarily to the rise in value of the U.S. dollar and Hong Kong dollar versus the Great British Pound and the Euro during those periods.

The change in fair value of warrant liability recorded in the three and six month period ended September 30, 2011 represents the change in fair value of the Warrants issued in connection with the Securities Purchase Agreement. Specifically, the decrease in the Company’s stock price at September 30, 2011 reduced the value of the warrant liability and resulted in income during the three and six month periods.

Other income during the three and six month periods ended September 30, 2011 primarily relates to advertising income from our GameShark.com website. Other income in the three and six months ended September 30, 2010 included an insurance recovery that did not recur in the fiscal 2012 period.

Income Tax Expense (Benefit)

Income tax expense (benefit) for the three and six months ended September 30, 2011 and 2010 was as follows (in thousands):

	Three months ended September 30,
	2011	Effective Tax Rate	2010	Effective Tax Rate	$ Change	% Change
Income tax expense	$343	250%	$1,113	50%	$(770)	(69)%

	Six months ended September 30,
	2011	Effective Tax Rate	2010	Effective Tax Rate	$ Change	% Change
Income tax expense (benefit)	$(219)	(5)%	$1,002	133%	$(1,221)	(122)%

The Company’s effective tax rate is a blended rate for different jurisdictions in which the Company operates. The effective tax rate fluctuates depending on the taxable income in each jurisdiction and the statutory income tax rates in those jurisdictions in which we do business, including our U.S. operating company, and our Canadian parent company for which we continue to provide a full valuation allowances against its losses. The Company will continue to evaluate the realizability of its net deferred tax asset on an ongoing basis to identify whether any significant changes in circumstances or assumptions have occurred that could materially affect the realizability of deferred tax assets and expects to release the valuation allowance when it has sufficient positive evidence, including but not limited to cumulative earnings in successive recent periods, to overcome such negative evidence. Accordingly, it is reasonably possible that all or a portion of the U.S. valuation allowance could be released in the next twelve months and the effect could be material to the company’s financial statements. The change in the effective tax rate in the second quarter of fiscal 2012 versus the second quarter of fiscal 2011 was primarily due to the book income in certain jurisdictions in the second quarter of fiscal 2011 as compared to losses in those jurisdictions in the second quarter of fiscal 2012.

For fiscal 2012, we project a 30% effective tax rate. Our current projected tax rate for fiscal 2012 could change significantly if actual results differ from our current outlook-based projections.

Liquidity and Capital Resources

Sources of Liquidity

	As of and for the six months ended September 30,
(in thousands)	2011	2010	Change
Cash	$2,715	$3,686	$(971)

Percentage of total assets	4%	3%
Cash used in operating activities	$(6,292)	$(20,489)	$14,197
Cash used in investing activities	(1,667)	(2,209)	542
Cash provided by financing activities	6,962	24,056	(17,094)
Effects of foreign exchange on cash	(22)	83	(105)

Net increase (decrease) in cash	$(1,019)	$1,441	(2,460)

At September 30, 2011, available cash was approximately $2.7 million compared to cash of approximately $3.7 million at March 31, 2011 and $3.7 million at September 30, 2010. Our primary sources of liquidity include a revolving line of credit (as discussed below under Cash Flows from Financing Activities), cash on hand at the beginning of the year and cash flows generated from operations during the year.

Cash Flows from Operating Activities

Our cash flows from operating activities have typically included the collection of customer receivables generated by the sale of our products, offset by payments to vendors for materials and manufacture of our products. For the six months ended September 30, 2011, cash used in operating activities was $6.3 million compared to cash used of $20.5 million for the six months ended September 30, 2010. Cash used in operations for the six months ended September 30, 2011 and 2010 primarily resulted from an increase of inventories due to the build-up in preparation for the peak annual sales season, partially offset by the correlating increase in accounts payable. The decrease in cash usage during the fiscal year 2012 compared to the 2011 period is mainly due to a later scheduled peak season forecast which required less inventory build-up during the second fiscal quarter. We are focused on effectively managing our overall liquidity position by continuously monitoring expenses, inventory levels and managing our accounts receivable collection efforts.

Due to the seasonality of our business, we typically experience a large build-up in inventories beginning during our second fiscal quarter ending September 30, with corresponding increases in accounts payable and our bank loan balance. These increases are in anticipation of the holiday selling season, which occurs during our third fiscal quarter ending December 31. During the third quarter our inventories decrease and accounts receivable increase as a result of the annual holiday selling. A large percentage of our annual revenue is generated during our third quarter. During our fourth quarter ending March 31, the sales cycle completes with decreases in accounts receivable, inventory, accounts payable and bank loan and net increase in cash. We forecast the expected demand for the holiday selling season months in advance to ensure adequate quantities of inventory. Our sales personnel forecast holiday sales based on information received from our major customers as to expected product purchases for the holiday season, and we also utilize mathematical modeling techniques to forecast demand based on recent point-of-sale activity. If demand does not meet expectations, the result will be excess inventories, reduced sales and the overall effect could result in a reduction to cash flows from operating activities following payment of accounts payable.

Cash Flows from Investing Activities

Cash used in investing activities was $1.7 million during the six months ended September 30, 2011 and $2.2 million during the six months ended September 30, 2010. In the six months ended September 30, 2011, net cash used in investing activities consisted of capital expenditures to support our operations and were made up primarily of production molds, and to a lesser extent, computers and machinery and equipment. In the six months ended September 30, 2010, $1.2 million of the cash used in investing activities related to the purchase of Tritton and the remainder consisted of capital expenditures to support our operations and were made up primarily of purchases of production molds, and to a lesser extent, computers and machinery and equipment.

Cash Flows from Financing Activities

Cash provided by financing activities during the six months ended September 30, 2011 of $7.0 million was a result of net borrowings under our line of credit and net proceeds received for the issuance of common stock, partially offset by repayment of the convertible notes. For the six months ended September 30, 2010, cash provided by financing activities of $24.1 was a result of net borrowings under our line of credit.

We maintain a Credit Facility with Wells Fargo Capital Finance, LLC to borrow up to $30 million under a revolving line of credit subject to the availability of eligible collateral (accounts receivable and inventories), which changes throughout the year. The line of credit accrues interest on the daily outstanding balance at the U.S. prime rate plus 2.0% per annum. This facility expires on October 31, 2012. The Company is currently in negotiations to amend and extend the line of credit. At September 30, 2011, the interest rate was 5.25%. We are also required to pay a monthly service fee of $2,000 and an unused line fee equal to 0.50% of the unused portion of the loan. Borrowings under the Credit Facility are secured by a first priority interest in the inventories, equipment, accounts receivable and investment properties of Mad Catz, Inc. and by a pledge of all of the capital stock of the Company’s subsidiaries and is guaranteed by the Company. We are required to meet a quarterly covenant based on the Company’s free cash flow. We were in compliance with this covenant as of September 30, 2011.

At March 31, 2011 we had $14.5 million of convertible notes outstanding payable to the seller of Saitek (“Saitek Notes”) that were scheduled to mature on March 31, 2019. The Saitek Notes bore interest at 7.5% through March 31, 2014 and 9.0% thereafter. The Saitek Notes and all accrued interest were repaid in full in May 2011.

In connection with the Company’s acquisition of Tritton, the Company is obligated to make certain payments to former Tritton shareholders of up to $8.7 million based on the achievement of certain specific performance measures. In May 2011, the Company made the first payment for $1.5 million. The aggregate fair value of the remaining payments was $3.9 million as of September 30, 2011, and is reflected in the Company’s consolidated balance sheet.

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

As of September 30, 2011 and March 31, 2011, we did not have any relationships with unconsolidated entities or financial parties, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As such, we are not exposed to any financing, liquidity, market, or credit risk that could arise if we had engaged in such relationships.

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

	Three months ended September 30,		Six months ended September 30,
	2011	2010	2011	2010
Net income (loss)	$(480)	$1,128	$(3,963)	$(248)
Adjustments:
Interest expense	285	713	447	1,238
Income tax expense (benefit)	343	1,113	(219)	1,002
Depreciation and amortization	832	680	1,633	1,346

EBITDA (loss)	$980	$3,634	$(2,102)	$3,338
Change in fair value of warrant liability	(1,540)	—	(2,534)	—

Adjusted EBITDA (loss)	$(560)	$3,634	$(4,636)	$3,338

Forward-Looking Statements

Certain statements in this Quarterly Report on Form 10-Q are not historical fact and constitute “forward-looking statements” within the meaning of Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended and constitute “forward-looking information” as defined in applicable Canadian securities legislation (collectively “forward-looking statements”). These forward-looking statements may address, among other things, our strategy for growth, business development, market and competitive position, financial results, expected revenue, expense levels in the future and the sufficiency of our existing assets to fund future operations and capital spending needs. These statements relate to our expectations, hopes, beliefs, anticipations, commitments, intentions and strategies regarding the future, and may be identified by the use of words or phrases such as “believe,” “expect,” “anticipate,” “should,” “plan,” “estimate,” and “potential,” among others. Specifically this document contains forward-looking statements regarding, among other things, the continuance of seasonal fluctuations in the Company’s sales, inventories, receivables, payables and cash; the effect of currency exchange rate fluctuations; the sufficiency of funds available to meet operational needs; and our expectations for fiscal 2012 in respect of our gross profit margin, operating expenses and effective tax rate.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

For the second quarter of fiscal 2012, our management with the participation of our Chief Executive Officer and our Chief Financial Officer evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of September 30, 2011. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Accordingly, our disclosure controls and procedures have been designed to provide reasonable assurance of achieving their objectives. Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that as of such date, our disclosure controls and procedures were effective at the reasonable assurance level in ensuring that information required to be disclosed by us in the reports that we file under the Exchange Act is recorded, processed, summarized and reported within the time period specified in the rules and forms of the SEC.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting during the quarter ended September 30, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. The Company’s process for evaluating controls and procedures is continuous and encompasses constant improvement of the design and effectiveness of established controls and procedures and the remediation of any deficiencies which may be identified during the process.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

Circuit City Stores, Inc., et al., Debtors, Alfred H. Siegel, as Trustee for Circuit City, Inc., Liquidating Trust v. Mad Catz, Inc. and Saitek Industries Limited, Mad Catz, Inc., dba Saitek Industries Limited. Ch. 11 Case No. 08-35653 (KRH) (Bankr. E.D. Va. 2008 proceeding numbers 10-03763 and 10-03255). On or about December 23, 2010, Mad Catz, Inc. (“MCI”), along with approximately 500 other defendants who had rendered goods and services to Circuit City Stores, Inc. (“Circuit City”) prior to its bankruptcy, was served with a complaint alleging that payments to MCI from Circuit City made within the 90 day period prior to Circuit City’s bankruptcy filing (in the amount of $745,953.55) were voidable preferences, and therefore should be returned to the Trustee of the Bankruptcy Trust. The Bankruptcy Trust also alleged that it was entitled to certain offsets against MCI’s bankruptcy claims against Circuit City. The Bankruptcy Trust also filed a similar suit against Saitek Industries Limited to void alleged preferential payments in the amount of $82,951.87. MCI has entered into a settlement agreement with Circuit City, under which all claims by both parties would be dismissed in exchange for payment by Circuit City to MCI in the amount of $135,000.

Ogma LLC. v. Activision Blizzard, Inc., et al., Civ. 2:11-cv-75-TJW (E.D. Texas 2011). On March 3, 2011, Ogma LLC (“Ogma”) filed an amended complaint against MCI and approximately 18 other defendants alleging infringement of United States patent number 6,150,947 by MCI’s remote for the Nintendo Wii video game console. On May 13, 2011, the United States International Trade Commission (“ITC”) issued a Notice of Investigation regarding the matter. On July 11, 2011, the parties agreed to settle the matter and the District Court dismissed the matter with prejudice on the same day. As a result of the settlement, on July 25, 2011, the ITC issued document entitled “Initial Determination Granting MCI’s and Ogma’s Joint Motion to Terminate the ITC’s Investigation of Mad Catz”. There has been no further action in this matter and therefore all claims against MCI have been resolved.

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

Item 6. Exhibits

31.1	Certification of Registrant’s Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Registrant’s Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Registrant’s Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002. This certification is being furnished solely to accompany this Quarterly Report on Form 10-Q and is not being filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and is not to be incorporated by reference into any filing of the Company.

32.2	Certification of Registrant’s Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002. This certification is being furnished solely to accompany this Quarterly Report on Form 10-Q and is not being filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and is not to be incorporated by reference into any filing of the Company.

101	The following materials from Mad Catz Interactive, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011, formatted in XBRL (Extensible Business Reporting Language) and furnished electronically herewith: (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Cash Flows, and (iv) Notes to Condensed Consolidated Financial Statements, tagged as blocks of text. This exhibit will not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934 (15 U.S.C. 78r), or otherwise subject to the liability of that section. Such exhibit will not be deemed to be incorporated by reference into any filing under the Securities Exchange Act, except to the extent that the Company specifically incorporates it by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MAD CATZ INTERACTIVE, INC.

November 9, 2011	/s/ Darren Richardson
Darren Richardson
President and Chief Executive Officer

November 9, 2011	/s/ Allyson Evans
Allyson Evans
Chief Financial Officer