Form 10-Q
period 2011-12-31
MAD CATZ INTERACTIVE INC
filed 2012-02-09
CIK 1088162

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended December 31, 2011

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

There were 63,462,399 shares of the registrant’s common stock issued and outstanding as of February 6, 2012.

MAD CATZ INTERACTIVE, INC.

FORM 10-Q

FOR THE PERIOD ENDED DECEMBER 31, 2010

TABLE OF CONTENTS

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

MAD CATZ INTERACTIVE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands of U.S. dollars, except share data)

(unaudited)

	December 31, 2011	March 31, 2011
Assets
Current assets:
Cash	$3,420	$3,734
Accounts receivable, net	26,111	19,846
Other receivables	1,664	329
Inventories	36,174	27,978
Deferred tax assets	81	85
Prepaid expenses and other current assets	3,641	2,343

Total current assets	71,091	54,315
Deferred tax assets	556	590
Other assets	811	639
Property and equipment, net	4,322	3,921
Intangible assets, net	4,846	5,606
Goodwill	10,468	10,463

Total assets	$92,094	$75,534

Liabilities and Shareholders’ Equity
Current liabilities:
Bank loan	$18,917	$5,408
Accounts payable	31,552	13,700
Accrued liabilities	7,958	11,048
Convertible notes payable	—	14,500
Contingent consideration, current	1,461	1,542
Income taxes payable	733	1,918

Total current liabilities	60,621	48,116
Contingent consideration	2,620	2,897
Warrant liability	554	—
Other long-term liabilities	371	424

Total liabilities	64,166	51,437
Shareholders’ equity:
Common stock, no par value, unlimited shares authorized; 63,462,399, and 57,029,350 shares issued and outstanding at December 31, 2011 and March 31, 2011, respectively	59,252	50,648
Accumulated other comprehensive loss	(2,361)	(10)
Accumulated deficit	(28,963)	(26,541)

Total shareholders’ equity	27,928	24,097

Total liabilities and shareholders’ equity	$92,094	$75,534

See accompanying notes to unaudited condensed consolidated financial statements.

MAD CATZ INTERACTIVE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

(in thousands of U.S. dollars, except share data)

	Three Months Ended December 31,		Nine months Ended December 31,
	2011	2010	2011	2010
Net sales	$46,195	$92,957	$88,416	$150,276
Cost of sales	34,954	66,556	65,792	107,429

Gross profit	11,241	26,401	22,624	42,847
Operating expenses:
Sales and marketing	4,455	4,935	11,467	10,982
General and administrative	2,832	4,047	9,433	10,565
Research and development	1,285	1,089	4,476	2,780
Acquisition related items	187	102	779	708
Amortization of intangible assets	235	244	721	708

Total operating expenses	8,994	10,417	26,876	25,743

Operating income (loss)	2,247	15,984	(4,252)	17,104
Interest expense, net	(371)	(1,046)	(818)	(2,284)
Foreign exchange loss, net	(536)	(736)	(338)	(41)
Change in fair value of warrant liability	162	—	2,696	—
Other income	7	46	39	223

Income (loss) before income taxes	1,509	14,248	(2,673)	15,002
Income tax expense (benefit)	(32)	4,552	(251)	5,554

Net income (loss)	$1,541	$9,696	$(2,422)	$9,448

Basic net income (loss) per share	$0.02	$0.18	$(0.04)	$0.17

Diluted net income (loss) per share	$0.02	$0.15	$(0.04)	$0.16

Weighted average shares — basic	63,456,085	55,278,606	62,973,993	55,158,786

Weighted average shares — diluted	64,348,742	66,684,037	62,973,993	65,819,064

See accompanying notes to unaudited condensed consolidated financial statements.

MAD CATZ INTERACTIVE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(in thousands of U.S. dollars)

	Nine months Ended December 31,
	2011	2010
Cash flows from operating activities:
Net income (loss)	$(2,422)	$9,448
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	2,431	2,036
Amortization of deferred financing fees	111	212
Provision for deferred income taxes	38	27
Loss on disposal or sale of assets	22	2
Stock-based compensation	468	458
Change in fair value of contingent consideration	779	—
Change in fair value of warrant liability	(2,696)	—
Changes in operating assets and liabilities, net of effects from acquisition:
Accounts receivable	(6,642)	(36,151)
Other receivables	(1,415)	(167)
Inventories	(8,689)	(12,924)
Prepaid expenses and other current assets	(480)	(65)
Other assets	(191)	(343)
Accounts payable	16,222	15,026
Accrued liabilities	(3,275)	8,373
Income taxes receivable/payable	(1,257)	2,593

Net cash used in operating activities	(6,996)	(11,475)

Cash flows from investing activities:
Purchases of property and equipment	(2,132)	(1,473)
Cash paid for acquisition, net of cash received	—	(1,189)

Net cash used in investing activities	(2,132)	(2,662)

Cash flows from financing activities:
Payment of contingent consideration	(1,546)	—
Payment of financing fees	—	(100)
Repayments on notes payable	(14,500)	(470)
Proceeds from issuance of common stock and warrants, net of issuance costs of $820	11,350	—
Repayments on bank loan	(82,057)	(99,875)
Borrowings on bank loan	95,566	121,859
Proceeds from exercise of stock options	35	358

Net cash provided by financing activities	8,848	21,772

Effects of foreign exchange on cash	(34)	41

Net increase (decrease) in cash	(314)	7,676
Cash, beginning of period	3,734	2,245

Cash, end of period	$3,420	$9,921

Supplemental cash flow information:
Income taxes paid	$915	$2,959

Interest paid	$663	$970

Supplemental disclosure of non-cash investing and financing activities:
Fair value of warrants issued	3,250	—
Acquisitions:
Fair value of assets acquired in acquisition, net of cash received	—	3,306
Goodwill	—	2,928
Intangible assets	—	3,700
Liabilities assumed in acquisition	—	(4,155)
Notes payable assumed in acquisition	—	(803)
Contingent consideration liability, net of $413 working capital adjustment	—	(3,787)

Net cash paid for acquisition	$—	$1,189

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

We maintain a Credit Facility with Wells Fargo Capital Finance, LLC (“Wells Fargo”), to borrow up to $30 million under a revolving line of credit subject to the availability of eligible collateral (accounts receivable and inventories), which changes throughout the year. This facility expires on October 31, 2012. The Company is currently in negotiations to amend and extend the line of credit. We are required to meet a quarterly covenant based on the Company’s fixed charge coverage ratio of not less than 1.5:1.0 for the trailing 4 fiscal quarters. Our fixed charge coverage ratio was -0.06:1.0 and accordingly we were not in compliance with this covenant as of December 31, 2011, however we have obtained a waiver of noncompliance from Wells Fargo, and such waiver extends to the quarter ended March 31, 2012. For quarters subsequent to March 31, 2012, we believe we will be able to meet this covenant requirement through the expiration of the Credit Facility. However, there can be no assurance that we will be able to meet this covenant subsequent to March 31, 2012. There also can be no assurance that we would be able to obtain waivers from Wells Fargo to the extent we are not in compliance with this covenant.

We believe that our available cash balances, anticipated cash flows from operations and available line of credit will be sufficient to satisfy our operating needs for at least the next twelve months. This assertion is dependent on our ability to successfully amend and extend the current line of credit with Wells Fargo or negotiate a line of credit with another financial institution. The inability to renew our line of credit facility on terms satisfactory to us or obtain waivers to the extent we are not in compliance with future covenant requirements could have a significant adverse effect on our liquidity position. Also, we operate in a rapidly evolving and often unpredictable business environment that may change the timing or amount of expected future cash receipts and expenditures. Accordingly, there can be no assurance that we may not be required to raise additional funds through the sale of equity or debt securities or from additional credit facilities. Additional capital, if needed, may not be available on satisfactory terms, if at all. Furthermore, additional debt financing may contain more restrictive covenants than our existing debt.

(2) Recently Issued Accounting Standards

The Company has adopted the following new accounting standards:

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

The following new accounting standards have been issued, but not adopted by the Company as of December 31, 2011:

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

Testing Goodwill for Impairment: In September 2011, the FASB issued ASU No. 2011-08, that allows companies to assess qualitative factors to determine whether they need to perform the two-step quantitative goodwill impairment test. Under the option, an entity no longer would be required to calculate the fair value of a reporting unit unless it determines, based on that qualitative assessment, that it is more likely than not that its fair value is less than its carrying amount. The guidance is effective for interim and annual goodwill impairment tests performed for fiscal years beginning after December 15, 2011 although early adoption is permitted. The Company did not elect to adopt the new guidance early, and when adopted, this guidance is not expected to have a significant impact on the Company’s financial statements.

(3) Fair Value Measurement

The following tables provide a summary of the recognized assets and liabilities carried at fair value on a recurring basis as of December 31, 2011 and March 31, 2011 (in thousands):

	Balance as of December 31, 2011	Basis of Fair Value Measurements
		Level 1	Level 2	Level 3
Liabilities:
Contingent consideration, net of working capital (Note 4)	$(4,081)	$—	$—	$(4,081)
Warrant liability (Note 6)	$(554)	$—	$—	$(554)

	$(4,635)	$—	$—	$(4,635)

	Balance as of March 31, 2011	Basis of Fair Value Measurements
		Level 1	Level 2	Level 3
Liabilities:
Contingent consideration, net of working capital (Note 4)	$(4,439)	$—	$—	$(4,439)

The following tables provide a roll forward of the Company’s level three fair value measurements during the nine months ended December 31, 2011, which consist of the Company’s contingent consideration liability and warrant liability (in thousands):

Contingent consideration, net of working capital:
Balance at March 31, 2011	$4,439
Contingent consideration payment	(1,546)
Changes in working capital adjustment	409
Change in fair value of contingent consideration	779

Balance at December 31, 2011	$4,081

Warrant liability:
Balance at March 31, 2011	$—
Securities purchase agreement – warrant liability	3,250
Change in fair value of warrant liability	(2,696)

Balance at December 31, 2011	$554

(4) Contingent Consideration

On May 28, 2010, the Company acquired all of the outstanding stock of Tritton Technologies Inc. (“Tritton”). Tritton designs, develops, manufactures (through third parties in Asia), markets and sells videogame and PC accessories, most notably gaming audio headsets. The Company acquired all of Tritton’s net tangible and intangible assets, including trade names, customer relationships and product lines. Cash paid for the acquisition was approximately $1.4 million, subject to a working capital adjustment currently estimated to be $8,000. As a result of the acquisition, Tritton became a wholly-owned subsidiary of the Company and accordingly, the results of operations of Tritton are included in the Company’s consolidated financial statements from the acquisition date. The Company financed the acquisition through borrowings under the Company’s working capital facility. The acquisition expanded the Company’s product offerings in the high growth gaming audio market and further leveraged the Company’s assets, infrastructure and capabilities.

The contingent consideration arrangement requires the Company to pay the former shareholders of Tritton additional consideration based on a percentage of future sales of Tritton products over a five year period, subject to maximum annual amounts, up to an aggregate of $8.7 million. The fair value of the contingent consideration arrangement has been determined primarily by using the income approach and using a discount rate of approximately 18 percent. The amount paid for contingent consideration is expected to be reduced by the amount of any working capital adjustment. In May 2011, the Company paid $1,546,000 under this arrangement. The remaining payments will be made in May of each year through 2015. As of December 31, 2011, the liability for contingent consideration is shown net of the estimated working capital adjustment and holdback of $8,000.

(5) Inventories

Inventories consist of the following (in thousands):

	December 31, 2011	March 31, 2011
Raw materials	$2,991	$749
Semi finished goods	239	195
Finished goods	32,944	27,034

Inventories	$36,174	$27,978

(6) Securities Purchase Agreement

In April 2011 the Company entered into a Securities Purchase Agreement (the “Securities Purchase Agreement”) with certain accredited investors, pursuant to which the Company sold (a) an aggregate of 6,352,293 shares of its common stock (the “Shares”) and (b) warrants to purchase an aggregate of 2,540,918 shares of common stock of the Company (“Warrants” and, together with the Shares, the “Securities”). On May 3, 2011 the Company filed a Registration Statement registering up to 8,893,211 common shares of the Company comprised of: (i) 6,352,293 common shares and (ii) 2,540,918 common shares issuable upon exercise of 2,540,918 warrants. The Securities were issued at a price equal to $1.92 per share for aggregate gross proceeds of approximately $12,196,000. The Warrants became exercisable on October 21, 2011 at a per share exercise price equal to $2.56. The Warrants contain provisions that adjust the exercise price in the event the Company pays stock dividends, effects stock splits or issues additional shares of common stock at a price per share less than the exercise price of the Warrants. The Warrants will remain exercisable until October 21, 2016.

The Company accounts for the Warrants with exercise price reset features in accordance with the applicable FASB guidance. Under this guidance, warrants with these reset features are accounted for as liabilities and carried at fair value, with changes in fair value included in net earnings (loss) until such time as the Warrants are exercised or expire.

The fair value of the Warrants decreased from $3,250,000 as of the initial valuation date to $554,000 as of December 31, 2011, which resulted in a $2,696,000 gain from the change in fair value of warrants for the nine months ended December 31, 2011.

These Warrants are not traded in an active securities market, and as such, the Company estimates the fair value of the Warrants using the Black-Scholes option pricing model using the following assumptions:

As of December 31, 2011
Expected term	4.75 years
Common stock market price	$0.51
Risk-free interest rate	0.83%
Expected volatility	94.37%

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

(7) Comprehensive Income

Comprehensive income for the three and nine months ended December 31, 2011 and 2010 consists of the following components (in thousands):

	Three Months Ended December 31,		Nine months Ended December 31,
	2011	2010	2011	2010
Net income (loss)	$1,541	$9,696	$(2,422)	$9,448
Foreign currency translation adjustment	(1,372)	(484)	(2,351)	(40)

Comprehensive income (loss)	$169	$9,212	$(4,773)	$9,408

The foreign currency translation adjustments are not adjusted for income taxes as they relate to indefinite investments in non-U.S. subsidiaries.

(8) Basic and Diluted Net Earnings (Loss) per Share

Basic earnings (loss) per share is calculated by dividing the net income (loss) by the weighted average number of common shares outstanding during the reporting period. Diluted earnings (loss) per share includes the impact of potentially dilutive common stock-based equity instruments (in thousands, except share data).

	Three Months Ended December 31,		Nine months Ended December 31,
	2011	2010	2011	2010
Numerator:
Net income (loss)	$1,541	$9,696	$(2,422)	$9,448
Effect of convertible notes payable	—	310	—	917

Numerator for diluted net earnings per share	$1,541	10,006	$(2,422)	10,365

Denominator:
Weighted average shares used to compute basis EPS	63,456,085	55,278,606	62,973,993	55,158,786
Effect of convertible debt	—	10,217,744	—	10,217,744
Effect of dilutive share share-based awards	892,657	1,187,687	—	442,534

Denominator for diluted net earnings per share	64,348,742	66,684,037	62,973,993	65,819,064

Basic earnings (loss) per share	$0.02	$0.18	$(0.04)	$0.17
Diluted earnings (loss) per share	$0.02	$0.15	$(0.04)	$0.16

Outstanding options to purchase an aggregate of 5,408,165 and 6,335,314 shares of the Company’s common stock for the three and nine months ended December 31, 2011, respectively, and 7,094,455 and 7,423,783 shares of the Company’s common stock for the three and nine months ended December 31, 2010, respectively, were excluded from diluted net income per share calculations because inclusion of such options would have an anti-dilutive effect during these periods. Outstanding warrants to purchase an aggregate of 2,540,918 and 2,236,008 of the Company’s common stock for the three and nine months ended December 31, 2011, respectively, were excluded from the diluted net income per share calculations because of their anti-dilutive effect during the period. Weighted average shares of 631,642 related to $14,500,000 of convertible notes payable that the Company issued as part of consideration relating to the Saitek acquisition for the nine month period ended December 31, 2011 were excluded from the calculation because of their anti-dilutive effect during the period.

(9) Geographic Data and Concentrations

The Company’s sales are attributed to the following geographic regions (in thousands):

	Three months ended December 31,		Nine months ended December 31,
	2011	2010	2011	2010
Net sales:
United States	$20,650	$52,908	$40,760	$87,311
Europe	22,781	35,141	41,849	55,720
Canada	1,196	3,530	2,715	4,332
Other countries	1,568	1,378	3,092	2,913

	$46,195	$92,957	$88,416	$150,276

Revenue is attributed to geographic regions based on the location of the customer. During the three and nine months ended December 31, 2011, one customer individually accounted for approximately 22% and 21% of the Company’s gross sales, respectively, and one other customer individually accounted for 12% of the Company’s gross sales, in each period. During the three and nine months ended December 31, 2010, one customer individually accounted for approximately 24% and 27% of the Company’s gross sales, respectively. At December 31, 2011, one customer represented 32% of accounts receivable and another customer represented 16% of accounts receivable. At December 31, 2010, one customer represented 30% of accounts receivable. At December 31, 2011 and 2010, there were no other customers which accounted for greater than 10% of accounts receivable or gross sales.

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

Overview

Our Business

We design, manufacture (primarily through third parties in Asia), market and distribute accessories for all major videogame platforms, the PC and Mac and, to a far lesser extent, the iPod and other audio devices. Our accessories are marketed primarily under the Mad Catz, Tritton, Saitek, Cyborg, Joytech, GameShark, Eclipse and AirDrives brands; we also produce for selected customers a limited range of products which are marketed on a “private label” basis. Our products include videogame, PC and audio accessories, such as control pads, steering wheels, joysticks, memory cards, video cables, flight sticks, dance pads, microphones, car adapters, carry cases, mice, keyboards and headsets. We also develop flight simulation software through our internal ThunderHawk StudiosTM and operate flight simulation centers under our Saitek brand. We also market videogame enhancement products and publish videogames.

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

Potential Fluctuations in Foreign Currency

During the three and nine month periods ended December 31, 2011, approximately 55% and 54% of total net sales were transacted outside of the United States, respectively. The majority of our international business is presently conducted in currencies other than the U.S. dollar. Foreign currency transaction gains and losses arising from normal business operations are credited to or charged against earnings in the period incurred. As a result, fluctuations in the value of the currencies in which we conduct our business relative to the U.S. dollar will cause currency transaction gains and losses, which we have experienced in the past and continue to experience. Due to the volatility of currency exchange rates, among other factors, we cannot predict the effect of exchange rate fluctuations upon future operating results. There can be no assurances that we will not experience currency losses in the future. To date we have not hedged against foreign currency exposure.

Critical Accounting Policies

Our critical accounting principles and estimates remain consistent with those reported in our Annual Report on Form 10-K for the year ended March 31, 2011, as filed with the Securities and Exchange Commission.

RESULTS OF OPERATIONS

Net Sales

From a geographical perspective, our net sales for the three and nine months ended December 31, 2011 and 2010 were as follows (in thousands):

	Three months ended December 31,				$ Change	% Change
	2011	% of total	2010	% of total
United States	$20,650	45%	$52,908	57%	$(32,258)	(61)%
Europe	22,781	49%	35,141	38%	(12,360)	(35)%
Canada	1,196	3%	3,530	4%	(2,334)	(66)%
Other countries	1,568	3%	1,378	1%	190	14%

Consolidated net sales	$46,195	100%	$92,957	100%	$(46,762)	(50)%

	Nine months ended December 31,				$ Change	% Change
	2011	% of total	2010	% of total
United States	$40,760	46%	$87,311	58%	$(46,551)	(53)%
Europe	41,849	47%	55,720	37%	(13,871)	(25)%
Canada	2,715	3%	4,332	3%	(1,617)	(37)%
Other countries	3,092	4%	2,913	2%	179	6%

Consolidated net sales	$88,416	100%	$150,276	100%	$(61,860)	(41)%

For the three months ended December 31, 2011, consolidated net sales decreased 50% as compared to the three month period ended December 31, 2010. In the United States, the decrease in net sales is primarily attributable to our failure to launch key products for the fiscal 2012 holiday season to offset prior year sales of our accessories compatible with the Rock Band 3 game which launched in October 2010 and which were not repeated in the fiscal 2012 period. In Europe the decrease is primarily attributable to our failure to launch key products for the fiscal 2012 holiday season to offset prior year sales of third party products on a distribution basis, which was terminated in fiscal 2011, and sales of our accessories compatible with the Rock Band 3 game, which were not repeated in the fiscal 2012 period. In Canada the decrease in net sales is primarily attributable to our failure to launch key products for the fiscal 2012 holiday season to offset prior year sales of our accessories compatible with the Rock Band 3 game, which were not repeated in the fiscal 2012 period.

For the nine months ended December 31, 2011, consolidated net sales decreased 41% as compared to the nine months ended December 31, 2010. The preponderance of the decrease in net sales related to the reasons described above.

Our sales by product group as a percentage of gross sales for the three and nine months ended December 31, 2011 and 2010 were as follows:

	Three months ended December 31,		Nine months ended December 31,
	2011	2010	2011	2010
Xbox 360	35%	31%	33%	33%
PC	26%	12%	27%	14%
PlayStation 3	5%	19%	6%	18%
Wii	3%	19%	3%	16%
Handheld Consoles(a)	2%	2%	2%	2%
All others	29%	17%	29%	17%

Total	100%	100%	100%	100%

(a)	Handheld consoles include Sony PSP and Vita and Nintendo DS, DS Lite, DSi and DS XL and 3DS.

Sales of products designed for use with the PlayStation 3 platform, decreased primarily related to the decrease in sales of our accessories compatible with the Rock Band 3 game, as well as the decrease in sales of Call of Duty licensed headsets as a result of our decision to manufacture the Gears of War licensed headset for Xbox 360 in fiscal year 2012 instead of the Call of Duty headset. Sales of products designed for use with the Wii platform continued to decline in anticipation of the release of a successor platform next year. Sales of PC products increased primarily due to sales of the Cyborg line of products. The increase in All others is primarily related to sales of universal audio products.

Our sales by product category as a percentage of gross sales for the three and nine months ended December 31, 2011 and 2010 were as follows:

	Three months ended December 31,		Nine months ended December 31,
	2011	2010	2011	2010
Audio	39%	24%	38%	26%
Specialty controllers	24%	29%	24%	27%
PC input devices	13%	6%	14%	6%
Controllers	9%	16%	11%	16%
Accessories	9%	9%	10%	11%
Games	5%	16%	3%	14%
All others	1%	—%	—%	—%

Total	100%	100%	100%	100%

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

Our sales by brand as a percentage of gross sales for the three and nine months ended December 31, 2011 and 2010 were as follows:

	Three months ended December 31,		Nine months ended December 3,
	2011	2010	2011	2010
Mad Catz	38%	66%	39%	64%
Tritton	34%	13%	32%	11%
Cyborg	15%	6%	15%	6%
Saitek	10%	4%	10%	6%
Eclipse	3%	3%	3%	3%
All others	0%	8%	1%	10%

Total	100%	100%	100%	100%

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

The following table presents net sales, cost of sales and gross profit for the three and nine months ended December 31, 2011 and 2010 (in thousands):

	Three months ended December 31,				$ Change	% Change
	2011	% of Net Sales	2010	% of Net Sales
Net sales	$46,195	100%	$92,957	100%	$(46,762)	(50)%
Cost of sales	34,954	76%	66,556	72%	(31,602)	(47)%

Gross profit	$11,241	24%	$26,401	28%	$(15,160)	(57)%

	Nine months ended December 31,				$ Change	% Change
	2011	% of Net Sales	2010	% of Net Sales
Net sales	$88,416	100%	$150,276	100%	$(61,860)	(41)%
Cost of sales	65,792	74%	107,429	71%	(41,637)	(39)%

Gross profit	$22,624	26%	$42,847	29%	$(20,223)	(47)%

Gross profit for the three months ended December 31, 2011 decreased 57%, while gross profit as a percentage of net sales, or gross profit margin, decreased from 28% to 24%. Gross profit for the nine months ended December 31, 2011 decreased 47%, while gross profit as a percentage of net sales decreased from 29% to 26%. The changes in gross profit margin for the three and nine months ended December 31, 2011 were primarily due to inventory charges taken related to accessories compatible with the Rock Band 3 game. We expect the gross profit margins to remain in the current range, although the gross profit margins may fluctuate due to factors such as changes in product mix and exchange rate fluctuations.

Operating Expenses

Operating expenses for the three and nine months ended December 31, 2011 and 2010 were as follows (in thousands):

	Three months ended December 31,
	2011	% of Sales	2010	% of Net Sales	$ Change	% Change
Sales and marketing	$4,455	9%	$4,935	5%	$(480)	(10)%
General and administrative	2,832	6%	4,047	4%	(1,215)	(30)%
Research and development	1,285	3%	1,089	1%	196	18%
Acquisition related items	187	—%	102	—%	85	83%
Amortization	235	1%	244	1%	(9)	(4)%

Total operating expenses	$8,994	19%	$10,417	11%	$(1,423)	(14)%

	Nine months ended December 31,
	2011	% of Net Sales	2010	% of Net Sales	$ Change	% Change
Sales and marketing	$11,467	13%	$10,982	7%	$485	4%
General and administrative	9,433	10%	10,565	7%	(1,132)	(11)%
Research and development	4,476	5%	2,780	1%	1,696	61%
Acquisition related items	779	1%	708	1%	71	10%
Amortization	721	1%	708	1%	13	2%

Total operating expenses	$26,876	30%	$25,743	17%	$1,133	4%

Sales and Marketing. Sales and marketing expenses consist primarily of payroll, commissions, participation at trade shows and travel costs for our worldwide sales and marketing staff, advertising expense and costs of operating our websites. The decrease in sales and marketing expenses for the three months ended December 31, 2011 is due to the decrease in variable sales and marketing expenses in correlation to the decrease in sales, partially offset by an increase due to increased headcount and higher marketing spending related to increased event marketing in fiscal 2012 compared to fiscal 2011. The increase in sales and marketing expenses for the nine months ended December 31, 2011 is primarily due to increased headcount and higher marketing spending related to increased event marketing in fiscal 2012 compared to fiscal 2011. Going forward, we expect fixed costs to grow approximately at the rate of inflation, with some increase in discretionary marketing spending in connection with the launch of new products. Altogether, we expect the fixed component of these expenses to remain at current levels. The variable components of these expenses will trend with sales.

General and Administrative. General and administrative expenses include salaries and benefits for our executive and administrative personnel, facilities costs and professional services, such as legal and accounting. The decrease in general and administrative expenses for the three and nine months ended December 31, 2011 is primarily related to a decrease in accrued bonus expense due to lower operating results in fiscal 2012 as compared to fiscal 2011. Going forward, we expect these expenses to remain at their current levels for the foreseeable future.

Research and Development. Research and development expenses include the costs of developing and enhancing new and existing products. The increase in research and development expenses relates to a greater focus on research and development activities, related to our audio products and software development. We expect research and development expenses to remain at their current levels for the foreseeable future.

Amortization. Amortization expenses consist of the amortization of the acquired intangible assets from Saitek, Joytech and Tritton. These acquisitions occurred in the third and second quarters of fiscal 2008 and first quarter of fiscal 2011, respectively. The slight decrease in amortization expense during the three months ended December 31, 2011 is related to the expiration of the life of certain intangibles, partially offset by additional amortization related to the Tritton acquisition. The slight increase in amortization during the nine months ended December 31, 2011 was due to the amortization related to intangibles acquired in the Tritton acquisition, partially offset by a decrease related to intangibles acquired in the Joytech and Saitek acquisitions that became fully amortized.

Interest Expense, net, Foreign Exchange Loss, Change in Fair Value of Warrant Liability and Other Income

Interest expense, net, foreign exchange loss, change in fair value of warrant liability and other income for the three and nine months ended December 31, 2011 and 2010 were as follows (in thousands):

	Three months ended December 31,
	2011	% of Net Sales	2010	% of Net Sales	$ Change	% Change
Interest expense, net	$(371)	1%	$(1,046)	1%	$675	65%
Foreign exchange loss	$(536)	1%	$(736)	1%	$200	27%
Change in fair value of warrant liability	$162	—%	$—	—%	$162	100%
Other income	$7	—%	$46	—%	$(39)	(85)%

	Nine months ended December 31,
	2011	% of Net Sales	2010	% of Net Sales	$ Change	% Change
Interest expense, net	$(818)	1%	$(2,284)	2%	$1,466	64%
Foreign exchange loss	$(338)	—%	$(41)	—%	$(297)	(724)%
Change in fair value of warrant liability	$2,696	3%	$—	—%	$2,696	100%
Other income	$39	—%	$223	—%	$(184)	(83)%

The decrease in interest expense during the three and nine month periods ended December 31, 2011 is primarily related to lower debt balances as the result of the repayment of the convertible note.

The foreign exchange losses in all periods presented are due primarily to the rise in value of the Great British Pound and the Euro relative to the U.S. dollar and Hong Kong dollar during those periods.

The change in fair value of warrant liability recorded in the three and nine month periods ended December 31, 2011 represents the change in fair value of the Warrants issued in connection with the Securities Purchase Agreement. Specifically, the decrease in the Company’s stock price at December 31, 2011 reduced the value of the warrant liability and resulted in income during the three and nine month periods.

Other income during the three and nine month periods ended December 31, 2011 primarily consists of advertising income from our GameShark.com website. Other income in the nine months ended December 31, 2010 included an insurance recovery that did not recur in the fiscal 2012 period.

Income Tax Expense (Benefit)

Income tax expense (benefit) for the three and nine months ended December 31, 2011 and 2010 was as follows (in thousands):

	Three months ended December 31,
	2011	Effective Tax Rate	2010	Effective Tax Rate	$ Change	% Change
Income tax expense (benefit)	$(32)	2%	$4,552	32%	$(4,584)	101%

	Nine months ended December 31,
	2011	Effective Tax Rate	2010	Effective Tax Rate	$ Change	% Change
Income tax expense (benefit)	$(251)	9%	$5,554	37%	$5,805	105%

The Company’s effective tax rate is a blended rate for different jurisdictions in which the Company operates. The effective tax rate fluctuates depending on the taxable income in each jurisdiction and the statutory income tax rates in those jurisdictions in which we do business, including our U.S. operating company, and our Canadian parent company for which we continue to provide full valuation allowances against their losses. The Company will continue to evaluate the realizability of its net deferred tax asset on an ongoing basis to identify whether any significant changes in circumstances or assumptions have occurred that could materially affect the realizability of deferred tax assets and expects to release the valuation allowance when it has sufficient positive evidence, including but not limited to cumulative earnings in successive recent periods, to overcome such negative evidence. The change in the effective tax rate in the third quarter of fiscal 2012 versus the third quarter of fiscal 2011 was primarily due to the book income in certain jurisdictions in the third quarter of fiscal 2011 as compared to losses in those jurisdictions in the third quarter of fiscal 2012. Additionally, there were updates to our intercompany pricing policies in the third quarter of fiscal 2012 which changed the mix of income among jurisdictions and resulted in a discrete tax benefit of $1.5 million.

For fiscal 2012, we project an 18% effective tax rate without the inclusion of discrete items and excluding those jurisdictions in which a full valuation allowance is provided. Our current projected tax rate for fiscal 2012 could change significantly if actual results differ from our current outlook-based projections.

Liquidity and Capital Resources

Sources of Liquidity

	As of and for the nine months ended December 31,
(in thousands)	2011	2010	Change
Cash	$3,420	$9,921	$(6,501)

Percentage of total assets	4%	8%
Cash used in operating activities	$(6,996)	$(11,475)	$4,479
Cash used in investing activities	(2,132)	(2,662)	530
Cash provided by financing activities	8,848	21,772	(12,924)
Effects of foreign exchange on cash	(34)	41	(75)

Net increase (decrease) in cash	$(314)	$7,676	(7,990)

At December 31, 2011, available cash was approximately $3.4 million compared to cash of approximately $3.7 million at March 31, 2011 and $9.9 million at December 31, 2010. Our primary sources of liquidity include a revolving line of credit (as discussed below under Cash Flows from Financing Activities), cash on hand at the beginning of the year and cash flows generated from operations during the year.

Cash Flows from Operating Activities

Our cash flows from operating activities have typically included the collection of customer receivables generated by the sale of our products, offset by payments to vendors for materials and manufacture of our products. For the nine months ended December 31, 2011, cash used in operating activities was $7.0 million compared to cash used of $11.5 million for the nine months ended December 31, 2010. Cash used in operations for the nine months ended December 31, 2011 and 2010 primarily resulted from an increase of inventories due to the build-up in preparation for the peak annual sales season, partially offset by the correlating increase in accounts payable. The decrease in cash usage during the fiscal year 2012 compared to the 2011 period is mainly due to a later scheduled peak season forecast which required more inventory build-up during the third fiscal quarter. We are focused on effectively managing our overall liquidity position by continuously monitoring expenses, inventory levels and managing our accounts receivable collection efforts.

Due to the seasonality of our business, we typically experience a large build-up in inventories beginning during our second fiscal quarter ending September 30, with corresponding increases in accounts payable and our bank loan balance. These increases are in anticipation of the holiday selling season, which occurs during our third fiscal quarter ending December 31. During the third quarter our inventories typically decrease and accounts receivable typically increase as a result of the annual holiday selling. However, certain purchase orders for our Tritton headsets for Xbox 360 were placed on factories with the expectation that the product would be in market in time for the fiscal 2012 holiday selling season. Based on the fact that the products were not received in time for the holiday season, inventory levels were higher than normal at December 31, 2011. We continue to receive placements for these products and do not anticipate a problem with the inventory selling through over the course of the upcoming year. A large percentage of our annual revenue is generated during our third quarter. During our fourth quarter ending March 31, the sales cycle completes with decreases in accounts receivable, inventory, accounts payable and bank loan and net increase in cash. We forecast the expected demand for the holiday selling season months in advance to ensure adequate quantities of inventory. Our sales personnel forecast holiday sales based on information that we receive from our major customers as to expected product purchases for the holiday season, and we also utilize mathematical modeling techniques to forecast demand based on recent point-of-sale activity. If demand does not meet expectations, the result will be excess inventories, reduced sales and the overall effect could result in a reduction to cash flows from operating activities following payment of accounts payable.

Cash Flows from Investing Activities

Cash used in investing activities was $2.1 million during the nine months ended December 31, 2011 and $2.7 million during the nine months ended December 31, 2010. In the nine months ended December 31, 2011, net cash used in investing activities consisted of capital expenditures to support our operations and were made up primarily of production molds, and to a lesser extent, computers and machinery and equipment. In the nine months ended December 31, 2010, $1.2 million of the cash used in investing activities related to the purchase of Tritton and the remainder consisted of capital expenditures to support our operations and were made up primarily of purchases of production molds, and to a lesser extent, computers and machinery and equipment.

Cash Flows from Financing Activities

Cash provided by financing activities during the nine months ended December 31, 2011 of $8.8 million was a result of net borrowings under our line of credit and net proceeds received for the issuance of common stock, partially offset by repayment of the convertible notes. For the nine months ended December 31, 2010, cash provided by financing activities of $21.8 million was a result of increased borrowings under our line of credit.

We maintain a Credit Facility with Wells Fargo Capital Finance, LLC (“Wells Fargo”), to borrow up to $30 million under a revolving line of credit subject to the availability of eligible collateral (accounts receivable and inventories), which changes throughout the year. The line of credit accrues interest on the daily outstanding balance at the U.S. prime rate plus 2.0% per annum. This facility expires on October 31, 2012. The Company is currently in negotiations to amend and extend the line of credit. At December 31, 2011, the interest rate was 5.25%. We are also required to pay a monthly service fee of $2,000 and an unused line fee equal to 0.50% of the unused portion of the loan. Borrowings under the Credit Facility are secured by a first priority interest in the inventories, equipment, accounts receivable and investment properties of Mad Catz, Inc. and by a pledge of all of the capital stock of the Company’s subsidiaries and is guaranteed by the Company. We are required to meet a quarterly covenant of the Company’s fixed charge coverage ratio of not less than 1.5:1.0 for the trailing 4 fiscal quarters. Our fixed charge coverage ratio was -0.06:1.0 and accordingly we were not in compliance with this covenant as of December 31, 2011, however we have obtained a waiver of this noncompliance from Wells Fargo, and such waiver extends to the quarter ended March 31, 2012. For quarters subsequent to March 31, 2012, we believe we will be able to meet this covenant requirement through the expiration of the Credit Facility. However, there can be no assurance that we will be able to meet this covenant subsequent to March 31, 2012. There also can be no assurance that we would be able to obtain waivers from Wells Fargo to the extent we are not in compliance with this covenant after March 31, 2012.

At March 31, 2011 we had $14.5 million of convertible notes outstanding payable to the seller of Saitek (“Saitek Notes”) that were scheduled to mature on March 31, 2019. The Saitek Notes bore interest at 7.5% through March 31, 2014 and 9.0% thereafter. The Saitek Notes and all accrued interest were repaid in full in May 2011.

In connection with the Company’s acquisition of Tritton, the Company is obligated to make certain payments to former Tritton shareholders of up to $8.7 million based on the achievement of certain specific performance measures. In May 2011, the Company made the first payment for $1.5 million. The aggregate fair value of the remaining payments was $4.1 million as of December 31, 2011, and is reflected in the Company’s consolidated balance sheet. The remaining payments will be made in May of each year through 2015.

We believe that our available cash balances, anticipated cash flows from operations and available line of credit will be sufficient to satisfy our operating needs for at least the next twelve months. This assertion is dependent on our ability to successfully amend and extend the current line of credit with Wells Fargo or negotiate a line of credit with another financial institution. The inability to renew our line of credit facility on terms satisfactory to us or obtain waivers to the extent we are not in compliance with future covenant requirements could have a significant adverse effect on our liquidity position. Also, we operate in a rapidly evolving and often unpredictable business environment that may change the timing or amount of expected future cash receipts and expenditures. Accordingly, there can be no assurance that we may not be required to raise additional funds through the sale of equity or debt securities or from additional credit facilities. Additional capital, if needed, may not be available on satisfactory terms, if at all. Furthermore, additional debt financing may contain more restrictive covenants than our existing debt.

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

As of December 31, 2011 and March 31, 2011, we did not have any relationships with unconsolidated entities or financial parties, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As such, we are not exposed to any financing, liquidity, market, or credit risk that could arise if we had engaged in such relationships.

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

	Three months ended December 31,		Nine months ended December 31,
	2011	2010	2011	2010
Net income (loss)	$1,541	$9,696	$(2,422)	$9,448
Adjustments:
Interest expense, net	371	1,046	818	2,284
Income tax expense (benefit)	(32)	4,552	(251)	5,554
Depreciation and amortization	798	690	2,431	2,036

EBITDA	2,678	15,984	576	19,322
Change in fair value of warrant liability	(162)	—	(2,696)	—

Adjusted EBITDA (loss)	$2,516	$15,984	$(2,120)	$19,322

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

For the third quarter of fiscal 2012, our management with the participation of our Chief Executive Officer and our Chief Financial Officer evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of December 31, 2011. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Accordingly, our disclosure controls and procedures have been designed to provide reasonable assurance of achieving their objectives. Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that as of such date, our disclosure controls and procedures were effective at the reasonable assurance level in ensuring that information required to be disclosed by us in the reports that we file under the Exchange Act is recorded, processed, summarized and reported within the time period specified in the rules and forms of the Securities and Exchange Commission.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting during the quarter ended December 31, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. Our process for evaluating controls and procedures is continuous and encompasses constant improvement of the design and effectiveness of established controls and procedures and the remediation of any deficiencies which may be identified during the process.

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

Item 6. Exhibits

3.1	By-Law Number 4 of Mad Catz Interactive, Inc. (Filed as an exhibit to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 9, 2011 and incorporated herein by reference.)

31.1	Certification of Registrant’s Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Registrant’s Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Registrant’s Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002. This certification is being furnished solely to accompany this Quarterly Report on Form 10-Q and is not being filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and is not to be incorporated by reference into any filing of the Company.

32.2	Certification of Registrant’s Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002. This certification is being furnished solely to accompany this Quarterly Report on Form 10-Q and is not being filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and is not to be incorporated by reference into any filing of the Company.

101	The following materials from Mad Catz Interactive, Inc.’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2011, formatted in XBRL (Extensible Business Reporting Language) and furnished electronically herewith: (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Cash Flows, and (iv) Notes to Condensed Consolidated Financial Statements, tagged as blocks of text. This exhibit will not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934 (15 U.S.C. 78r), or otherwise subject to the liability of that section. Such exhibit will not be deemed to be incorporated by reference into any filing under the Securities Exchange Act, except to the extent that the Company specifically incorporates it by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MAD CATZ INTERACTIVE, INC.

February 8, 2012	/s/ Darren Richardson
Darren Richardson
President and Chief Executive Officer

February 8, 2012	/s/ Allyson Evans
Allyson Evans
Chief Financial Officer