Form 10-K
period 2012-03-31
MAD CATZ INTERACTIVE INC
filed 2012-06-13
CIK 1088162

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2012

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from             to             .

Commission file number 001-14944

MAD CATZ INTERACTIVE, INC.

(Exact name of Registrant as specified in its charter)

Canada	Not Applicable
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

7480 Mission Valley Road, Suite 101 San Diego, California (Address of principal executive offices)	92108 (Zip Code)

Registrant’s telephone number, including area code:

(619) 683-9830

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, no par value	NYSE MKT
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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Act).    Yes  ☐        No  ☑

The aggregate market value of the voting and non-voting common stock held by non-affiliates based on the closing sale price of common stock as reported on the American Stock Exchange on September 30, 2011, the last business day of the second fiscal quarter, was $38,703,421.

There were 63,462,399 shares of the registrant’s common stock issued and outstanding as of June 8, 2012.

DOCUMENTS INCORPORATED BY REFERENCE

Part II and Part III incorporates information by reference from the registrant’s definitive proxy statement to be filed with the Securities and Exchange Commission in connection with the solicitation of proxies for the Registrant’s 2012 Annual Meeting of Shareholders.

MAD CATZ INTERACTIVE, INC.

ANNUAL REPORT ON FORM 10-K

FOR THE FISCAL YEAR ENDED MARCH 31, 2012

FORWARD LOOKING STATEMENTS

This Annual Report on Form 10-K and the documents incorporated by reference herein, contain forward-looking statements and forward looking information as defined in applicable Canadian securities legislation (collectively “forward looking statements”), which are prospective and reflect management’s expectations regarding our business, operations, financial performance and business prospects and opportunities. Forward-looking statements are often, but not always, identified by the use of words such as “seek”, “anticipate,” “plan,” “estimate,” “expect” “believe” and “intend” and statements that an event or result “may,” “will,” “should,” “could” or “might” occur or be achieved and other similar expressions together with the negative of such expressions. These forward-looking statements reflect management’s current beliefs and expectations and are based on information currently available to management, as well as its analysis made in light of its experience, perception of trends, current conditions, expected developments and other factors and assumptions believed to be reasonable and relevant in the circumstances. These assumptions include, but are not limited to continuing demand by consumers for videogame systems and accessories, the continuance of normal trade relations between China and the United States, the ability to maintain or extend our existing licenses, the continued financial viability of our largest customers, the continuance of timely and adequate supply from third party manufacturers and suppliers, no significant fluctuations in the value of the U.S. dollar relative to other currencies and the continued satisfaction of our obligations under our existing Credit Facility and any future Credit Facility we may obtain. Specifically, this document contains forward looking statements regarding, among other things, our focus and strategy for fiscal 2013, the expected life cycles of videogame console systems and accessories, anticipated price reductions to console systems and the impact on the market for our products, the increased diversification of our product line and the possible expansion of our product offerings and operations through acquisitions, the impact that new and updated videogame platforms may have on our research and development expenditures, on price competition and profitability, the expectation of additional competition if new companies enter the market, the ability to meet the covenants under our existing Credit Facility, the increased difficulty in forecasting demand for specific products as we introduce and support additional products and enter additional markets, the possible use of financial hedging techniques, the belief that sufficient funds will be available to satisfy our operating needs for the next twelve months, the impact of new laws and regulations on costs and revenues, the continuing volatility of our stock price, the reliance on various intellectual property rights to establish and protect proprietary rights, the continuance of significant seasonal fluctuations in our quarterly results of operations, our expectations regarding gross margins and the maintenance or changes in certain expenses, and the realizability of deferred tax assets. Forward-looking statements are subject to significant risks, uncertainties, assumptions and other factors, any of which could cause actual results, performance or achievements to differ materially from the results discussed or implied in the forward-looking statements. More detailed information about these risks, uncertainties, assumptions and other factors is provided under Item 1A “Risk Factors”. Investors should not place undue reliance on such forward-looking statements. Forward-looking statements are not guarantees of future performance or outcomes and actual results could differ materially from those expressed or implied by the forward-looking statements. We assume no obligation to update or alter such forward-looking statements whether as a result of new information, future events or otherwise except as required by law.

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

Recent Acquisitions

In May 2010, we acquired all of the outstanding stock of Tritton Technologies Inc. (“Tritton”), a Delaware corporation that designs, develops, manufactures (through third parties in Asia), markets and sells videogame and PC accessories, most notably gaming audio headsets. We acquired all of Tritton’s net tangible and intangible assets, including trade names, customer relationships and product lines.

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

Corporate Structure

Subsidiary	Jurisdiction of Incorporation
Mad Catz, Inc.	Delaware
1328158 Ontario Inc.	Ontario, Canada
Mad Catz Europe, Limited	England and Wales
Mad Catz Interactive Asia Limited	Hong Kong
Mad Catz Technological Development (Shenzhen) Co., Ltd	People’s Republic of China
Winkler Atlantic Holdings Limited	British Virgin Islands
Mad Catz GmbH	Germany
Saitek S.A.	France
FX Unlimited Inc.	Delaware
Xencet USA, Inc.	Delaware
Singapore Holdings Inc.	Delaware
Mad Catz Co., Ltd	Japan

Mad Catz, Inc. is our corporate headquarters and also sells our products in the United States, participates in the design of our products and provides corporate services for all of the Company’s subsidiaries. 1328158 Ontario Inc. (“MCC”) sells our products in Canada under the name Mad Catz Canada. Mad Catz Europe, Limited (“MCE”) sells our products in Europe. Mad Catz Co., Ltd (“MCJ”) sells our products in Japan. Mad Catz Interactive Asia Limited (“MCIA”) is engaged in the engineering, design, contract manufacture and regional sales of our products. Mad Catz Technological Development (Shenzhen) Co., Ltd. (“MCTD”) is engaged in the engineering, design, quality assurance and quality control of our products. Winkler Atlantic Holdings Limited (“WAHL”) is the holding company for our Saitek operating subsidiaries located in Germany and France, Mad Catz GmbH and Saitek S.A, respectively. FX Unlimited Inc., Xencet USA, Inc., and Singapore Holdings Inc. are inactive companies that hold intellectual property related to our business or that are in the process of being dissolved.

Our common stock trades on the Toronto Stock Exchange and the NYSE MKT under the symbol “MCZ.” Our registered office is located at 181 Bay Street, Suite 4400, Toronto, Ontario, M5J 2T3, and our telephone number is (416) 865-7000. MCI, our primary operating subsidiary and our operational headquarters is located at 7480 Mission Valley Road, Suite 101, San Diego, California, 92108, and our telephone number is (619) 683-9830.

Overview

We design, manufacture (through third parties in Asia), market, sell and distribute accessories for all major videogame platforms, the personal computer (“PC”) and Mac and, to a lesser extent the iPod and other audio devices. Our accessories are marketed primarily under the Mad Catz, Saitek, Cyborg, Eclipse, Joytech, GameShark, Tritton and AirDrives brands; we also produce for selected customers a limited range of products which are marketed on a “private label” basis. Our products include videogame, PC and audio accessories, such as control pads, video cables, steering wheels, joysticks, memory cards, flight sticks, dance pads, microphones, car adapters, carry cases, mice, keyboards and headsets. We also develop flight simulation software through our internal ThunderHawk StudiosTM and operate flight simulation centers under our Saitek brand. We also publish videogames.

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

In fiscal 2012, approximately 31% of our gross sales were derived from products designed for use with Microsoft’s videogame platforms. Microsoft’s Xbox 360 console launched in North America, Europe and Japan in late 2005. We have entered into a license agreement with Microsoft to produce wired and certain wireless accessories for the Xbox 360.

In fiscal 2012, approximately 5% of our gross sales were derived from products designed for use with Nintendo’s videogame platforms and handheld products. Nintendo’s Wii console launched in North America, Europe and Japan in late 2006. Nintendo has announced that it will launch the Wii U video game console, the successor to the Wii, during the fourth quarter of 2012 in North America, Europe, Australia and Japan. In fiscal 2012, approximately 3% of our gross sales were derived from the sale of products designed for use with the Wii console and approximately 1% of our gross sales were derived from the sale of products designed for use with the GameCube console, the predecessor of the Wii console. In fiscal 2010 we entered into an agreement with Nintendo of America, Inc. for rights to offer licensed accessories for the Wii. We also offer unlicensed accessories for the Wii. In 2004, Nintendo launched the Nintendo DS, followed in 2006 by the Nintendo DS Lite, and in April 2009 by the DSi. Sales of products compatible with these DS systems accounted for approximately 1% of our gross sales in fiscal 2012.

In fiscal 2012, approximately 9% of our gross sales were derived from products designed for use with Sony’s videogame platforms and handheld products. Sony launched the PlayStation 3 in North America and Japan in late 2006 and in Europe in early 2007. Sony launched the PlayStation 2 in the United States in 2000. Sony launched the Sony PSP handheld videogame system, MP3 player and movie player in North America and Europe in 2005. In October 2009, Sony launched the PSP Go! Sony launched the PS Vita in Japan and parts of Asia in December 2011, and in Europe, North America, South America, Singapore and Australia in February 2012. In fiscal 2012, products designed for use with the PlayStation 2, which Sony continues to manufacture and market, accounted for less than 1% of our gross sales. In fiscal 2012, products designed for use with the PlayStation 3 accounted for approximately 8% of our gross sales. In fiscal 2010 we signed an agreement with Sony

Computer Entertainment of America Inc. for rights to offer licensed Rock Band videogame compatible wireless Fender™ American Precision Bass™ replica, Fender Telecaster™ replica and Fender full-size, wooden Stratocaster™ guitar controllers for the PlayStation 3 computer entertainment system. In addition to those products, we offer a full line of unlicensed accessories for the PlayStation 3.

Videogame console prices typically are reduced as the products mature in the market place and as the launch of new consoles is anticipated. In November 2005, Microsoft’s Xbox 360 launched in the United States in two configurations, the Core priced at $299 and the Premium priced at $399, followed up with the launch of the Elite in April 2007 at $480. After successive price decreases, as of June 2010, the Core, the Elite and the Premium versions were discontinued and Microsoft announced a new, redesigned, slimmer model. The new slimmer model comes in two versions, a 250 GB version at $299 and a 4 GB version for $199. Sony’s PlayStation 3 was launched in the United States in November 2006 in two configurations, a 20 GB model priced at $499 and a 60 GB model priced at $599. After successive price reductions these versions were discontinued and in July 2010, Sony announced two new sizes of its PS3 Slim model, 160 GB and 320 GB priced at $249 and $349, respectively. Nintendo launched its Wii in the United States in November of 2006 at the price of $250. In September 2009, Nintendo dropped the price to $199. As of May 2011, Nintendo dropped the price further and introduced a bundle at $149. Lower console prices usually result in higher unit sales of console systems. Management believes that the more price sensitive “late adopter” consumer that waits for these price reductions before purchasing a system is also more likely to purchase value-priced accessories. Management believes that in fiscal 2013 there may be price reductions on one or more of the videogame console systems, but none of Microsoft, Nintendo or Sony have announced any intention to do so, and there are no assurances any such price reductions will take place.

In fiscal 2012, approximately 28% of our gross sales were derived from personal computer gaming and other accessories which are marketed and sold under our Saitek, Cyborg and Eclipse brands. These products include: PC games controllers, comprised of joysticks, gamepads and steering wheels; PC input devices, comprised primarily of mice, keyboards and other less significant products such as web-cams and hubs; digital media speakers for both PCs and the iPod/MP3 market; and chess and intelligent games, which includes chess and bridge computers and related accessories.

The remaining approximate 27% of our fiscal 2012 gross sales were derived from products whose use is not specific to any particular hardware platform.

Mad Catz Strategy

During fiscal 2012, the Company’s key initiatives included: expanding our audio product business; expanding our global sales reach, with particular focus on the Asia-Pacific region; continuing to pursue videogame publishing and distribution opportunities, with a particular emphasis on hardware-videogame bundles; continuing to license rights to offer accessories aligned with leading videogame titles; expanding our outreach to targeted gaming community niches; and expanding our direct sales business through our online sites and tradeshows.

In fiscal 2013, we will focus on:

•	continuing to increase the flow of premium products;

•	continuing our discipline in working capital management and product placement profitability;

•	continuing expansion of our audio product business;

•	continuing expansion of our global sales reach, with particular focus on the Asia-Pacific region;

•	expanding our flight simulation business; and

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

We have a peripheral license from Microsoft covering specific product categories, including wireless specialty controllers, wired control pads, steering wheels, arcade sticks, flight sticks and dance mats for the Xbox 360 console. The license excludes light guns, cheat cards, memory units, wireless standard control pads and hard drives. The license is scheduled to expire in March 2013 but is automatically renewable for successive one-year periods unless either party provides written notice of its intention to terminate the license at least 90 days prior to the end of the current term.

We have a license from Nintendo for the rights to produce and distribute certain peripherals for the Rock Band videogame for the Wii system, as well as other products. The license will expire in December 2012.

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

In addition, we seek out and engage independent third-party developers to create videogames and videogame enhancement products on our behalf. Such products are sometimes owned by us, and usually we have unlimited rights to commercially exploit these products. In other circumstances, the third-party developer may retain ownership of the intellectual property and/or technology included in the product and reserve certain exploitation rights. We typically select these independent third-party developers based on their expertise in developing products in a specific category. Each of our third-party developers is under contract with us for specific products. From time to time, we also acquire the license rights to distribute videogames that are or will be independently created by third-party publishers. In such cases, the agreements with such publishers provide us with distribution rights for a specific period of time, often for specified platforms and territories.

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

Distribution

Our products are sold to many of the world’s largest retailers of interactive entertainment products primarily on a direct basis without the use of intermediaries or distributors. We also appoint distributors in certain territories to service retail accounts not dealt with on a direct basis. We maintain a direct sales force in the United States, Europe, China and Japan. Direct shipping programs with certain customers, whereby the customer receives and takes title of the products directly in Hong Kong, are managed by our Asian operation. We operate an approximately 101,000 square foot distribution center in Redlands, California, which services our North American customers. We also utilize two outsourced distribution centers and related logistics solutions for the European market, one in the United Kingdom and one in Germany. All freight is handled by outsourced transportation companies. We operate information systems, including electronic data interchange (EDI) and integrated warehouse management systems, to remain compliant with the requirements of our mass market retailers.

Principal Markets

The Company operates as one business segment, in the design, manufacture (through third parties in Asia), sales, marketing and distribution of videogame and PC accessories and videogames. In fiscal 2012, approximately 46% of our gross sales were generated by customers whose retail stores are located in the United States, 46% in Europe, 3% in Canada, and 5% in other countries, including Australia, Japan, China, Taiwan, Korea, Mexico, New Zealand and Singapore. In fiscal 2011, approximately 59% of our gross sales were generated by customers whose retail stores are located in the United States, 36% in Europe, 3% in Canada, and 2% in other countries, including Australia, Japan, Korea, New Zealand and Singapore. In fiscal 2010, approximately 53% of our gross sales were generated by customers whose retail stores are located in the United States, 41% in Europe, 3% in Canada, and 3% in other countries, including Australia, Japan, Korea, New Zealand and Singapore.

Customers

Our products are sold by many of the largest videogame and consumer accessories retailers in the world including Amazon.com, Best Buy, GameStop, Meijer, Target, Toys “R” Us and Wal-Mart in the United States; Future Shop and GameStop/EB Games in Canada and ASDA, Argos, Auchan, Carrefour, Curry’s, Dixons, Electronic Partner, Game, GameStop, Media-Saturn, Micromania, PC World and ProMarkt, in Europe.

In each of fiscal 2012, 2011 and 2010, one of our customers, GameStop Inc., individually accounted for at least 10% of our gross sales, accounting for approximately 20%, 26% and 25% of our gross sales in fiscal 2012, 2011 and 2010, respectively, taking into account all of its U.S. and non-U.S. entities. In fiscal 2012, one other customer, Best Buy, individually accounted for at least 10% of our gross sales, accounting for approximately 11%, taking into account all of its U.S. and non-U.S. entities.

Competitive Environment

The primary markets in which we sell our products are the United States and Europe, and to a lesser extent, Canada and Asia. These markets are highly competitive, and we expect that we may face increased competition if additional companies enter these markets. Historically, price has been a significant competitive factor for interactive videogame and PC accessories. We believe that the other principal competitive factors that historically have affected retailer and consumer choice include value, product features, ease of use and installation, realism in simulation, name brand recognition, product styling and whether the product is licensed. Additional competitive factors from the perspective of the major retailers include margins, service, support, merchandising and promotional support, reliable and timely delivery, track record and electronic data interchange capability. We seek to differentiate our products through superior product design, packaging, innovation, licensing and branding.

Our principal competitors for videogame and PC accessories include first-party manufacturers Microsoft Corporation, Nintendo Co., Ltd. and Sony Corporation, and third-party manufacturers including Accessories 4 Technology, ALS, BDA, Big Ben, Core Gamer, Datel, Genius, Griffin Technology, Intec, Hama GmbH & Co KG, Jöllenbeck GmbH, Katana Game Accessories, Inc., Logic3, Logitech, Naki, NYKO, PDP, Razer, SteelSeries, Thrustmaster, Trust International and Vidis GmbH.

We believe that our products are targeted to a broad demographic group and that the major factors that will provide us with continued viability and competitive edge are licenses, low-cost products, quality, service, brands and retail relationships.

Employees

At March 31, 2012, we had 272 full-time employees in the following locations:

Location
United States	94
United Kingdom	39
Germany	21
France	7
Hong Kong	35
Spain	1
Sweden	1
Japan	3
China	71

Total	272

Temporary employees are used in our distribution center in California, especially during the peak shipping months of October through December. Temporary employees during this period generally range between 10 and 20 hourly employees. Our ability to attract and retain qualified personnel is essential to our continued success. None of our employees are covered by a collective bargaining agreement, except in locations where all employees are generally part of a collective bargaining agreement, such as in France. As required in certain foreign countries, national collective agreements may apply to certain of our employees. We have never experienced any work stoppage and we believe that our employee relations are good.

Executive Officers of the Registrant

Our executive officers and their ages as of June 8, 2012 are as follows:

Name	Position	Age
Darren Richardson	President, Chief Executive Officer and Director of Mad Catz Interactive, Inc. and MCI	51
Allyson Evans	Chief Financial Officer of Mad Catz Interactive, Inc. and MCI	43
Brian Andersen	Chief Operating Officer of Mad Catz Interactive, Inc.	36
Whitney Peterson	Vice President Corporate Development and General Counsel of MCI	47

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

Allyson Evans has been our Chief Financial Officer since September 2010. Mrs. Evans joined the Company in December 2008 as Corporate Controller. Prior to joining the Company, Mrs. Evans was Senior Vice President of Finance at Intralinks, Inc. from December 2006 through November 2008, and Chief Financial Officer of Merisel Inc. from April 2005 through May 2006. She also held various other finance-related positions at Merisel, Inc. beginning in April 1998. From 1995 to 1998, Mrs. Evans was employed by the accounting firm of Deloitte & Touche, LLP, where she held the positions of staff accountant and senior accountant.

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

Whitney Peterson has been our Corporate Secretary since April 2008 and Vice President Corporate Development and General Counsel for MCI since July 1998. Prior to joining MCI, Mr. Peterson spent seven years working at the international law firm of Latham & Watkins, where he represented and consulted with numerous Fortune 500 companies. Mr. Peterson received his law degree from the J. Rueben Clark School of Law at Brigham Young University, where he graduated Magna Cum Laude. Mr. Peterson also served as an Articles Editor on the BYU Law Review in which he was published. Following law school, Mr. Peterson clerked for the Honorable Bruce S. Jenkins, Chief Judge of the Federal District Court in Utah.

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

The vast majority of our sales are generated from a small number of large customers. Our top customer, GameStop Inc., accounted for approximately 20% of our gross sales in fiscal 2012, 26% of our gross sales in fiscal 2011 and 25% of our gross sales in fiscal 2010. Our top ten customers accounted for approximately 62% of gross sales in fiscal 2012, 63% of gross sales in fiscal 2011 and 61% of gross sales in fiscal 2010.

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

We have net monetary asset and liability balances in foreign currencies other than the U.S. dollar, including the Pound Sterling, the Euro, the Canadian dollar, the Hong Kong dollar, the Japanese yen, and the Chinese Yuan Renminbi (“CNY”). International sales primarily are generated by our subsidiaries in the United Kingdom, Germany and Canada, and are denominated typically in their local currency. The expenses incurred by these subsidiaries are also denominated in the local currency. As a result, our operating results are exposed to change in exchange rates between the U.S. dollar and the Pound Sterling, the Euro, the Canadian dollar, the Hong Kong dollar, the Japanese yen, and the CNY. We do not currently hedge our foreign exchange risk, which historically has not been significant. We will continue to monitor our exposure to currency fluctuations, and, where appropriate, may use financial hedging techniques in the future to minimize the effect of these fluctuations, which may be significant from time to time.

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

A significant portion of our revenues are derived from the sale of videogame accessories for use with proprietary videogame platforms, such as the Nintendo Wii; the Microsoft Xbox 360; the Sony PlayStation 3. The success of our products is significantly affected by commercial acceptance of such videogame platforms and the life cycle of older platforms. In addition, we anticipate that the research and development expenses incurred to develop compatible accessories for new and updated videogame platforms may impact our profitability.

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

Demand for our products depends on many factors such as consumer preferences and the introduction or adoption of game platforms and related content, and can be difficult to forecast. Demand for our products may remain stagnant or decrease. We expect that it will become more difficult to forecast demand for specific prod-

ucts as we introduce and support additional products, enter additional markets and as competition in our markets intensifies. If we misjudge the demand for our products, we could face the following problems in our operations, each of which could harm our operating results:

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

We are parties to a license agreement with Microsoft Corporation under which we have the right to manufacture (through third party manufacturers), market and sell certain peripheral products for the Xbox 360 videogame console (“Xbox 360 Agreement”). The products produced pursuant to the Xbox 360 Agreement are license-dependent products. On March 31, 2012 the term of the Xbox 360 Agreement was automatically extended for an additional one year and will automatically renew for successive one-year terms unless either party provides written notice of its intention to terminate the license at least 90 days prior to the end of the then-current term. Should the Xbox 360 Agreement expire, be terminated for cause, or fail to be renewed, our product offerings may be limited thereby significantly reducing our revenues.

The collectibility of our receivables depends on the continued viability and financial stability of our retailers and distributors.

Due to the concentration of our sales to large high-volume customers, we maintain significant accounts receivable balances with these customers. As of March 31, 2012 and March 31, 2011, our 10 largest accounts receivable balances accounted for approximately 67% and 74% of total accounts receivable, respectively. We generally do not require any collateral from our customers to secure payment of these accounts receivable. However, we do seek to control credit risk through ongoing credit evaluations of our customers’ financial condition and by purchasing credit insurance on European retail accounts receivable balances. If any of our major customers were to default in the payment of their obligations to us, our business, financial condition, operating results and cash flows could be adversely affected.

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

Risks of Doing Business Internationally

Any loss of China’s Normal Trade Relations (“NTR”) with the United States, or any changes in tariffs or trade policies, could increase our manufacturing expenses and make it more difficult for us to manufacture our products in China, if at all.

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

We have offices and sales throughout the world. Our registered office is in Canada. Our operational headquarters is in San Diego, California. We also have offices in the United Kingdom, France, Germany, Spain, Japan, China and Hong Kong. Approximately 50% of our gross sales in fiscal year 2012 were generated by customers whose retail locations are in North America, and a substantial majority of our products are manufactured by third parties in Hong Kong and China. The geographical distances between our operations create a number of logistical and communications challenges. These challenges include managing operations across multiple time zones, directing the manufacture and delivery of products across long distances, coordinating procurement of components and raw materials and their delivery to multiple locations, and coordinating the activities and decisions of the management team, which is based in a number of different countries.

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

In addition to cash flow generated from sales of our products, we finance our operations with a Credit Facility (the “Credit Facility”) provided by Wells Fargo Capital Finance, LLC (“Wells Fargo”), an unrelated party. On June 23, 2009, we extended the Credit Facility until October 31, 2012. If we are unable to comply with the restrictive and financial covenants contained in the Credit Facility, Wells Fargo may declare the outstanding borrowings under the facility immediately due and payable. In such an event, our liquidity will be materially adversely affected, which could in turn have a material adverse impact on our future financial position and results of operations. We would be required to obtain additional financing from other sources. We cannot predict whether or on what terms additional financing might be available. If we are required to seek additional financing and are unable to obtain it, we may have to change our business and capital expenditure plans, which would have a materially adverse effect on our future results of operations. In addition, the debt under our Credit Facility could make it more difficult to obtain other debt financing in the future, which could put us at a competitive disadvantage to competitors with less debt.

The Credit Facility contains financial and other covenants that we are obligated to maintain. If we violate any of these covenants, we will be in default under the Credit Facility. If a default occurs and is not timely cured or waived by Wells Fargo, Wells Fargo could seek remedies against us, including: (1) penalty rates of interest, (2) immediate repayment of the debt or (3) foreclosure on assets securing the Credit Facility. No assurance can be given that we will maintain compliance with these covenants in the future. The Credit Facility is asset based and can only be drawn down in an amount to which eligible collateral exists and can be negatively impacted by extended collection of accounts receivable, unexpectedly high product returns and slow moving inventory, among other factors. The Company is required to meet a quarterly financial covenant based on the Company’s trailing four quarter’s coverage of fixed charges. At December 31, 2011, we were not in compliance with this covenant, however the Company obtained a waiver of this noncompliance from Wells Fargo. At the time the waiver was issued, Wells Fargo also agreed to remove the covenant requirement for the quarter ended March 31, 2012, pending adjustment of the target. The Company and Wells Fargo subsequently agreed to a new covenant that required EBITDA of $1,265,000 for the fiscal year ended March 31, 2012, which the Company achieved. The revised covenant also requires EBITDA of not less than negative $209,000 for April 2012, not less than negative $1,395,000 for the two months ended May 31, 2012, and a fixed charge coverage ratio of 1:1 for the quarter ended June 30, 2012 and subsequent testing periods, all of which the Company believes it will be able to meet.

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

To accommodate our expected future growth, we may need funding in addition to cash provided from current operations and continued availability under our Credit Facility provided by Wells Fargo. Our ability to obtain additional financing may be constrained by current economic conditions affecting global financial mar-

kets. Specifically, the recent credit crisis and other related trends affecting the banking industry have caused significant operating losses and bankruptcies throughout the banking industry. Many lenders and institutional investors have ceased funding even the most credit-worthy borrowers. If we are unable to obtain additional financing, we may be unable to take advantage of opportunities with potential business partners or new products, to finance our existing operations or to otherwise expand our business as planned.

Accounts receivable represent a large portion of our assets, a large portion of which are owed by a few customers. If these accounts receivable are not paid, we could suffer a significant decline in cash flow and liquidity which, in turn, could limit our ability to pay liabilities and purchase an adequate amount of inventory.

Our accounts receivable represented 21%, 26%, and 28% of our total assets as of March 31, 2012, 2011 and 2010, respectively. As a result of the substantial amount and concentration of our accounts receivable, if any of our major customers fails to timely pay us amounts owed, we could suffer a significant decline in cash flow and liquidity which could negatively affect our ability to make payments under our Credit Facility and which, in turn, could adversely affect our ability to borrow funds, to purchase inventory, to sustain or expand our current sales volume. Accordingly, if any of our major customers fails to timely pay us amounts owed, our sales and profitability may decline.

Increases in interest rates may increase our interest expense and adversely affect our profitability and cash flow and our ability to service indebtedness.

We depend, in a significant part, on borrowings under the Credit Facility to finance our operations. At March 31, 2012, the outstanding balance under the Credit Facility was $16.7 million. The interest rate applicable to the Credit Facility varies based on the U.S. prime rate plus 2.00% or, at our option, LIBOR plus 3.5% with a LIBOR floor of 1.5%. The variable rate debt outstanding under the Credit Facility had a weighted average annual interest rate of approximately 5.3% for the year ended March 31, 2012. Increases in the interest rate under the Credit Facility will increase our interest expense, which could harm our profitability and cash flow.

We have a substantial amount of goodwill on our balance sheet that may have the effect of decreasing our earnings or increasing our losses in the event that we are required to recognize an impairment charge to goodwill.

As of March 31, 2012, $10.5 million of goodwill is recorded on our balance sheet, which represents the excess of the total purchase price of our acquisitions over the fair value of the net assets acquired. At March 31, 2012, goodwill represented 13.9% of our total assets.

We perform an annual impairment review at the reporting unit level during the fourth quarter of each fiscal year or more frequently if we believe indicators of impairment are present. Authoritative guidance requires that goodwill and certain intangible assets be assessed for impairment using fair value measurement techniques. Specifically, goodwill impairment is determined using a two-step process. The first step of the goodwill impairment test is used to identify potential impairment by comparing the fair value of a reporting unit with its carrying amount, including goodwill. If the fair value of a reporting unit exceeds its carrying amount, goodwill of the reporting unit is considered not impaired and the second step of the impairment test is unnecessary. If the carrying amount of a reporting unit exceeds its fair value, the second step of the goodwill impairment test is performed to measure the amount of impairment loss, if any. The second step of the goodwill impairment test compares the implied fair value of the reporting unit’s goodwill with the carrying amount of that goodwill. If the carrying amount of the reporting unit’s goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to that excess. We determined that we have one reporting unit and we assess fair value based on a review of our market capitalization. Given the volatility of our stock price and market capitalization, which fluctuates significantly throughout the year, we do not believe that our market capitalization is necessarily the best indicator of the fair value of our Company at any moment in time. However, we have determined that market capitalization over a sustained period, when considered with other factors may be an appropriate indicator of fair value. Further, to the extent the carrying amount of our reporting unit exceeds its market capitalization over a sustained period, an impairment may exist and require us to test for impairment. During our 2009 fiscal year, we determined that a triggering event had occurred in the quarter ended December 31, 2008 and recorded a goodwill impairment charge of $27.9 million. We completed our annual assessment of impairment as of March 31, 2012, which did not indicate any impairment of goodwill at such date, as the fair value exceeded the carrying value by 32%. No assurance can be given that we will not be required to record additional goodwill impairments in future periods.

General Risk Factors

Acquired companies can be difficult to integrate, disrupt our business and adversely affect our operating results. The benefits we anticipate may not be realized in the manner anticipated.

We have made past acquisitions, and may make future acquisitions with the expectation that these acquisitions would result in various benefits including, among other things, enhanced revenue and profits, greater market presence and development, particularly in Europe, and enhancements to our product portfolio and customer base. We may not realize these benefits, as rapidly as, or to the extent, anticipated by our management. There can be no assurance that we will be able to identify, acquire or profitably manage additional businesses or successfully integrate any acquired businesses, products or technologies into our Company without substantial expenses, delays or other operational or financial problems. Acquisitions involve a number of risks, some or all which could have a material adverse effect on our acquired businesses, products or technologies. Furthermore, there can be no assurance that any acquired business, product, or technology will be profitable or achieve anticipated revenues and income. Our failure to manage our acquisition strategy successfully could have a material adverse effect on our business, results of operations and financial condition. In addition, operations and costs incurred in connection with the integration of acquired companies with our other operating subsidiaries also could have an adverse effect on our business, financial condition and operating results. If these risks materialize, our stock price could be materially adversely affected.

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

Our revenue and profitability are affected by global business and economic conditions, including the continuing challenging economic conditions, particularly in the United States and Europe. Downturns in the global economy could have a significant impact on demand for our products. In a poor economic environment such as we are operating in today, there is a greater likelihood that more of our customers could become delinquent on their obligations to us or go bankrupt, which, in turn, could result in a higher level of charge-offs and provision for credit losses, all of which would adversely affect our earnings. Uncertainty created by the long-term effects of volatile oil prices, the global economic slowdown, terrorist activities, potential pandemics, natural disasters and related uncertainties and risks and other geopolitical issues may impact the purchasing decisions of current or potential customers. Because of these factors, we believe the level of demand for our products and services, and projections of future revenue and operating results, will continue to be difficult to predict. If economic conditions in the United States and other key markets deteriorate further or do not show improvement, we may experience material adverse impacts to our business and operating results.

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

Since April 2012, the CNY has traded against the U.S. dollar in the inter-bank spot foreign exchange market in a 1.0% trading band rather than being pegged to the U.S. Dollar as it was prior to 2005, trading in the 0.3% range applicable between 2005 and 2007 or trading in the 0.5% range applicable between 2007 and 2012. The administrative rules governing the floating band of the CNY trading prices against non-US dollar currencies in the inter-bank spot foreign exchange market and the spread between the CNY/U.S. dollar selling and buying prices quoted by the foreign exchange-designated banks remain unchanged.

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

Item 1B.    Unresolved Staff Comments

Not applicable.

Item 2.    Properties

MCI leases 21,347 square feet of office space for its headquarters at 7480 Mission Valley Road, Ste. 101, San Diego, California, 92108-4433. The lease is scheduled to expire on September 30, 2014.

MCI leases a 101,000 square foot warehouse located at 490 Nevada Street, Redlands, California, 92373. The lease is scheduled to expire on June 30, 2015.

MCE leases business premises located at 1-2 Shenley Pavilions, Shenley Wood, Milton Keynes, Buckinghamshire MK5 6LB. The lease is scheduled to expire on September 30, 2012.

MCE leases business premises located at Wales 1 Business Park, Building 104 and 102, Newport Road, Magor, NP26 3DG UK. The lease is scheduled to expire on July 1, 2016.

MCIA leases business premises located at Miramar Tower (Units 2005-8 on 20/F, 132 Nathan Road, Tsimshatsui, Kowloon. The lease is scheduled to expire on March 31, 2014.

MCTD leases business premises located at Building A, Dong Fang Ya Yuan, 2nd Xixiang Baomin Road, Baoan District, Shenzhen, Guangdong Province, China. The lease is scheduled to expire on April 30, 2015.

Mad Catz GmbH leases business premises located at Landsberger Str. 400, 81241 München, Germany. The lease is scheduled to expire on March 31, 2014.

Saitek SAS and Mad Catz France lease business premises located at 13, Rue Camille Desmoulins, 92441, Issy Les Moulineaux, France. The lease is scheduled to expire on April 30, 2013.

MCJ leases business premises located at Sagura Building, 3rd Floor, 4-29-3 Yoga, Setagaya-ku, Tokyo, 158-0097. The lease can be terminated by either party with 30 days notice.

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

Item 4.    Mine Safety Disclosures

Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock commenced trading on the Toronto Stock Exchange (“TSX”) in December 1995 and on NYSE MKT (“NYSE MKT”) in September 1999. Since September 2001, our common stock has traded on the NYSE MKT and the TSX under the symbol “MCZ”. The following table sets forth, for the fiscal quarters indicated, the high and low market prices for the Company’s common stock on the NYSE MKT and TSX:

	NYSE MKT (U.S. $)		Toronto Stock Exchange (Canadian $)
	High	Low	High	Low
Fiscal 2012
Fourth Quarter	$0.80	$0.53	$0.78	$0.53
Third Quarter	0.86	0.51	0.90	0.52
Second Quarter	1.55	0.58	1.47	0.56
First Quarter	2.33	1.27	2.24	1.24
Fiscal 2011
Fourth Quarter	$2.19	$0.84	$2.11	$0.83
Third Quarter	1.06	0.42	1.05	0.36
Second Quarter	0.53	0.39	0.54	0.41
First Quarter	0.49	0.36	0.50	0.34

Holders

The closing sales price of our common stock on the NYSE MKT was $0.46 on June 8, 2012, and there were approximately 229 shareholders of record of our common stock as of that date.

Dividends

We have never declared or paid any dividends and do not expect to pay any dividends in the foreseeable future.

Issuer Purchases of Equity Securities

Neither our Company nor any affiliated purchaser repurchased any of our equity securities during fiscal 2012.

The graph below compares the cumulative total shareholder return on the Common Stock of the Company from March 31, 2007 through and including March 31, 2012 with the cumulative total return on the S&P/TSX Composite Total Return Index, the NYSE NKT Composite Index and the stocks included in the Morningstar database under the Standard Industrial Code 3944 (Games & Toys, except Bicycles). The graph assumes the investment of $100 in the Company’s Common Stock and in each of the indexes on March 31, 2007 and reinvestment of all dividends. Unless otherwise specified, all dates refer to the last day of each year presented. The stock price information shown on the graph below is not necessarily indicative of future price performance.

ASSUMES $100 INVESTED ON MARCH 31, 2007

ASSUMES DIVIDEND REINVESTED

FISCAL YEAR ENDED MARCH 31, 2012

	Fiscal Year Ended
	3/31/2007	3/31/2008	3/31/2009	3/31/2010	3/31/2011	3/31/2012
Mad Catz Interactive, Inc.	$100.00	$74.70	$37.41	$57.83	$263.86	$74.70
NYSE Amex Composite	100.00	114.45	71.32	106.07	137.26	148.02
S&P/TSX Composite	100.00	104.00	70.28	99.90	120.29	108.55
SIC Code 3944 - Games & Toys, Except Bicycles	100.00	97.52	78.79	122.88	152.51	128.27

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

	Years Ended March 31,
	2012	2011	2010	2009	2008
	(In thousands of U.S. dollars, except share and per share data)
Consolidated Statements of Operations Data:
Net sales	$117,570	$183,974	$119,012	$112,563	$87,737
Cost of sales	86,052	130,605	82,616	80,558	58,841

Gross profit	31,518	53,369	36,396	32,005	28,896
Operating expenses:
Sales and marketing	15,313	14,316	11,452	13,216	10,304
General and administrative	12,411	13,794	12,118	14,968	11,004
Research and development	5,634	4,678	2,657	1,076	1,516
Goodwill impairment	—	—	—	27,887	—
Acquisition related items	1,067	873	—	—	—
Amortization	955	951	1,758	2,344	987

Total operating expenses	35,380	34,612	27,985	59,491	23,811

Operating income (loss)	(3,862)	18,757	8,411	(27,486)	5,085
Interest expense, net	(1,123)	(2,897)	(2,460)	(2,094)	(1,156)
Foreign exchange gain (loss), net	(560)	1,195	(270)	(462)	1,703
Change in fair value of warrant liability	2,557	—	—	—	—
Other income	115	247	252	361	280

Income (loss) before income taxes	(2,873)	17,302	5,933	(29,681)	5,912
Income tax benefit (expense)	1,259	(6,367)	(1,470)	(2,933)	(2,744)

Net income (loss)	$(1,614)	$10,935	$4,463	$(32,614)	$3,168

Net income (loss) per share — basic	$(0.03)	$0.20	$0.08	$(0.59)	$0.06

Net income (loss) per share — diluted	$(0.03)	$0.18	$0.08	$(0.59)	$0.06

Shares used in calculation:
Basic	63,094,422	55,429,673	55,098,549	55,088,960	54,843,688
Diluted	63,094,422	66,924,206	55,103,237	55,088,960	55,314,438
Consolidated Selected Balance Sheet Data:
Cash	$2,474	$3,734	$2,245	$2,890	$5,230
Working capital	13,220	6,199	10,053	4,697	8,789
Goodwill and intangible assets, net	15,102	16,069	11,294	13,585	44,024
Total assets	77,326	75,534	51,549	55,601	91,321
Bank loan	16,654	5,408	3,829	13,272	11,470
Convertible notes payable including interest	—	14,828	16,096	16,051	14,901
Total shareholders’ equity	29,744	24,097	11,334	6,417	41,315

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

Overview

Our Business

We are a leading provider of videogame accessories, PC game accessories, PC input devices, multimedia audio products, chess and intelligent games and videogames primarily marketed under the Mad Catz, Saitek, Cyborg, Eclipse, GameShark, Tritton and Joytech brands. We also produce for selected customers a limited range of products which are marketed on a “private label” basis. We design, manufacture (through third parties in Asia), sell, market and distribute accessories for all major videogame platforms, the PC and Mac and, to a lesser extent the iPod and other audio devices. Our products include control pads, steering wheels, joysticks, memory cards, video cables, dance pads, microphones, car adapters, carry cases, mice, keyboards and headsets. We also develop flight simulation software through our internal ThunderHawk StudiosTM and operate flight simulation centers under our Saitek brand. We also publish videogames.

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

Foreign Currency

Approximately 54% of our annual sales are transacted outside the United States. The majority of our international business is presently conducted in currencies other than the U.S. dollar. Foreign currency transaction gains and losses arising from normal business operations are credited to or charged against earnings in the period incurred. As a result, fluctuations in the value of the currencies in which we conduct our business relative to the U.S. dollar will cause currency transaction gains and losses, which we have experienced in the past and continue to experience. Due to the substantial volatility of currency exchange rates, among other factors, we cannot predict the effect of exchange rate fluctuations upon future operating results. There can be no assurances that we will not experience currency losses in the future. To date we have not hedged against foreign currency exposure and we cannot predict the effect foreign currency fluctuations will have on us in the future.

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

Our customer base is highly concentrated and a deterioration of a significant customer’s financial condition, or a decline in the general economic conditions could cause actual write-offs to be materially different from the estimated allowance. As of March 31, 2012, one customer represented 27% of total accounts receivable. Customers comprising the ten highest outstanding trade receivable balances accounted for approximately 67% of total accounts receivables as of March 31, 2012. If any of these customer’s receivable balances should be deemed uncollectible, we would have to make adjustments to our allowance for doubtful accounts, which could have a significant adverse effect on our financial condition and results of operations in the period the adjustments are made.

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

Valuation of Goodwill

We perform an annual impairment review at the reporting unit level during the fourth quarter of each fiscal year or more frequently if we believe indicators of impairment are present. Authoritative guidance requires that goodwill and certain intangible assets be assessed for impairment using fair value measurement techniques. Specifically, goodwill impairment is determined using a two-step process. The first step of the goodwill impairment test is used to identify potential impairment by comparing the fair value of a reporting unit with its carrying amount, including goodwill. If the fair value of a reporting unit exceeds its carrying amount, goodwill of the reporting unit is considered not impaired and the second step of the impairment test is unnecessary. If the carrying amount of a reporting unit exceeds its fair value, the second step of the goodwill impairment test is performed to measure the amount of impairment loss, if any. The second step of the goodwill impairment test compares the implied fair value of the reporting unit’s goodwill with the carrying amount of that goodwill. If the carrying amount of the reporting unit’s goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to that excess. There was no impairment charge recorded during the year ended March 31, 2012, as the fair value exceeded the carrying value by 32% without consideration of a control premium. Significant judgments are required to estimate the fair value of our reporting unit and we assess its fair value based on a review of our market capitalization. If it were determined that the fair value were very close to, or under, carrying value, we would also use a discounted cash flow model, for which the key assumptions include revenue growth, gross profit margins, operating expense trends and our weighted average cost of capital.

The Company monitors events on a quarterly basis to assess if a triggering event has occurred requiring a goodwill impairment analysis, including monitoring its market capitalization. During the year ended March 31, 2012, the Company’s market capitalization exceeded its book value for the entire year. Subsequent to year end, the Company’s market capitalization decreased and was at times less than its book value, without consideration of a control premium. After evaluating all factors, including its market capitalization, the Company determined a triggering event had not occurred during the year ended March 31, 2012, which would have required the Company to perform a goodwill impairment test. However, the Company will continue to monitor its market capitalization and in the event of a sustained decrease below carrying value, an interim impairment test and resulting impairment charge could be required.

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

Valuation of Deferred Income Taxes

We record valuation allowances to reduce our deferred tax assets to an amount that we believe is more likely than not to be realized. We consider estimated future taxable income and ongoing prudent and feasible tax planning strategies, including reversals of deferred tax liabilities, in assessing the need for a valuation allowance. If we were to determine that we will not realize all or part of our deferred tax assets in the future, we would make an adjustment to the carrying value of the deferred tax asset, which would be reflected as income tax expense. Conversely, if we were to determine that we will realize a deferred tax asset, which currently has a valuation allowance, we would reverse the valuation allowance which would be reflected as an income tax benefit or as an adjustment to stockholders’ equity, for tax assets related to stock options. As a result of uncertainties regarding the realization of the Company’s net deferred tax assets due to the uncertainty over future profitability as well as the fact that the Company remains in a three year cumulative book pre-tax loss position in the U.S., the Company has continued to record a valuation allowance against its U.S. deferred tax assets. The Company has worldwide gross deferred tax assets of approximately $17.3 million as of March 31, 2012. The Company will continue to evaluate the realizability of its net deferred tax asset on an ongoing basis to identify whether any significant changes in circumstances or assumptions have occurred that could materially affect the realizability of deferred tax assets and expects to release the valuation allowance when it has sufficient positive evidence, including but not limited to cumulative earnings in successive recent periods, to overcome such negative evidence.

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

RESULTS OF OPERATIONS

Fiscal Year Ended March 31, 2012 Compared to Fiscal Year Ended March 31, 2011

Net Sales

From a geographical perspective, our net sales for the fiscal years ended March 31, 2012 and 2011 were as follows (in thousands):

	Year Ended March 31, 2012		Year Ended March 31, 2011		$ Change	% Change
	Net Sales	% of Total	Net Sales	% of Total
United States	$53,565	46%	$107,528	59%	$(53,963)	(50)%
Europe	54,512	46%	66,834	36%	(12,322)	(18)%
Canada	3,816	3%	5,547	3%	(1,731)	(31)%
Other countries	5,677	5%	4,065	2%	1,612	40%

Consolidated net sales	$117,570	100%	$183,974	100%	$(66,404)	(36)%

Net sales in fiscal year 2012 decreased 36% from fiscal year 2011. Net sales in the United States decreased $54.0 million over the prior year, which was primarily attributable to a decrease in sales of our accessories compatible with the Rock Band 3 game which launched in October 2010. This decrease was partially offset by increases in sales of Tritton and Cyborg-branded products.

Net sales in Europe decreased $12.3 million, which was largely attributable to a decrease in sales of our accessories compatible with the Rock Band 3 game, and to a lesser extent, the termination of a third party distribution agreement. These decreases were partially offset by increased sales of Cyborg-branded products and foreign exchange fluctuations.

Net sales in Canada decreased $1.7 million, which was largely attributable to a decrease in sales of our accessories compatible with the Rock Band 3 game.

Net sales in other countries increased by $1.6 million, primarily related to expansion of our Asia-based sales force.

Our sales by quarter were as follows (in thousands):

	Year Ended March 31, 2012		Year Ended March 31, 2011
	Net Sales	% of Total	Net Sales	% of Total
1st quarter	$16,464	14%	$19,911	11%
2nd quarter	25,757	22%	37,409	20%
3rd quarter	46,195	39%	92,957	51%
4th quarter	29,154	25%	33,697	18%

Total	$117,570	100%	$183,974	100%

In fiscal 2012, neither first, second nor fourth quarter sales were significantly benefitted by products launched in those quarters. In the fiscal 2012 third quarter sales included the launch of three new Tritton products. In fiscal 2011, the first quarter benefited from the launch of Tritton products, offset by declines in other product sales. In the second and third quarters of fiscal 2011, accessories compatible with the Rock Band 3 game and Cyborg-branded products were launched.

Our sales by platform were as follows:

	Year Ended March 31,
	2012	2011
Xbox 360	31%	31%
PC	28%	15%
PlayStation 3	8%	17%
Wii	3%	14%
Handheld consoles	2%	3%
GameCube	1%	1%
PlayStation 2	—%	1%
All others	27%	18%

Total	100%	100%

Our sales by product category were as follows:

	Year Ended March 31,
	2012	2011
Audio	38%	27%
Specialty controllers	25%	28%
PC	15%	7%
Controllers	10%	15%
Accessories	10%	12%
Games and bundles(a)	2%	11%

Total	100%	100%

(a)	Games category includes videogames sold with the Rock Band videogame and related accessories.

Our sales by brand were as follows:

	Year Ended March 31,
	2012	2011
Mad Catz	38%	61%
Tritton	32%	14%
Cyborg	16%	7%
Saitek	10%	6%
Eclipse	3%	3%
All others	1%	9%

Total	100%	100%

Gross Profit

Gross profit is defined as net sales less cost of sales. Cost of sales consists of product costs, cost of licenses and royalties, cost of freight-in and freight-out and distribution center costs, including depreciation and other overhead costs.

The following table presents net sales, cost of sales and gross profit for fiscal years ended March 31, 2012 and 2011 (in thousands):

	Year Ended March 31,
	2012		2011
	Amount	% of Net Sales	Amount	% of Net Sales	$ Change	% Change
Net sales	$117,570	100%	$183,974	100%	$(66,404)	(36)%
Cost of sales	86,052	73%	130,605	71%	(44,553)	(34)%

Gross profit	$31,518	27%	$53,369	29%	$(21,851)	(41)%

Gross profit in fiscal 2012 decreased 41% from fiscal 2011, and gross profit as a percentage of net sales decreased to 27% in fiscal 2012 from 29% in fiscal 2011. The decrease in gross profit margin was predominately due to increased inventory obsolescence charges related to products of our accessories compatible with the Rock Band 3 game, which accounted for approximately 2.9 percentage points of the decrease. This decrease in gross profit margin was partially offset by a number of factors, none of which was individually significant.

Operating Expenses

Operating expenses for fiscal years ended March 31, 2012 and 2011 were as follows (in thousands):

	March 31, 2012	% of Net Sales	March 31, 2011	% of Net Sales	$ Change	% Change

Sales and marketing	$15,313	13%	$14,316	8%	$997	7%
General and administrative	12,411	10%	13,794	7%	(1,383)	(10)%
Research and development	5,634	5%	4,678	3%	956	20%
Acquisition related items	1,067	1%	873	—	194	22%
Amortization of intangibles	955	1%	951	1%	4	0%

Total operating expenses	$35,380	30%	$34,612	19%	$768	2%

Sales and Marketing Expenses.    Sales and marketing expenses consist primarily of payroll, commissions, participation at trade shows and travel costs for our worldwide sales and marketing staff, advertising and costs of operating our GameShark.com website. The increase in sales and marketing expense of $1.0 million is primarily due to increased marketing spending relating to trade shows during fiscal year 2012. The increase in sales and marketing expense as a percentage of net sales is mainly related to the fixed nature of certain sales and marketing expenses and the decrease in net sales. We expect sales and marketing expenses as a percentage of net sales in fiscal 2013 to remain approximately the same as that of fiscal 2012.

General and Administrative.    General and administrative expenses include salaries and benefits for our executive and administrative personnel, facilities costs and professional services, such as legal and accounting, and bad debt expense. The decrease in general and administrative expenses of $1.4 million is primarily due to additional bonuses earned in 2011 over the level earned in 2012. The increase in general and administrative expense as a percentage of net sales is mainly related to the fixed nature of certain general and administrative expenses and the decrease in net sales. We expect general and administrative expenses as a percentage of net sales in fiscal 2013 to slightly decrease.

Research and Development.    Research and development expenses include the costs of developing and enhancing new and existing products in addition to the costs of developing games. The increase in research and development expenses is primarily due to expanded research and development activities related to our videogames, accessories and peripherals products, specifically a new line of Tritton headsets and the videogame Damage, Inc, scheduled to be released in August 2012. We expect research and development expenses in fiscal 2013 to decrease slightly, on an absolute dollar basis, over fiscal 2012.

Acquisition Related Items.    Acquisition related items relate to accounting for the Tritton acquisition, which include fair value measurement adjustments to the contingent consideration valuation, which will continue to be adjusted through fiscal 2015 when the amount will be fully paid.

Amortization of Intangibles.    Amortization of intangibles increased slightly due to amortization related to intangibles acquired during the Tritton acquisition in May fiscal 2011, partially offset by a decrease related to the Joytech trademark which became fully amortized during fiscal 2012.

Interest Expense, net, Foreign Exchange Gain (Loss) and Other Income

Interest expense, net, foreign exchange gain (loss) and other income for fiscal years ended March 31, 2012 and 2011 were as follows (in thousands):

	March 31, 2012	% of Net Sales	March 31, 2011	% of Net Sales	$ Change	% Change

Interest expense, net	$(1,123)	1%	$(2,897)	2%	$1,774	61%
Foreign exchange gain (loss)	$(560)	1%	$1,195	1%	$(1,755)	(147)%
Other income	$115	—%	$247	—%	$(132)	(53)%
Gain on change in fair value of warrant liability	2,557	2%	—	—%	2,557	100%

Interest expense, net decreased primarily due to lower debt balances as the result of the repayment of the convertible note, and to a lesser extent due to lower outstanding balances under the Company’s line of credit during the peak season. The foreign exchange loss in fiscal 2012 compared to the gain in fiscal 2011 resulted primarily from decreased fluctuations between the British pound and the Euro against the U.S. and Hong Kong dollars during the 2012 period. Other income primarily consists of advertising income from our GameShark.com website and the decrease in other income is primarily related to lower Gameshark.com advertising revenues.

Provision for Income Taxes

Income tax expense(benefit) for fiscal years ended March 31, 2012 and 2011 were as follows (in thousands):

March 31, 2012	Effective Tax Rate	March 31, 2011	Effective Tax Rate	$ Change	% Change

$(1,259)	44%	$6,367	37%	$(7,626)	(120)%

The Company’s effective tax rate is a blended rate for different jurisdictions in which the Company operates. Our effective tax rate fluctuates depending on the composition of our taxable income between the various jurisdictions in which we do business, including our U.S. operating company, and our Canadian parent company for which we continue to provide a full valuation allowance against its losses. The Company will continue to evaluate the realizability of its U.S. net deferred tax assets on an ongoing basis to identify whether any significant changes in circumstances or assumptions have occurred that could materially affect the realizability of deferred tax assets and expects to release the valuation allowance when it has sufficient positive evidence, including but not limited to cumulative earnings in successive recent periods, to overcome such negative evidence. The increase in effective tax rate in fiscal 2012 versus fiscal 2011 is primarily a result of an increase in net operating losses in 2012 for which no tax benefit is taken due to valuation allowances. Additionally, there were updates to our intercompany pricing policies in the third quarter of fiscal 2012 which changed the mix of income among jurisdictions and resulted in a discrete tax benefit of $1.5 million.

Fiscal Year Ended March 31, 2011 Compared to Fiscal Year Ended March 31, 2010

Net Sales

From a geographical perspective, our net sales for the fiscal years ended March 31, 2011 and 2010 were as follows (in thousands):

	Year Ended March 31, 2011		Year Ended March 31, 2010		$ Change	% Change
	Net Sales	% of Total	Net Sales	% of Total
United States	$107,528	59%	$63,223	53%	$44,305	70%
Europe	66,834	36%	49,005	41%	17,829	36%
Canada	5,547	3%	3,109	3%	2,438	78%
Other countries	4,065	2%	3,675	3%	390	11%

Consolidated net sales	$183,974	100%	$119,012	100%	$64,962	55%

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

In fiscal 2011, the first quarter benefited from the launch of Tritton products, offset by declines in other product sales. In the second and third quarters of fiscal 2011, accessories compatible with the Rock Band 3 game and Cyborg-branded products were launched. In fiscal 2010, neither first nor second quarter sales were significantly benefitted by products launched in those quarters. In fiscal 2010 third quarter sales included the launch of a line of products for use with Call of Duty: Modern Warfare 2 games on the Xbox 360 and Playstation 3 and fourth quarter 2010 sales included the launch of the Fight Pad and Fight Stick for use with the Super Street Fighter IV games.

Our sales by platform are as follows:

	Year Ended March 31,
	2011	2010
Xbox 360	31%	31%
PC	17%	22%
PlayStation 3	15%	17%
Wii	14%	13%
Handheld Consoles	3%	4%
PlayStation 2	1%	2%
GameCube	1%	2%
All others	18%	9%

Total	100%	100%

Our sales by product category are as follows:

	Year Ended March 31,
	2011	2010
Specialty controllers	28%	24%
Audio	27%	15%
Controllers	15%	28%
Accessories	12%	24%
Games and bundles(a)	11%	1%
PC	7%	8%

Total	100%	100%

(a)	Games category includes videogames with the Rock Band videogame and related accessories.

Our sales by brand are as follows:

	Year Ended March 31,
	2011	2010
Mad Catz	61%	69%
Tritton	14%	—%
Cyborg	7%	6%
Saitek	6%	12%
Eclipse	3%	6%
All others	9%	7%

Total	100%	100%

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

Gross profit in fiscal 2011 increased 47% from fiscal 2010, and gross profit as a percentage of net sales decreased to 29% in fiscal 2011 from 31% in fiscal 2010. The decrease in gross profit margin was predominately due to foreign exchange fluctuations and to a lesser extent lower margins related to sales of our accessories compatible with the Rock Band 3 game, which accounted for approximately 1.3% and 0.7% of the decrease, respectively. These decreases in gross profit margin were partially offset by a number of factors, none of which was individually significant.

Operating Expenses

Operating expenses for fiscal years ended March 31, 2011 and 2010 were as follows (in thousands):

	March 31, 2011	% of Net Sales	March 31, 2010	% of Net Sales	$ Change	% Change
Sales and marketing	$14,316	8%	$11,452	10%	$2,864	25%
General and administrative	13,794	7%	12,118	10%	1,676	14%
Research and development	4,678	3%	2,657	2%	2,021	76%
Goodwill impairment	873	—%	—	—%	873	100%
Amortization of intangibles	951	1%	1,758	2%	(807)	(46)%

Total operating expenses	$34,612	19%	$27,985	24%	$6,627	24%

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

Interest Expense, net, Foreign Exchange Gain (Loss) and Other Income

Interest expense, net, foreign exchange gain (loss) and other income for fiscal years ended March 31, 2011 and 2010 was as follows (in thousands):

	March 31, 2011	% of Net Sales	March 31, 2010	% of Net Sales	$ Change	% Change
Interest expense	$(2,897)	2%	$(2,460)	2%	$437	18%
Foreign exchange (loss) gain	$1,195	1%	$(270)	—%	$1,465	543%
Other income	$247	—%	$252	—%	$(5)	(2)%

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

Provision for Income Taxes

Income tax expense for fiscal years ended March 31, 2011 and 2010 was as follows (in thousands):

March 31, 2011	Effective Tax Rate	March 31, 2010	Effective Tax Rate	$ Change	% Change
$6,367	37%	$1,470	25%	$4,897	333%

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

Liquidity and Capital Resources

Sources of Liquidity

Our primary ongoing cash requirements are for product development, operating activities, capital expenditures, debt service, and acquisition opportunities that may arise. Our primary sources of cash are generated from operations and borrowings under our revolving credit facility (as discussed below), and to a lesser extent, proceeds from employee stock option exercises. At March 31, 2012, available cash was approximately $2.5 million compared to cash of approximately $3.7 million at March 31, 2011 and $2.2 million at March 31, 2010.

We maintain a Credit Facility (the “Credit Facility”) with Wells Fargo Capital Finance, LLC (“Wells Fargo”), to borrow up to $30 million under a revolving line of credit subject to the availability of eligible collateral (accounts receivable and inventories), which changes throughout the year. At March 31, 2012, the outstanding balance of our line of credit was $16.7 million and our weighted average annual interest rate during fiscal 2012 was 5.3%. The Credit Facility expires on October 31, 2012. The Company is currently in negotiations to amend and extend the line of credit. The line of credit accrues interest on the daily outstanding balance at the U.S. prime rate plus 2.0% or, at the Company’s option, LIBOR plus 3.50% with a LIBOR floor of 1.50%. At March 31, 2012, the interest rate was 5.3%. The Company is also required to pay a monthly service fee of $2,000 and an unused line fee equal to 0.50% of the unused portion of the loan. Borrowings under the Credit Facility are secured by a first priority interest in the inventories, equipment, accounts receivable and investment properties of Mad Catz, Inc. (“MCI”) and by a pledge of all of the capital stock of the Company’s subsidiaries and is guaranteed by the Company. The Company is required to meet a quarterly financial covenant based on the Company’s trailing four quarter’s coverage of fixed charges. At December 31, 2011, we were not in compliance with this covenant, however the Company obtained a waiver of this noncompliance from Wells Fargo. At the time the waiver was issued, Wells Fargo also agreed to remove the covenant requirement for the quarter ended March 31, 2012, pending adjustment of the target. The Company and Wells Fargo subsequently agreed to a new covenant that required EBITDA of $1,265,000 for the fiscal year ended March 31, 2012, which the Company achieved. The revised covenant also requires EBITDA of not less than negative $209,000 for April 2012, not less than negative $1,395,000 for the two months ended May 31, 2012, and a fixed charge coverage ratio of 1:1 for the quarter ended June 30, 2012 and subsequent testing periods, all of which the Company believes it will be able to meet.

We believe we will be able to meet this covenant requirement through the expiration of the Credit Facility. However, there can be no assurance that we will be able to meet this or any other covenant in the Credit Facility. There also can be no assurance that we would be able to obtain waivers from Wells Fargo to the extent we are not in compliance with this or any other covenant in the Credit Facility. We believe that our available cash balances, anticipated cash flows from operations and available line of credit will be sufficient to satisfy our operating needs for at least the next twelve months. This assertion is dependent on our ability to successfully amend and extend the current line of credit with Wells Fargo or negotiate a line of credit with another financial institution. The inability to renew our line of credit facility on terms satisfactory to us could have a significant adverse effect on our liquidity position. Also, we operate in a rapidly evolving and often unpredictable business environment that may change the timing or amount of expected future cash receipts and expenditures. Accordingly, there can be no assurance that we may not be required to raise additional funds through the sale of equity or debt securities or from additional credit facilities. Additional capital, if needed, may not be available on satisfactory terms, if at all. Furthermore, additional debt financing may contain more restrictive covenants than our existing debt. See Note 1 and Note 7 to the consolidated financial statements included in “Item 8. Financial Statements and Supplementary Data” elsewhere in this Form 10-K.

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

Net cash provided by (used in) operating activities was approximately $(5.4) million, $3.3 million and $12.7 million for the years ended March 31, 2012, 2011 and 2010, respectively. Net cash used in operating activities in 2012 reflects net loss for the year, decreases in accounts receivable, net of sales reserves, accrued liabilities, and income tax payable and increases in inventories, and accounts payable. Net cash provided by operating activities in 2011 reflects net income for the year, decreases in accounts receivable, net of sales reserves and increases in inventories, accrued liabilities and income tax payable, partially offset by reductions in accounts payable. We will continue to focus on working capital efficiency, but there can be no assurance that income from operations will exceed working capital requirements and it is likely we will continue to rely on our credit facility to finance our working capital. Net cash provided by operating activities in 2010 reflects net income for the year, decreases in accounts receivable, net of sales reserves and increases in accrued liabilities and income tax payable, partially offset by reductions in accounts payable.

Net cash used in investing activities was approximately $2.4 million, $3.6 million and $2.7 million for the years ended March 31, 2012, 2011 and 2010, respectively. Net cash used in investing activities in 2012 was primarily due to capital expenditures to support our operations. Net cash used in investing activities in 2011 was primarily due to the Tritton and V Max acquisitions and capital expenditures to support our operations. Net cash used in investing activities in 2010 consisted of capital expenditures to support our operations. Capital expenditures planned for 2013, excluding any potential acquisition, are expected to be similar in total amount to that of fiscal 2012 and are discretionary in nature.

Net cash provided by (used in) financing activities was approximately $6.6 million, $1.6 million and $(10.8) million for the years ended March 31, 2012, 2011 and 2010, respectively. Net cash provided by financing activities in 2012 consisted of net proceeds from a capital raise completed in April 2011 and net proceeds under our line of credit. These proceeds were partially offset by cash used to repay the Saitek Notes. Net cash provided by financing activities in 2011 consisted of net proceeds under our line of credit as well as proceeds from the exercise of stock options. Net cash used in financing activities in 2010 consisted of net repayments under our line of credit and repayment of the Saitek completion note.

Contractual Obligations and Commitments

The following summarizes our contractual payment obligations at March 31, 2012:

	Payments Due ($000’s)
	Total	Less Than 1 Year	1-3 Years	4-5 Years	More Than 5 Years
Bank loan (see Note 7 of Notes to Consolidated Financial Statements)	$16,654	$16,654	$—	$—	—
Operating leases (see Note 12 of Notes to Consolidated Financial Statements)	4,967	1,959	2,960	48	—
Royalty & license guaranteed commitments (see Note 12 of Notes to Consolidated Financial Statements)	887	887	—	—	—

Total	$22,508	$19,500	$2,960	$48	$—

As of March 31, 2012 and 2011, we did not have any relationships with unconsolidated entities or financial parties, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As such, we are not exposed to any financing, liquidity, market, or credit risk that could arise if we had engaged in such relationships.

NON-GAAP FINANCIAL MEASURES

EBITDA, a non-GAAP (“Generally Accepted Accounting Principles”) financial measure, represents net income (loss) before interest, taxes, depreciation and amortization. To address the Warrants issued in the first quarter of fiscal 2012 and the resulting gain/loss on the change in fair value of the related warrant liability, we have excluded this non-operating, non-cash charge and defined the result as “Adjusted EBITDA”. We believe this to be a more meaningful measurement of performance than the previously calculated EBITDA. EBITDA and Adjusted EBITDA is not intended to represent cash flows for the period, nor is it being presented as an alternative to operating or net income (loss) as an indicator of operating performance and should not be considered in isolation or as a substitute for measures of performance prepared in accordance with generally accepted accounting principles. As defined, Adjusted EBITDA is not necessarily comparable to other similarly titled captions of other companies due to potential inconsistencies in the method of calculation. We believe, however, that in addition to the performance measures found in our financial statements, Adjusted EBITDA is a useful financial performance measurement for assessing our Company’s operating performance. Our management uses Adjusted EBITDA as a measurement of operating performance in comparing our performance on a consistent basis over prior periods, as it removes from operating results the impact of our capital structure, including the interest expense resulting from our outstanding debt, and our asset base, including depreciation and amortization of our capital and intangible assets. In addition, Adjusted EBITDA is an important measure for our lender. We calculate Adjusted EBITDA as follows (in thousands):

	Years Ended March 31,
	2012	2011	2010
	(In thousands of U.S. dollars)
Net income (loss)	$(1,614)	$10,935	$4,463
Adjustments:
Interest expense, net	1,123	2,897	2,460
Income tax expense (benefit)	(1,259)	6,367	1,470
Depreciation and amortization	3,253	2,764	3,766

EBITDA	1,503	22,963	12,159
Change in fair value of warrant liability	(2,557)	—	—

Adjusted EBITDA	$(1,054)	$22,963	$12,159

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

Foreign Currency Exchange Rate Risk

A majority of our international business is presently conducted in currencies other than the U.S. dollar and may be exposed to financial market risk resulting from fluctuations in foreign currency exchange rates, particularly the CNY, the Pound Sterling, the Euro and the Canadian dollar. Foreign currency transaction gains and losses arising from normal business operations are credited to or charged against earnings in the period incurred. As a result, fluctuations in the value of the currencies in which we conduct our business relative to the U.S. dollar will cause currency transaction gains and losses, which we have experienced in the past and continue to experience. Due to the difficulty in determining and obtaining predictable cash flow forecasts in our foreign operations based on the overall challenging economic environment and associated contract structures, we do not currently utilize any derivative financial instruments to hedge foreign currency risks. The volatility of the CNY, the Pound Sterling, the Euro and the Canadian dollar (and any other applicable currencies) will be monitored frequently throughout the coming year. If appropriate, we may enter into hedging transactions in order to mitigate our risk from foreign currency fluctuations. Due to the substantial volatility of currency exchange rates, among other factors, we cannot predict the effect of exchange rate fluctuations upon future operating results. There can be no assurances that we will not experience currency losses in the future. We estimate that an immediate 10% adverse change in foreign exchange rates not currently pegged to the U.S. dollar would increase our reported net loss by approximately $0.9 million for the year ended March 31, 2012.

Interest Rate Risk

We are exposed to interest rate risk on borrowings under the Credit Facility. Until June 30, 2009, funds advanced to us pursuant to the Credit Facility bore interest at the U.S. prime rate plus 0.75%. Beginning July 1, 2009, interest accrued at the U.S. prime rate plus 2.00% or, at the Company’s option, LIBOR plus 3.50% with a LIBOR floor of 1.50%. We do not hedge our exposures to interest rate risk. We estimate that an increase of 1.0% in the interest rate under our Credit Facility would increase our reported net loss by approximately $0.1 million for the year ended March 31, 2012.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of March 31, 2012. In making its assessment, management used the framework set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework. Based on its evaluation, management has concluded that, as of March 31, 2012, the Company’s internal control over financial reporting was effective based on these criteria.

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

The information required by this item with respect to the directors of the Company is incorporated herein by reference to the information under the caption “Election of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance” contained in the Company’s Management Proxy Circular for the Company’s 2012 Annual Meeting of Shareholders (the “Proxy Statement”).

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

(2)	Financial Statement Schedules

Schedules have been omitted because information required to be set forth therein is not applicable for small reporting companies.

(3)	Exhibits (numbered in accordance with Item 601 of Regulation S-K)

The following exhibits are filed or incorporated by reference into this report.

2.1(1)	Stock Purchase Agreement dated as of May 28, 2010, by and between Mad Catz Interactive, Inc., Mad Catz, Inc., Tritton Technologies Inc. and the Stockholders of Tritton Technologies Inc. Portions of this exhibit (indicated by asterisks) have been omitted pursuant to a request for confidential treatment pursuant to Rule 24b-2 under the Securities Exchange Act of 1934.
3.1(2)	Articles of Incorporation and Amendments thereto.
3.2(3)	By-Laws of the Company, as amended to date.
4.1(4)	Form of Warrant, issued April 21, 2011.
10.1(5)	Guarantee dated September 25, 2000, by 1328158 Ontario Inc. in favor of Congress Financial Corporation (Canada).
10.2(5)	General Security Agreement dated September 25, 2000, by Mad Catz, Inc. and FX Unlimited, Inc. in favor of Congress Financial Corporation (Central).
10.3(5)	Guarantee dated September 25, 2000, by Mad Catz, Inc. in favor of Congress Financial Corporation (Central).
10.4(6)	Amended and Restated General Security Agreement dated as of November 30, 2001, by Mad Catz, Inc. and FX Unlimited, Inc. in favor of Congress Financial Corporation (Central).
10.5(6)*	Amended and Restated Incentive Stock Option Plan of Mad Catz Interactive, Inc.
10.6(6)*	Form of Incentive Stock Option Plan.
10.7(7)*	Employment Agreement dated May 18, 2000, by and between Mad Catz, Inc. and Darren Richardson.
10.8(8)*	Amendment to Employment Agreement dated April 1, 2004, by and between Mad Catz Interactive, Inc. and Darren Richardson. Portions of this exhibit (indicated by asterisks) have been omitted pursuant to a request for confidential treatment pursuant to Rule 24b-2 under the Securities Exchange Act of 1934.
10.9(9)	Xenon Game Peripheral Licensing Certification Agreement dated May 12, 2005, by and between Mad Catz, Inc. and Microsoft Corporation. Portions of this exhibit (indicated by asterisks) have been omitted pursuant to a request for confidential treatment pursuant to Rule 24b-2 under the Securities Exchange Act of 1934.
10.11(10)*	Amended and Restated Mad Catz Interactive, Inc. Stock Option Plan — 2007
10.12(11)*	Stock Option Agreement under the Mad Catz Interactive, Inc. Stock Option Plan — 2007
10.14(12)	First Amending Agreement dated as of November 20, 2007, by and between Mad Catz, Inc. and Wachovia Capital Finance Corporation (Central).
10.15(12)	Pledge and Security Agreement dated November 20, 2007, by Winkler Atlantic Holdings Limited in favor of Wachovia Capital Finance Corporation (Central).

10.16(12)	Guarantee dated November 20, 2007, by Saitek Industries Limited in favor of Wachovia Capital Finance Corporation (Central).
10.17(12)	General Security Agreement dated November 20, 2007, by Saitek Industries Limited in favor of Wachovia Capital Finance Corporation (Central).
10.18(13)*	Amendment to Employment Agreement dated December 31, 2008, by and between Mad Catz Interactive, Inc. and Darren Richardson.
10.20(13)*	Director Compensation Table
10.21(13)	Waiver and Amendment Letter Agreement dated March 18, 2009, by and between Mad Catz, Inc. and Wachovia Capital Finance Corporation (Central).
10.22(13)	Third Amended and Restated Loan Agreement dated as of June 23, 2009, by and between Mad Catz, Inc. and Wachovia Capital Finance Corporation (Central).
10.23(13)	General Security Agreement dated June 23, 2009, by Winkler Atlantic Holdings Limited in favor of and Wachovia Capital Finance Corporation (Central).
10.24(13)	Guarantee dated June 23, 2009, by Winkler Atlantic Holdings Limited in favor of Wachovia Capital Finance Corporation (Central).
10.25(13)	Negative Pledge Agreement dated June 23, 2009, by Saitek Elektronik Vertriebs Gmbh in favor of and Wachovia Capital Finance Corporation (Central).
10.26(13)	Guarantee dated June 23, 2009, by Saitek Elektronik Vertriebs Gmbh in favor of Wachovia Capital Finance Corporation (Central).
10.27(13)	First Amendment to Stock Pledge Agreement dated June 23, 2009, by and between Mad Catz, Inc. and Wachovia Capital Finance Corporation (Central).
10.29(14)	Xbox 360 Accessory License Agreement effective March 23, 2009, by and between Mad Catz, Inc. and Microsoft Corporation. Portions of this exhibit (indicated by asterisks) have been omitted pursuant to a request for confidential treatment pursuant to Rule 24b-2 under the Securities Exchange Act of 1934.
10.30(15)	First Amending Agreement, dated as of September 30, 2010, between Mad Catz, Inc. and Wells Fargo Capital Finance, LLC, successor by merger to Wachovia Capital Finance Corporation (Central)
10.31(16)	Securities Purchase Agreement, dated April 17, 2011
10.32(16)	Form of Registration Rights Agreement, dated April 21, 2011
10.33(17)*	Employment Agreement dated January 1, 2008, by and between Mad Catz Europe Limited and Brian Andersen.
10.34(17)*	Employment Agreement dated June 13, 2011, by and between Mad Catz Interactive, Inc. and Allyson Evans.
10.35(18)	Waiver and Amendment Agreement, dated as of February 8, 2012, between Mad Catz, Inc. and Wells Fargo Capital Finance, LLC.
10.36(19)	Amendment to Third Amended and Restated Loan Agreement, dated as of April 24, 2012, between Mad Catz, Inc. and Wells Fargo Capital Finance, LLC.
21.1	Subsidiaries of the Company.
23.1	Consent of KPMG LLP, Independent Registered Public Accounting Firm.
31.1	Certifications of Registrant’s Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certifications of Registrant’s Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certifications of Registrant’s Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002. These certifications are being furnished solely to accompany this Annual Report on Form 10-K and are not being filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and are not to be incorporated by reference into any filing of the Company.

32.2	Certifications of Registrant’s Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002. These certifications are being furnished solely to accompany this Annual Report on Form 10-K and are not being filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and are not to be incorporated by reference into any filing of the Company.
101	The following financial statements from the Mad Catz Interactive, Inc. Annual Report on Form 10-K for the year ended March 31, 2012, formatted in XBRL (Extensible Business Reporting Language) and furnished electronically herewith: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Changes in Stockholders’ Equity(Deficit) (iv) the Consolidated Statements of Cash Flows, and (iv) Notes to Consolidated Financial Statements, tagged as blocks of text. This exhibit will not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934 (15 U.S.C. 78r), or otherwise subject to the liability of that section. Such exhibit will not be deemed to be incorporated by reference into any filing under the Securities Exchange Act, except to the extent that the Company specifically incorporates it by reference.

(1)	This document was filed as an exhibit to the Registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission for the fiscal year ended March 31, 2010 and incorporated herein by reference.

(2)	This document was filed as an exhibit to the Registrant’s Annual Report on Form 20-F filed with the Securities and Exchange Commission for the fiscal year ended March 31, 2001 and incorporated herein by reference.

(3)	This document was filed as an exhibit to the Registrant’s Current Report on Form 8K, filed with the Securities and Exchange Commission on November 9, 2011 and incorporated herein by reference.

(4)	This document was filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission for the quarterly period ended on June 30, 2011 and incorporated herein by reference.

(5)	This document was filed as an exhibit to the Registrant’s Annual Report on Form 20-F filed with the Securities and Exchange Commission for the fiscal year ended March 31, 2000 and incorporated herein by reference.

(6)	This document was filed as an exhibit to the Registrant’s Annual Report on Form 20-F filed with the Securities and Exchange Commission for the fiscal year ended March 31, 2002 and incorporated herein by reference.

(7)	This document was filed as an exhibit to the Registrant’s Annual Report on Form 20-F filed with the Securities and Exchange Commission for the fiscal year ended March 31, 2003 and incorporated herein by reference.

(8)	This document was filed as an exhibit to the Registrant’s Annual Report on Form 20-F filed with the Securities and Exchange Commission for the fiscal year ended March 31, 2004 and incorporated herein by reference.

(9)	This document was filed as an exhibit to the Registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission for the fiscal year ended March 31, 2005 and incorporated herein by reference.

(10)	This document was filed as an exhibit to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 22, 2011 and incorporated herein by reference.

(11)	This document was filed as an exhibit to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission October 9, 2007 and incorporated herein by reference.

(12)	This document was filed as an exhibit to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 20, 2007 and incorporated herein by reference.

(13)	This document was filed as an exhibit to the Registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission for the fiscal year ended March 31, 2009 and incorporated herein by reference.

(14)	This document was filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission for the quarterly period ended June 30, 2009 and incorporated herein by reference.

(15)	This document was filed as an exhibit to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 6, 2010 and incorporated herein by reference.

(16)	This document was filed as an exhibit to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 21, 2011 and incorporated herein by reference.

(17)	This document was filed as an exhibit to the Registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission for the fiscal year ended March 31, 2011 and incorporated herein by reference.

(18)	This document was filed as an exhibit to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 8, 2012 and incorporated herein by reference.

(19)	This document was filed as an exhibit to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 1, 2012 and incorporated herein by reference.

*	Denotes management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MAD CATZ INTERACTIVE, INC.

By:	/s/ DARREN RICHARDSON
Darren Richardson
President and Chief Executive Officer

Date: June 13, 2012

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ DARREN RICHARDSON Darren Richardson	President and Chief Executive Officer (Principal Executive Officer)	June 13, 2012

/s/ ALLYSON EVANS Allyson Evans	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	June 13, 2012

/s/ THOMAS BROWN Thomas Brown	Director	June 13, 2012

/s/ ROBERT MOLYNEUX Robert Molyneux	Director	June 13, 2012

/s/ WILLIAM WOODWARD William Woodward	Director	June 13, 2012

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

Mad Catz Interactive, Inc.:

We have audited the accompanying consolidated balance sheets of Mad Catz Interactive, Inc. and subsidiaries (the Company) as of March 31, 2012 and 2011, and the related consolidated statements of operations, shareholders’ equity and comprehensive income (loss), and cash flows for each of the years in the three-year period ended March 31, 2012. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Mad Catz Interactive, Inc. and subsidiaries as of March 31, 2012 and 2011, and the results of their operations and their cash flows for each of the years in the three-year period ended March 31, 2012, in conformity with U.S. generally accepted accounting principles.

/s/ KPMG LLP

San Diego, California

June 13, 2012

MAD CATZ INTERACTIVE, INC.

Consolidated Balance Sheets

March 31, 2012 and 2011

	2012	2011
	(In thousands of U.S. dollars, except share data)

ASSETS
Current assets:
Cash	$2,474	$3,734
Accounts receivable, net of allowances of $6,133 and $6,301 at March 31, 2012 and 2011, respectively	15,531	19,846
Other receivables	1,196	329
Inventories	32,521	27,978
Deferred tax assets	110	85
Income tax receivable	1,747	—
Prepaid expenses and other current assets	3,305	2,343

Total current assets	56,884	54,315
Deferred tax assets	440	590
Other assets	863	639
Property and equipment, net	4,037	3,921
Intangible assets, net	4,626	5,606
Goodwill	10,476	10,463

Total assets	$77,326	$75,534

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Bank loan	$16,654	$5,408
Accounts payable	17,634	13,700
Accrued liabilities	6,401	11,048
Convertible notes payable	—	14,500
Contingent consideration, current	1,600	1,542
Income taxes payable	1,375	1,918

Total current liabilities	43,664	48,116
Contingent consideration	2,769	2,897
Warrant liability	693	—
Deferred tax liabilities	245	—
Other long-term liabilities	211	424

Total liabilities	47,582	51,437
Commitments and contingencies
Shareholders’ equity:
Common stock, no par value, unlimited shares authorized; 63,462,399 and 57,029,350 shares issued and outstanding at March 31, 2012 and 2011, respectively	59,432	50,648
Accumulated other comprehensive loss	(1,533)	(10)
Accumulated deficit	(28,155)	(26,541)

Total shareholders’ equity	29,744	24,097

Total liabilities and shareholders’ equity	$77,326	$75,534

See accompanying notes to consolidated financial statements.

MAD CATZ INTERACTIVE, INC.

Consolidated Statements of Operations

Years Ended March 31, 2012, 2011 and 2010

	2012	2011	2010
	(In thousands of U.S. dollars, except share and per share data)
Net sales	$117,570	$183,974	$119,012
Cost of sales	86,052	130,605	82,616

Gross profit	31,518	53,369	36,396
Operating expenses:
Sales and marketing	15,313	14,316	11,452
General and administrative	12,411	13,794	12,118
Research and development	5,634	4,678	2,657
Acquisition related items	1,067	873	—
Amortization of intangible assets	955	951	1,758

Total operating expenses	35,380	34,612	27,985

Operating income (loss)	(3,862)	18,757	8,411
Interest expense, net	(1,123)	(2,897)	(2,460)
Foreign exchange gain (loss), net	(560)	1,195	(270)
Change in fair value of warrant liability	2,557	—	—
Other income	115	247	252

Income (loss) before income taxes	(2,873)	17,302	5,933
Income tax benefit (expense)	1,259	(6,367)	(1,470)

Net income (loss)	$(1,614)	$10,935	$4,463

Net income (loss) per share:
Basic	$(0.03)	$0.20	$0.08

Diluted	$(0.03)	$0.18	$0.08

Number of shares used in per share computations:
Basic	63,094,422	55,429,673	55,098,549

Diluted	63,094,422	66,924,206	55,103,237

See accompanying notes to consolidated financial statements.

MAD CATZ INTERACTIVE, INC.

Consolidated Statements of Shareholders’ Equity and Comprehensive Income (Loss)

Years Ended March 31, 2012, 2011 and 2010

			Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Shareholders’ Equity
	Common Stock
	Shares	Amount
	(In thousands of U.S. dollars, except share data)
Balance at March 31, 2009	55,098,549	$48,255	$101	$(41,939)	$6,417
Stock-based compensation	—	610	—	—	610
Comprehensive income:
Net income	—	—	—	4,463	4,463
Foreign currency translation adjustment	—	—	(156)	—	(156)

Total comprehensive income					4,307

Balance at March 31, 2010	55,098,549	$48,865	$(55)	$(37,476)	$11,334
Stock issued for acquisition	158,518	260	—	—	260
Stock option exercises	1,772,283	920	—	—	920
Stock-based compensation	—	603	—	—	603
Comprehensive income:
Net income	—	—	—	10,935	10,935
Foreign currency translation adjustment	—	—	45	—	45

Total comprehensive income					10,980

Balance at March 31, 2011	57,029,350	$50,648	$(10)	$(26,541)	$24,097
Issuance of common stock	6,352,293	8,100	—	—	8,100
Stock option exercises	80,756	35	—	—	35
Stock-based compensation	—	649	—	—	649
Comprehensive loss:
Net loss	—	—	—	(1,614)	(1,614)
Foreign currency translation adjustment	—	—	(1,523)	—	(1,523)

Total comprehensive loss					(3,137)

Balance at March 31, 2012	63,462,399	$59,432	$(1,533)	$(28,155)	$29,744

See accompanying notes to consolidated financial statements.

MAD CATZ INTERACTIVE, INC.

Consolidated Statements of Cash Flows

Years Ended March 31, 2012, 2011 and 2010

	2012	2011	2010
	(In thousands of U.S. dollars)
Cash flows from operating activities:
Net income (loss)	$(1,614)	$10,935	$4,463
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	3,253	2,764	3,766
Amortization of deferred financing fees	149	249	176
Stock-based compensation	649	603	610
Change in fair value of contingent consideration	1,067	710	—
Loss on disposal of assets	22	6	89
Change in fair value of warrant liability	(2,557)	—	—
Provision (benefit) for deferred income taxes	232	290	59
Changes in operating assets and liabilities:
Accounts receivable	4,039	(4,781)	864
Other receivables	(922)	(209)	332
Inventories	(4,832)	(8,462)	763
Prepaid expenses and other current assets	(1,474)	(856)	77
Other assets	(418)	(88)	53
Accounts payable	4,410	(761)	(1,731)
Accrued liabilities	(4,943)	2,818	1,877
Income taxes receivable/payable	(2,436)	85	1,324

Net cash provided by (used in) operating activities	(5,375)	3,303	12,722

Cash flows from investing activities:
Purchases of property and equipment	(2,442)	(2,056)	(2,718)
Cash paid for Tritton acquisition, net of cash received	—	(1,189)	—
Cash paid for V Max acquisition	—	(378)	—

Net cash used in investing activities	(2,442)	(3,623)	(2,718)

Cash flows from financing activities:
Payment of contingent consideration	(1,546)	—	—
Borrowings on bank loan	131,678	168,923	99,907
Repayments on bank loan	(120,430)	(167,344)	(109,350)
Payment of financing fees	—	(100)	(496)
Payment of Saitek completion note	—	—	(847)
Repayments on notes payable	(14,500)	(803)	—
Proceeds from issuance of common stock and warrants, net of issuance costs of $820	11,350	—	—
Proceeds from exercise of stock options	35	920	—

Net cash provided by (used in) financing activities	6,587	1,596	(10,786)

Effects of foreign exchange on cash	(30)	213	137

Net increase (decrease) in cash	(1,260)	1,489	(645)
Cash, beginning of year	3,734	2,245	2,890

Cash, end of year	$2,474	$3,734	$2,245

Supplemental cash flow information:
Income taxes paid	$827	$6,497	$1,007

Interest paid	$950	$3,750	$2,243

Supplemental disclosures of noncash investing and financing activities:
Fair value of warrants issued	$3,250	$—	$—
Acquisitions:
Fair value of assets acquired in acquisitions, net of cash received	—	3,457	—
Intangible assets	—	3,700	—
Goodwill	—	2,001	—
Liabilities assumed in acquisitions	—	(2,800)	—
Notes payable assumed in acquisition	—	(803)	—
Stock issued for acquisition	—	(260)	—
Contingent consideration liability, net of $472 working capital adjustment	—	(3,728)	—

Net cash paid for acquisitions	$—	$1,567	$—

See accompanying notes to consolidated financial statements.

MAD CATZ INTERACTIVE, INC.

Notes to Consolidated Financial Statements

(In U.S. dollars)

(1)    Organization and Description of Business

The Company’s products are designed, manufactured (primarily through third parties), marketed and distributed for all major console based videogame systems, the personal computer (“PC”) and Mac and, to a lesser extent the iPod and other audio devices. The Company’s products include videogame, PC and audio accessories, such as control pads, steering wheels, joysticks, memory cards, video cables, flight sticks, dance pads, microphones, car adapters, carry cases, mice, keyboards and headsets. The Company also develops flight simulation software through its internal ThunderHawk StudiosTM and operates flight simulation centers under its Saitek brand. The Company also publishes videogames.

(2)    Summary of Significant Accounting Policies

Basis of Presentation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany transactions and balances have been eliminated in consolidation.

The Company maintains a Credit Facility (the “Credit Facility”) with Wells Fargo Capital Finance, LLC (“Wells Fargo”), to borrow up to $30 million under a revolving line of credit subject to the availability of eligible collateral (accounts receivable and inventories), which changes throughout the year. At March 31, 2012, the outstanding balance on the line of credit was $16.7 million and the weighted average annual interest rate during fiscal 2012 was 5.3%. The Credit Facility expires on October 31, 2012. The Company is currently in negotiations to amend and extend the line of credit. The line of credit accrues interest on the daily outstanding balance at the U.S. prime rate plus 2.0% or, at the Company’s option, LIBOR plus 3.50% with a LIBOR floor of 1.50%. At March 31, 2012, the interest rate was 5.3%. The Company is also required to pay a monthly service fee of $2,000 and an unused line fee equal to 0.50% of the unused portion of the loan. Borrowings under the Credit Facility are secured by a first priority interest in the inventories, equipment, accounts receivable and investment properties of Mad Catz, Inc. (“MCI”) and by a pledge of all of the capital stock of the Company’s subsidiaries and is guaranteed by the Company. The Company is required to meet a quarterly financial covenant based on the Company’s trailing four quarter’s coverage of fixed charges. At December 31, 2011, the Company was not in compliance with this covenant, however the Company obtained a waiver of this noncompliance from Wells Fargo. At the time the waiver was issued, Wells Fargo also agreed to remove the covenant requirement for the quarter ended March 31, 2012, pending adjustment of the target. The Company and Wells Fargo subsequently agreed to a new covenant that required EBITDA of $1,265,000 for the fiscal year ended March 31, 2012, which the Company achieved. The revised covenant also requires EBITDA of not less than negative $209,000 for April 2012, not less than negative $1,395,000 for the two months ended May 31, 2012, and a fixed charge coverage ratio of 1:1 for the quarter ended June 30, 2012 and subsequent testing periods.

The Company believes that its available cash balances, anticipated cash flows from operations and available line of credit will be sufficient to satisfy its operating needs for at least the next twelve months. This assertion is dependent on the Company’s ability to successfully amend and extend the current line of credit with Wells Fargo or negotiate a line of credit with another financial institution. The inability to renew the line of credit facility on terms satisfactory to the Company or obtain waivers to the extent the Company is not in compliance with future covenant requirements could have a significant adverse effect on its liquidity position. Also, the Company operates in a rapidly evolving and often unpredictable business environment that may change the timing or amount of expected future cash receipts and expenditures. Accordingly, there can be no assurance that the Company may not be required to raise additional funds through the sale of equity or debt securities or from additional credit facilities. Additional capital, if needed, may not be available on satisfactory terms, if at all. Furthermore, additional debt financing may contain more restrictive covenants than the existing debt.

MAD CATZ INTERACTIVE, INC.

Notes To Consolidated Financial Statements — (Continued)

Use of Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the year. On an ongoing basis, the Company evaluates its estimates, including those related to asset impairments, reserves for accounts receivable and inventory, contingencies and litigation, valuation and recognition of share-based payments, the liability for contingent consideration, warrant liability and income taxes. Illiquid credit markets, volatile equity, foreign currency, and declines in customer spending have combined to increase the uncertainty inherent in such estimates and assumptions. As future events and their effects cannot be determined with precision, actual results could differ from these estimates. Changes in estimates resulting from continuing changes in the economic environment will be reflected in the financial statements in future periods. Actual results could differ from those estimates.

Concentration of Credit Risk

The Company’s credit risk is primarily concentrated in accounts receivable. The Company generally does not require collateral on accounts receivable because a majority of its customers are large, well capitalized, established retail entities with operations throughout the United States, Canada and Europe. The Company maintains an allowance for doubtful accounts. For the year ended March 31, 2012, sales to the largest customer constituted 20% of gross sales and sales to the second largest customer constituted 11% of gross sales. For the year ended March 31, 2011 and 2010, sales to the largest customer constituted 26% and 25%, respectively, of gross sales. At March 31, 2012, one customer represented 27% of accounts receivable and another customer represented 10% of accounts receivable. At March 31, 2011, one customer represented 27% of accounts receivable and another customer represented 12% of accounts receivable. At March 31, 2010, one customer represented 30% of accounts receivable. At March 31, 2012, 2011 and 2010, there were no other customers which accounted for greater than 10% of gross sales or represented greater than 10% of accounts receivable.

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

Fair value measurements are market-based measurements, not entity-specific measurements. Therefore, fair value measurements are determined based on the assumptions that market participants would use in pricing the asset or liability. The Company follows a three-level hierarchy to prioritize the inputs used in the valuation techniques to derive fair values. The basis for fair value measurements for each level within the hierarchy is described below:

•	Level 1: Quoted prices in active markets for identical assets or liabilities.

•

Level 2:    Quoted prices for similar assets or liabilities in active markets; quoted prices for identical or similar instruments in markets that are not active; and model-derived valuations in which all significant inputs are observable in active markets.

•	Level 3: Valuations derived from valuation techniques in which one or more significant inputs are unobservable in active markets.

MAD CATZ INTERACTIVE, INC.

Notes To Consolidated Financial Statements — (Continued)

The following table provides a summary of the recognized assets and liabilities carried at fair value on a recurring basis (in thousands):

	Balance as of March 31, 2012	Basis of Fair Value Measurements
		Level 1	Level 2	Level 3
Liabilities:
Contingent consideration, net of working capital (Note 3)	$(4,369)	$—	$—	$(4,369)
Warrant liability (Note 11)	$(693)	$—	$—	$(693)

	Balance as of March 31, 2011	Basis of Fair Value Measurements
		Level 1	Level 2	Level 3
Liabilities:
Contingent consideration, net of working capital (Note 3)	$(4,439)	$—	$—	$(4,439)

The following tables provide a rollforward of the Company’s level three fair value measurements during the year ended March 31, 2012, which consist of the Company’s contingent consideration liability and warrant liability (in thousands):

Contingent consideration, net of working capital:
Balance at March 31, 2010	$—
Tritton acquisition — initial contingent consideration balance	3,466
Changes in working capital adjustment	263
Change in fair value of contingent consideration	710

Balance at March 31, 2011	$4,439
Contingent consideration payment	(1,546)
Changes in working capital adjustment	409
Change in fair value of contingent consideration	1,067

Balance at March 31, 2012	$4,369

Warrant liability:
Balance at March 31, 2011	$—
Securities purchase agreement — warrant liability	3,250
Change in fair value of warrant liability	(2,557)

Balance at March 31, 2012	$693

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

Amounts billed to customers for shipping and handling are included in net sales, and costs incurred related to shipping and handling are included in cost of sales.

MAD CATZ INTERACTIVE, INC.

Notes To Consolidated Financial Statements — (Continued)

Allowance for Doubtful Accounts and Other Allowances

Accounts receivable are recorded net of an allowance for doubtful accounts and other sales related allowances. When evaluating the adequacy of the allowance for doubtful accounts, the Company analyzes known uncollectible accounts, the aging of accounts receivable, historical bad debts, customer credit-worthiness and current economic trends. The Company performs ongoing credit evaluations of its customers, and generally does not require collateral on its accounts receivable. The Company estimates the need for allowances for potential credit losses based on historical collection activity and the facts and circumstances relevant to specific customers and we record a provision for uncollectible accounts when collection is uncertain. To date, the Company has not experienced significant credit related losses.

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

Capitalized Software

At March 31, 2012 other assets includes $481,000 of unamortized computer software costs. The Company capitalizes consulting costs and payroll and payroll-related costs for employees directly related to building a software product once technological feasibility is established. The Company determines technological feasibility is established by the completion of a detail program design. For the year ended March 31, 2012 there was $0 charged to expense for amortization of capitalized computer software costs and $0 for write downs to net realizable value. The amortization of capitalized computer software costs will be charged to cost of sales.

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

MAD CATZ INTERACTIVE, INC.

Notes To Consolidated Financial Statements — (Continued)

Intangible Assets

Intangible assets are stated at cost less accumulated amortization and are amortized over the estimated useful lives of the assets on a straight-line basis. The range of useful lives is as follows:

Useful Life (Years)
Trademarks	4 - 15
Customer relationships	6 - 8

Goodwill

The Company reviews its goodwill for impairment as of the end of each fiscal year or when an event or a change in facts and or circumstances indicates the fair value of a reporting unit may be below its carrying amount.

Authoritative guidance requires that goodwill and certain intangible assets be assessed for impairment using fair value measurement techniques. Specifically, goodwill impairment is determined using a two-step process. The first step of the goodwill impairment test is used to identify potential impairment by comparing the fair value of a reporting unit with its carrying amount, including goodwill. If the fair value of a reporting unit exceeds its carrying amount, goodwill of the reporting unit is considered not impaired and the second step of the impairment test is unnecessary. If the carrying amount of a reporting unit exceeds its fair value, the second step of the goodwill impairment test is performed to measure the amount of impairment loss, if any. The second step of the goodwill impairment test compares the implied fair value of the reporting unit’s goodwill with the carrying amount of that goodwill. If the carrying amount of the reporting unit’s goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to that excess. The Company determined that it has one reporting unit and assesses fair value based on a review of the Company’s market capitalization. Given the volatility of the Company’s stock price and market capitalization, which fluctuates significantly throughout the year, the Company does not believe that its market capitalization is necessarily the best indicator of the fair value of the Company at any moment in time. However, the Company has determined that market capitalization over a sustained period, when considered with other factors may be an appropriate indicator of fair value. Further, to the extent the carrying amount of the Company’s reporting unit exceeds its market capitalization over a sustained period, an impairment may exist and require the Company to test for impairment.

The Company completed its annual assessment of impairment as of March 31, 2012 and 2011, which did not indicate any impairment of goodwill at such dates. At March 31, 2012 the fair value exceeded the carrying value by 32%. No assurance can be given that the Company will not be required to record additional goodwill impairments in future periods.

Impairment of Long-Lived Assets

Long-lived assets, such as property and equipment and purchased intangibles subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset. Assets to be disposed of would be separately presented in the balance sheet and reported at the lower of the carrying amount or fair value less costs to sell, and would no longer be depreciated. The assets and liabilities of a disposal group classified as held for sale would be presented separately in the appropriate asset and liability sections of the balance sheet. There were no triggering events during fiscal years 2012, 2011 and 2010.

MAD CATZ INTERACTIVE, INC.

Notes To Consolidated Financial Statements — (Continued)

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

Advertising and Research and Development

Advertising costs and research and development are expensed as incurred. Advertising costs amounted to $3,511,000, $4,405,000, and $3,392,000 in 2012, 2011 and 2010, respectively. Cooperative advertising with retailers is recorded when revenue is recognized and such amounts are included in sales and marketing expense if there is a separate identifiable benefit with a fair value. Otherwise, such costs are recognized as a reduction of sales. Research and development costs amounted to $5,634,000, $4,678,000 and $2,657,000 for the years ended March 31, 2012, 2011 and 2010, respectively.

Income Taxes

Income taxes are accounted for using the asset and liability method. Under the asset and liability method of accounting for income taxes, deferred tax assets and liabilities are recognized for future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards.

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

Foreign Currency Translation

For each of the Company’s foreign operating subsidiaries the functional currency is its local currency. Assets and liabilities of foreign operations are translated into U.S. dollars using month-end exchange rates, and revenue and expenses are translated into U.S. dollars using monthly average exchange rates. The effects of foreign currency translation adjustments are included as a component of accumulated other comprehensive loss in shareholders’ equity.

Foreign currency transaction gains and losses are a result of the effect of exchange rate changes on transactions denominated in currencies other than the functional currency.

MAD CATZ INTERACTIVE, INC.

Notes To Consolidated Financial Statements — (Continued)

Net Earnings (Loss) per Share

Basic net income (loss) per share is computed by dividing the net income (loss) for the period by the weighted average number of common shares outstanding during the period. Diluted net income (loss) per share is computed by dividing net income (loss) for the period by the weighted average number of common shares outstanding, increased by potentially dilutive securities. Potentially dilutive securities are calculated using the treasury stock method and represent incremental shares issuable upon exercise of outstanding stock options and warrants. However, potentially dilutive securities are not included in the denominator of the diluted earnings per share calculation when inclusion of such shares would be anti-dilutive.

The following table sets forth the computation of diluted weighted average common and potential common shares outstanding for the years ended March 31, 2012, 2011 and 2010 (in thousands, except share and per share amounts):

	Years Ended March 31,
	2012	2011	2010
Numerator:
Net earnings (loss)	(1,614)	10,935	4,463
Effect of convertible notes payable	—	1,232	—

Numerator for diluted net earnings (loss) per share	(1,614)	12,167	4,463

Denominator:
Weighted average shares used to compute basic earnings (loss) per share	63,094,422	55,429,673	55,098,549
Effect of convertible debt	—	10,217,744	—
Effect of dilutive share-based awards	—	1,276,789	4,688

Denominator for diluted net earnings (loss) per share	63,094,422	66,924,206	55,103,237

Basic earnings (loss) per share	(0.03)	0.20	0.08
Diluted earnings (loss) per share	(0.03)	0.18	0.08

Outstanding options to purchase a weighted average of 7,453,212, 5,160,471 and 7,284,233 shares for the years ended March 31, 2012, 2011 and 2010, respectively, were excluded from calculation because of their anti-dilutive effect. Outstanding warrants to purchase a weighted average aggregate of 2,311,191 of the Company’s common stock for the year ended March 31, 2012 were excluded from the diluted net loss per share calculation because of their anti-dilutive effect during the period. Weighted average shares of 475,895 and 10,217,744, related to the convertible note payable were excluded from the calculation because of their anti-dilutive effect in fiscal years 2012 and 2010, respectively.

Stock-Based Compensation

The Company records compensation expense associated with share-based awards made to employees and directors based upon their grant date fair value. The Company recognizes these compensation costs on a straight-line basis over the requisite service period of the award, which is four years, except for grants to Board of Directors, which vest immediately.

The fair value of each option award is estimated on the date of grant using the Black-Scholes option valuation model, using the assumptions noted in Note 9 — Stock-Based Compensation. The expected life of the options is based on a number of factors, including historical exercise experience, the vesting term of the award, the expected volatility of the Company’s stock and an employee’s average length of service. The expected vola-

MAD CATZ INTERACTIVE, INC.

Notes To Consolidated Financial Statements — (Continued)

tility is estimated based on the historical volatility (using daily pricing) of the Company’s stock. The risk-free interest rate is determined based on a constant U.S. Treasury security rate with a contractual life that approximates the expected term of the stock options. The Company reduces the calculated stock-based compensation expense for estimated forfeitures by applying a forfeiture rate, based upon historical pre-vesting option cancelations. Estimated forfeitures are reassessed at each balance sheet date and may change based on new facts and circumstances.

See Note 9 — Stock-Based Compensation for additional information regarding the Company’s stock-based compensation plans.

Comprehensive Income (Loss)

Comprehensive income (loss) consists of net income (loss) and certain changes in equity that are excluded from net income (loss). Accumulated other comprehensive income (loss) represents net unrealized gains and losses from foreign currency translation adjustments.

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

Effect of Denominating the Exercise Price of a Share-Based Payment Award in the Currency of the Market in Which the Underlying Equity Security Trades: In March 2010, the FASB issued an update to clarify that an employee share-based payment award with an exercise price denominated in the currency of a market in which a substantial portion of the equity securities trades should not be considered to contain a condition that is not a market, performance, or service condition. Therefore, an entity would not classify an award with such a feature as a liability if it otherwise qualifies as equity. Affected entities are required to record a cumulative catch-up adjustment for all awards outstanding as of the beginning of the annual period in which the guidance is adopted. This update did not have a material impact on the Company’s financial statements.

Amendment to Fair Value Measurement: In May 2011, the FASB revised the fair value measurement and disclosure requirements to align the requirements under accounting principles generally accepted in the United States of America (“GAAP”) and International Financial Reporting Standards (“IFRS”). The guidance clarifies the FASB’s intent regarding the application of existing fair value measurements and requires enhanced disclosures, most significantly related to unobservable inputs used in a fair value measurement that is categorized within Level 3 of the fair value hierarchy. The guidance is effective prospectively during interim and annual periods beginning after December 15, 2011. The adoption of this guidance did not have a material impact on the Company’s financial statements.

The following new accounting standards have been issued, but not adopted by the Company as of March 31, 2012:

Presentation of Comprehensive Income: In June 2011, the FASB issued ASU No. 2011-05, requiring entities to report components of other comprehensive income in either a single continuous statement of comprehensive income or in two but separate statements. In December 2011, the FASB issued ASU 2011-12, “Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05”. The amendments in

MAD CATZ INTERACTIVE, INC.

Notes To Consolidated Financial Statements — (Continued)

ASU 2011-12 defer the requirement to present reclassification adjustments for each component of accumulated other comprehensive income in both net income and other comprehensive income on the face of the financial statements. The amendments in ASU 2011-12 are effective at the same time as ASU 2011-05 so that entities will not be required to comply with the presentation requirements in ASU 2011-05 that ASU 2011-12 is deferring. The amendments in ASU 2011-12 are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. While the ASU will require a change in the Company’s presentation of other comprehensive income, the Company does not expect the adoption of this guidance to have a material impact on the Company’s financial statements.

Testing Goodwill for Impairment: In September 2011, the FASB issued ASU No. 2011-08 that allows companies to assess qualitative factors to determine whether they need to perform the two-step quantitative goodwill impairment test. Under the option, an entity no longer would be required to calculate the fair value of a reporting unit unless it determines, based on that qualitative assessment, that it is more likely than not that its fair value is less than its carrying amount. The guidance is effective for interim and annual goodwill impairment tests performed for fiscal years beginning after December 15, 2011 although early adoption is permitted. The Company did not elect to adopt the new guidance early, and when adopted, this guidance is not expected to have a significant impact on the Company’s financial statements.

(3)    Acquisitions

On May 28, 2010, the Company acquired all of the outstanding stock of Tritton Technologies Inc. (“Tritton”). Tritton designs, develops, manufactures (through third parties in Asia), markets and sells videogame and PC accessories, most notably gaming audio headsets. The Company acquired all of Tritton’s net tangible and intangible assets, including trade names, customer relationships and product lines. Cash paid for the acquisition was approximately $1,400,000, subject to a working capital adjustment currently estimated to be $8,000. As a result of the acquisition, Tritton became a wholly-owned subsidiary of the Company and accordingly, the results of operations of Tritton are included in the Company’s consolidated financial statements from the acquisition date. The Company financed the acquisition through borrowings under the Company’s working capital facility. The acquisition expanded the Company’s product offerings in the high growth gaming audio market and further leveraged the Company’s assets, infrastructure and capabilities.

The purchase price allocation for the acquisition of Tritton set forth below has been finalized and the Company finalized the working capital adjustment to complete the purchase price allocation subsequent to fiscal year 2011. The following tables summarize the consideration paid for Tritton and the amounts of the assets acquired and liabilities assumed recognized at the acquisition date (in thousands):

Consideration:
Cash paid	$1,350
Preliminary working capital adjustment, net of holdback	(472)
Fair value of contingent consideration	4,200

Total purchase price	$5,078

MAD CATZ INTERACTIVE, INC.

Notes To Consolidated Financial Statements — (Continued)

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

The contingent consideration arrangement requires the Company to pay the former shareholders of Tritton additional consideration based on a percentage of future sales of Tritton products over a five year period, subject to maximum annual amounts, up to an aggregate of $8.7 million. The fair value of the contingent consideration arrangement has been determined primarily by using the income approach and using a discount rate of approximately 15%. The amount paid for contingent consideration is expected to be reduced by the amount of any working capital adjustment. In May 2011, the Company paid $1,546,000 under this arrangement. The remaining payments will be made in May of each year through 2015. As of March 31, 2012, the liability for contingent consideration of $4,369,000 is presented net of the estimated working capital adjustment and holdback of $8,000. The fiscal year maximum earnout of $1,600,000 was achieved, and $600,000 of this amount was paid out on May 15, 2012. The remaining $1,000,000 will be paid out prior to December 31, 2012, including interest accruing at an annual rate of 7%.

The Company assesses the estimated fair value of the contractual obligation to pay the contingent consideration on a quarterly basis and any changes in estimated fair value are recorded in ‘acquisition related items’ in the Company’s statement of operations. Fluctuations in the fair value of contingent consideration are impacted by unobservable inputs, most significantly estimated future sales of Tritton products and the estimated discount rate. Significant increases (decreases) in either of those inputs in isolation would result in a significantly higher (lower) fair value measurement. Generally, a change in the assumption used for estimated future sales of Tritton products is accompanied by a directionally similar change in the fair value of contingent consideration liability, whereas a change in assumption used for the estimated discount rate is accompanied by a directionally opposite change in the fair value of contingent consideration liability.

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

MAD CATZ INTERACTIVE, INC.

Notes To Consolidated Financial Statements — (Continued)

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

(4)    Inventories

Inventories consist of the following (in thousands):

	March 31,
	2012	2011
Raw materials	$2,456	$749
Semi finished goods	8	195
Finished goods	30,057	27,034

Inventories	$32,521	$27,978

The amount of inventory pledged as collateral totaled $10,475,000 at March 31, 2012.

(5)    Property and Equipment

Property and equipment consist of the following (in thousands):

	March 31,
	2012	2011
Molds	$7,659	$6,162
Computer equipment and software	2,348	3,264
Manufacturing and office equipment	1,487	1,128
Furniture and fixtures	527	467
Leasehold improvements	931	789

	12,952	11,810
Less: Accumulated depreciation and amortization	(8,915)	(7,889)

Property and equipment, net	$4,037	$3,921

MAD CATZ INTERACTIVE, INC.

Notes To Consolidated Financial Statements — (Continued)

Depreciation expense related to property and equipment totaled $2,297,000, $1,813,000, and $1,421,000 for the years ended March 31, 2012, 2011 and 2010, respectively.

(6)    Intangible Assets and Goodwill

The Company’s acquired intangible assets are summarized as follows (in thousands):

	March 31, 2012			March 31, 2011
	Cost	Accumulated Amortization	Net Book Value	Cost	Accumulated Amortization	Net Book Value
Trademarks	$8,272	$5,125	$3,147	$8,269	$4,772	$3,497
Customer relationships	4,101	2,622	1,479	4,179	2,070	2,109

Intangible assets	$12,373	$7,747	$4,626	$12,448	$6,842	$5,606

Amortization of intangible assets was approximately $955,000, $951,000 and $2,345,000 in fiscal 2012, 2011 and 2010, respectively.

As of March 31, 2012, the future estimated amortization expense for these acquired intangible assets for the next five years and thereafter is expected to be as follows (in thousands):

Future Amortization
Year ending March 31, 2013	$941
Year ending March 31, 2014	741
Year ending March 31, 2015	429
Year ending March 31, 2016	429
Year ending March 31, 2017	429
Thereafter	1,657

$4,626

The changes in the carrying amount of goodwill for the years ended March 31, 2012 and 2011 are as follows:

Balance at March 31, 2010	8,466
Increase due to Tritton acquisition	1,514
Increase due to V Max acquisition	487
Translation adjustment	(4)

Balance at March 31, 2011	$10,463
Translation adjustment	13

Balance at March 31, 2012	$10,476

The accumulated goodwill impairment losses previously recognized by the Company totaled $27,887,000 at March 31, 2012 and 2011.

(7)    Bank Loan

The Company has a Credit Facility with Wells Fargo Capital Finance, LLC (“Wells Fargo”) to borrow funds under a revolving line of credit subject to the availability of eligible collateral (accounts receivable and inventories), which changes throughout the year. On June 23, 2009, the Company extended the term of the Credit Facility until October 31, 2012. On September 30, 2010 the Company entered into an amended agreement to temporarily increase the maximum borrowing from $30.0 million to $50.0 million through December 30, 2010, to $35.0 million through January 30, 2011 and back to $30.0 million thereafter. Costs associated with the

MAD CATZ INTERACTIVE, INC.

Notes To Consolidated Financial Statements — (Continued)

amended agreement totaled $100,000. The line of credit accrues at the U.S. prime rate plus 2.00% or, at the Company’s option, LIBOR plus 3.50% with a LIBOR floor of 1.50%. At March 31, 2012 and 2011, the interest rate was 5.25%. The Company is also required to pay a monthly service fee of $2,000 and an unused line fee equal to 0.50% of the unused portion of the loan. Borrowings under the Credit Facility are secured by a first priority interest in the inventories, equipment, accounts receivable and investment properties of Mad Catz, Inc. (“MCI”) and by a pledge of all of the capital stock of the Company’s subsidiaries and is guaranteed by the Company. The Company is required to meet a quarterly financial covenant based on the Company’s trailing four quarter’s coverage of fixed charges. At December 31, 2011, the Company was not in compliance with this covenant, however the Company obtained a waiver of this noncompliance from Wells Fargo. At the time the waiver was issued, Wells Fargo also agreed to remove the covenant requirement for the quarter ended March 31, 2012, pending adjustment of the target. The Company and Wells Fargo subsequently agreed to a new covenant that required EBITDA of $1,265,000 for the fiscal year ended March 31, 2012, which the Company achieved. The revised covenant also requires EBITDA of not less than negative $209,000 for April 2012, not less than negative $1,395,000 for the two months ended May 31, 2102, and a fixed charge coverage ratio of 1:1 for the quarter ended June 30, 2012 and subsequent testing periods.

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

(9)    Stock-Based Compensation

The Company’s Amended and Restated Incentive Stock Option Plan (the “Prior Plan”) allowed the Company to grant options to purchase common stock to employees, officers and directors. In October 2007, the shareholders of the Company approved the Mad Catz Interactive, Inc., Stock Option Plan — 2007 (the “2007 Plan”). As a result, the 2007 Plan replaced the Prior Plan, and no grants will be made under the Prior Plan in the future. During fiscal years 2012, 2011 and 2010, no grants were issued from the Prior Plan. The Prior Plan allowed for a maximum of 6,000,000 shares of common stock to be issued pursuant to options granted. Options granted under the Prior Plan before fiscal year 2007 generally expired five years from the date of grant and generally vested over a period of two years with one-third vesting immediately. At March 31, 2012, a total of 1,125,000 options were outstanding and exercisable under the Prior Plan.

The 2007 Plan allows the Company to grant options to purchase common stock to employees, officers and directors up to a maximum of 10,300,000 shares of common stock. Options granted under the 2007 Plan expire ten years from the date of grant and generally vest over a period of four years, with the first 25% vesting on the one-year anniversary of the grant date and the remainder vesting monthly over the remaining 36 months. At March 31, 2012, a total of 6,826,463 options were outstanding, options to purchase 3,679,378 shares were exercisable, and 2,394,665 shares were available for future grant under the 2007 Plan.

MAD CATZ INTERACTIVE, INC.

Notes To Consolidated Financial Statements — (Continued)

A summary of option activity for the years ended March 31, 2012, 2011 and 2010 is presented as follows:

	2012		2011		2010
	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price
Outstanding, beginning of year	6,437,259	$0.58	7,575,900	$0.58	7,396,275	$0.58
Granted	1,975,000	0.98	1,475,000	0.61	725,000	0.33
Exercised	(80,756)	0.43	(1,772,283)	0.52	—	—
Expired/canceled	(380,040)	1.13	(841,358)	0.73	(543,375)	0.87

Outstanding, end of year	7,951,463	$0.66	6,437,259	$0.58	7,575,900	$0.58

Exercisable, end of year	4,804,378	$0.59	3,451,530	$0.63	4,052,873	$0.63

Vested and expected to vest, end of year	7,392,475	$0.66	6,215,419	$0.58	7,329,288	$0.58

As of March 31, 2012, the aggregate intrinsic value of options outstanding was $900,362 and the weighted average remaining contractual term of these options was 7.2 years; the aggregate intrinsic value of options exercisable was $633,662, and the remaining weighted average contractual term of these options was 6.2 years. The aggregate intrinsic value of options exercised in 2012, 2011 and 2010 was $87,609, $1,520,566 and $0, respectively. As of March 31, 2012, the total unrecognized compensation cost related to unvested options was $1,425,766, which is expected to be recognized over a weighted-average period of 1.4 years.

The weighted average per share fair value of the options granted during the years ended March 31, 2012, 2011 and 2010 were $0.69, $0.41 and $0.22, respectively.

The Company estimated the fair value of each stock option grant on the date of grant using the Black-Scholes model with the following assumptions for the years ended March 31, 2012, 2011 and 2010:

	2012	2011	2010
Assumptions:
Expected volatility	92%	83% - 86%	85%
Risk-free interest rate	1.02%	1.88% - 2.47%	2.47%
Dividend yield	—	—	—
Expected term	5 years	5 years	5 years

The Company’s net income (loss) for the years ended March 31, 2012, 2011 and 2010 has been reduced by stock-based compensation expense, net of taxes, of approximately $470,000, $400,000 and $400,000, respectively.

MAD CATZ INTERACTIVE, INC.

Notes To Consolidated Financial Statements — (Continued)

(10)    Income Taxes

Domestic and foreign income (loss) before income taxes and details of income tax expense (benefit) are as follows (in thousands):

	Years Ended March 31,
	2012	2011	2010
Income (loss) before income taxes:
Domestic (U.S.)	$(16,810)	$8,101	$777
Foreign	13,937	9,201	5,156

	$(2,873)	$17,302	$5,933

Income tax expense (benefit):
Current:
Federal (U.S.)	$(3,477)	$3,143	$7
State (U.S.)	94	824	204
Foreign	1,892	2,110	1,200

Total current	(1,491)	6,077	1,411

Deferred:
Federal (U.S.)	—	—	—
State (U.S.)	—	—	—
Foreign	232	290	59

Total deferred	232	290	59

Income tax expense (benefit)	$(1,259)	$6,367	$1,470

The difference between reported income tax expense (benefit) and the amount computed by multiplying income (loss) before income taxes by the Company’s applicable Canadian statutory tax rate of approximately 28%, 31% and 33% for the years ended March 31, 2012, 2011 and 2010, respectively, is reconciled as follows (in thousands):

	Years Ended March 31,
	2012	2011	2010
Income tax expense (benefit) using the Company’s Canadian statutory tax rates	$(805)	$5,385	$1,940
Income taxed in jurisdictions other than Canada	(2,959)	(477)	(823)
Prior year true-up	(2,477)	—	—
Change in valuation allowance	2,181	1,118	76
Other tax increases due to nondeductible expenses	2,859	—	—
Gain on change in fair value of warrant liability	(703)	—	—
Tax rate changes	662	—	—
Other	(17)	341	277

	$(1,259)	$6,367	$1,470

MAD CATZ INTERACTIVE, INC.

Notes To Consolidated Financial Statements — (Continued)

The sources of significant temporary differences that give rise to the deferred tax assets and liabilities are as follows (in thousands):

	March 31,
	2012	2011
Deferred tax assets:
Tax loss carryforwards	$11,025	$10,623
Difference between book and tax basis of inventories	1,548	1,015
Difference between book and tax basis of accounts receivables	292	671
Deferred fees not currently deductible	75	147
Accruals and reserves not currently deductible	583	609
Difference between book and tax basis of intangible assets, property & equipment	989	1,058
Unclaimed depreciation on property and equipment	225	253
Goodwill and intangibles	985	1,154
Unclaimed scientific research expenditures	211	237
Foreign tax credits	1,192	—
Other	239	158

	17,364	15,925
Less valuation allowance	(15,002)	(13,150)

Net deferred tax assets	$2,362	$2,775

Deferred tax liabilities:
Federal liability on state tax loss	$407	$232
Prepaid liabilities	148	165
Goodwill and intangibles	1,502	1,846

Net deferred tax liabilities	$2,057	$2,243

Net deferred tax assets	$305	$532

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

With regards to the deferred tax assets of the Company’s Canadian holding company, Mad Catz Interactive, Inc. (“MCII”), the Company believes there is insufficient evidence to conclude that realization of the benefit is more likely than not and therefore the Company has provided a full valuation allowance against these assets. MCII is a corporate entity, which has no revenue or other income, and incurs corporate-related expenses. Taxable losses are incurred each year and MCII has a history of operating losses. These circumstances are not anticipated to change and therefore the Company does not expect MCII to generate sufficient taxable income in the foreseeable future to enable the entity to utilize its tax loss carryforwards. MCI is the Company’s main operating entity and corporate headquarters and also owns the Mad Catz intellectual property. As MCI has a cumulative three year pretax book loss as of March 31, 2012, the Company believes there is not sufficient positive evidence to overcome this significant piece of negative evidence in order to conclude that realization of the deferred tax assets are more likely than not, and therefore continues to record a full valuation allowance against these assets. Mad Catz UK and Mad Catz France both have deferred tax assets from a prior acquisition that are not more likely than not realizable and therefore has recorded a partial valuation allowance against these assets. MCC, the Canadian sales office, has generated minimal pretax book income in recent years, but has a history of losses in

MAD CATZ INTERACTIVE, INC.

Notes To Consolidated Financial Statements — (Continued)

prior years, and is projected to generate minimal taxable income in future years. It is more likely than not that some of MCC’s net operating losses will expire prior to utilization and therefore has recorded a partial valuation allowance against these assets. With regard to Mad Catz Hong Kong and Mad Catz Germany’s deferred tax assets, the Company believes that it is more likely than not that the results of future operations will generate sufficient taxable income to realize the deferred tax assets, and therefore no valuation allowance has been provided for these assets. These entities have historically realized pretax book income and taxable income and are projected to continue to do so for the foreseeable future. Mad Catz Japan is a new sales and marketing subsidiary that incurred start-up losses, but is expected to generate future operating income. Therefore, the Company believes that it is more likely than not that the results of future operations will generate sufficient taxable income to realize the deferred tax assets, and therefore no valuation allowance has been provided for these assets. The Company will continue to evaluate the realizability of its net deferred tax asset on an ongoing basis to identify whether any significant changes in circumstances or assumptions have occurred that could materially affect the realizability of deferred tax assets and expects to release the valuation allowance when it has sufficient positive evidence, including but not limited to cumulative earnings in successive recent periods, to overcome such negative evidence.

MCI has U.S. federal and California tax carryforwards of approximately $3.8 million, and $13.5 million, respectively, which may be carried forward to reduce future years’ taxable income. These losses begin to expire in 2023 and 2014, respectively.

Saitek has foreign net operating loss carryforwards of approximately $13.4 million which may be carried forward indefinitely. The Internal Revenue Code (the “Code”) limits the future availability of net operating loss and tax credit carryforwards that arose prior to certain cumulative changes in a corporation’s ownership resulting in a change of control. In 2007 when the Company purchased the Saitek group, it acquired federal and state net operating loss carryforwards of approximately $2.8 million and $3.6 million, respectively. This event triggered an ownership change for purposes of Code Section 382. All of the federal and $3.6 million of the California net operating losses are subject to an annual limitation.

The total capital and non-capital income tax losses of MCII and MCC as of March 31, 2012 of $4.7 million, is based upon the total tax loss carry-forward amount in Canadian dollars of $17.6 million, translated into U.S. dollars at the March 31, 2012 exchange rate (1 Canadian dollar = 1.00085 U.S. dollar) and tax-effected at a 26.5% estimated rate. The gross tax loss carryfowards of Cdn.$17.6 million is made up of (i) MCII non-capital income tax losses of approximately Cdn.$13.9 million (U.S.$13.9 million), which expire from 2014 through 2031, (ii) MCII net capital tax losses of approximately Cdn.$3.2 million (U.S.$3.2 million), which are available indefinitely to offset taxable capital gains, and (iii) MCC non-capital income tax losses of approximately Cdn.$0.5 million (U.S.$0.5 million), which expire from 2014 through 2015. A full valuation allowance is provided against the MCII tax losses and a partial valuation allowance is provided against the MCC tax losses.

MCII does not record deferred income taxes on the undistributed earnings of its non-Canadian subsidiaries based upon the Company’s intention to permanently reinvest undistributed earnings. MCII may be subject to income and withholding taxes if earnings of the non-Canadian subsidiaries were distributed.

There were no unrecognized tax benefits at March 31, 2012 and 2011. The Company’s policy is to recognize interest and penalties related to unrecognized tax benefits in income tax expense.

The Company is subject to taxation in the U.S. and various states and foreign jurisdictions.

The Company’s historical tax years are subject to examination by the Internal Revenue Service and various state jurisdictions for fiscal years ended March 31, 2009 to the present. With few exceptions, the Company is no longer subject to foreign examinations by tax authorities for fiscal years ended before March 31, 2008. Effectively, all of the Company’s Saitek foreign subsidiaries historical tax years are subject to examination by various foreign tax authorities due to the generation of net operating losses.

MAD CATZ INTERACTIVE, INC.

Notes To Consolidated Financial Statements — (Continued)

The Company does not foresee any material changes to unrecognized tax benefits within the next twelve months.

(11)    Securities Purchase Agreement

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

The fair value of the Warrants decreased from $3,250,000 as of the initial valuation date to $693,000 as of March 31, 2012, which resulted in a $2,557,000 gain from the change in fair value of warrants for the year ended March 31, 2012.

These Warrants are not traded in an active securities market, and as such, the Company estimates the fair value of the Warrants using the Black-Scholes option pricing model using the following assumptions:

As of March 31, 2012
Expected term	4.5 years
Common stock market price	$0.62
Risk-free interest rate	0.91%
Expected volatility	94.09%

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

(12)    Commitments and Contingencies

Litigation

The Company is engaged in legal actions arising in the ordinary course of its business, and while there can be no assurance, believes that the ultimate outcome of these actions will not have a material adverse effect on its operating results, liquidity or financial position.

MAD CATZ INTERACTIVE, INC.

Notes To Consolidated Financial Statements — (Continued)

Leases

The Company is obligated under certain non-cancelable operating leases, primarily for warehouses and office space. Rent expense for operating leases was approximately $2,229,000, $1,668,000 and $1,519,000 for the years ended March 31, 2012, 2011 and 2010, respectively. Annual future minimum rental payments required under operating leases as of March 31, 2012 are as follows (in thousands):

Year ending March 31:
2013	$1,959
2014	1,780
2015	888
2016	292
2017	48
Thereafter	—

$4,967

Royalty and License Agreements

The Company has license agreements to utilize existing design and utility technology with its products. The Company also has royalty agreements for use of licensed trademarks and celebrity endorsements. These agreements have royalty and license fees based on different percentages of certain types of sales or a predetermined amount per unit. Royalty and license expenses were $6,425,000, $10,586,000 and $6,363,000 for the years ended March 31, 2012, 2011 and 2010, respectively. Annual future minimum rental payments required under royalty and license agreements as of March 31, 2012 are as follows (in thousands):

Year ending March 31:
2013	$887
2014	—

$887

(13)    Employee Savings Plan

MCI has an employee savings plan that permits eligible participants to make contributions by salary reduction pursuant to section 401(k) of the Internal Revenue Code. The Company may make discretionary matches of employee contributions. During 2012, 2011 and 2010 the Company matched 50% of the first 8% of compensation that was contributed by each participating employee to the plan. The Company’s discretionary contributions to the plan were $183,000, $169,000 and $154,000 for the years ended March 31, 2012, 2011 and 2010, respectively.

(14)    Geographic and Product Line Data

The Company’s sales are attributed to the following geographic regions (in thousands):

	2012	2011	2010
Net sales:
United States	$53,565	$107,528	$63,223
Europe	54,512	66,834	49,005
Canada	3,816	5,547	3,109
Other countries	5,677	4,065	3,675

	$117,570	$183,974	$119,012

MAD CATZ INTERACTIVE, INC.

Notes To Consolidated Financial Statements — (Continued)

Revenue is attributed to geographic regions based on the location of the customer.

The Company’s property and equipment are attributed to the following geographic regions (in thousands):

	2012	2011
Property and equipment:
United States	$784	$1,074
Europe	230	161
Asia	3,023	2,686

	$4,037	$3,921

Gross sales by product category are as follows:

	Year Ended March 31,
	2012	2011	2010
Specialty Controllers	$35,172	$56,499	$31,557
Audio	54,212	55,299	19,321
Controllers	13,773	30,873	36,476
Accessories	14,040	24,291	30,865
Games	3,816	23,436	1,792
PC	21,104	14,884	10,167
All others	229	102	746

Total	$142,346	$205,384	$130,924

(15)    Quarterly Financial and Market Information (Unaudited)

	Quarter Ended
	June 30	Sept. 30	Dec. 31	Mar 31
	(Amounts in thousands, except per share data)
Fiscal 2012 Consolidated:
Net sales	$16,464	$25,757	$46,195	$29,154
Gross profit	3,947	7,436	11,241	8,894
Operating income (loss)	(4,920)	(1,579)	2,247	390
Net income (loss)	(3,483)	(480)	1,541	808
Net income (loss) per share — basic	(0.06)	(0.01)	0.02	0.01
Net income (loss) per share — diluted	(0.06)	(0.01)	0.02	0.01
Common stock price per share:
High	2.33	1.55	0.86	0.80
Low	1.27	0.58	0.51	0.53
Fiscal 2011 Consolidated:
Net sales	$19,911	$37,409	$92,957	$33,697
Gross profit	5,944	10,505	26,401	10,519
Operating income (loss)	(807)	1,928	15,984	1,652
Net income (loss)	(1,375)	1,128	9,696	1,486
Net income (loss) per share — basic	(0.02)	0.02	0.18	0.03
Net income (loss) per share — diluted	(0.02)	0.02	0.15	0.03
Common stock price per share:
High	0.49	0.53	1.06	2.19
Low	0.36	0.39	0.42	0.84

MAD CATZ INTERACTIVE, INC.

Notes To Consolidated Financial Statements — (Continued)

(16)    Subsequent Events

The Company has evaluated any events or transactions occurring after March 31, 2012, the balance sheet date, and noted that there have been no events or transactions which would affect the Company’s consolidated financial statements for the year ended March 31, 2012.