Form 10-Q
period 2012-06-30
MAD CATZ INTERACTIVE INC
filed 2012-08-08
CIK 1088162

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2012

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

There were 63,462,399 shares of the registrant’s common stock issued and outstanding as of July 30, 2012.

MAD CATZ INTERACTIVE, INC.

FORM 10-Q

FOR THE PERIOD ENDED JUNE 30, 2012

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

MAD CATZ INTERACTIVE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands of U.S. dollars, except share data)

(Unaudited)

	June 30, 2012	March 31, 2012
Assets
Current assets:
Cash	$1,814	$2,474
Accounts receivable, net	11,902	15,278
Other receivables	1,583	1,196
Inventories	28,060	32,521
Deferred tax assets	107	110
Income tax receivable	1,747	1,747
Prepaid expense and other current assets	3,391	3,305

Total current assets	48,604	56,631
Deferred tax assets	439	440
Other assets	832	863
Property and equipment, net	3,735	4,037
Intangible assets, net	4,375	4,626
Goodwill	10,478	10,476

Total assets	$68,463	$77,073

Liabilities and Shareholders’ Equity
Current liabilities:
Bank loan	$13,675	$16,654
Accounts payable	16,949	17,634
Accrued liabilities	5,374	6,401
Contingent consideration, current	2,167	1,600
Income taxes payable	727	1,375

Total current liabilities	38,892	43,664
Contingent consideration	1,878	2,769
Warrant liability	503	693
Deferred tax liabilities	240	245
Other long-term liabilities	189	211

Total liabilities	41,702	47,582
Shareholders’ equity:
Common stock, no par value, unlimited shares authorized; 63,462,399 shares issued and outstanding at June 30, 2012 and March 31, 2012	59,579	59,432
Accumulated other comprehensive loss	(2,778)	(1,618)
Accumulated deficit	(30,040)	(28,323)

Total shareholders’ equity	26,761	29,491

Total liabilities and shareholders’ equity	$68,463	$77,073

See accompanying notes to unaudited condensed consolidated financial statements.

MAD CATZ INTERACTIVE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(in thousands of U.S. dollars, except share and per share data)

	Three Months Ended June 30,
	2012	2011
Net sales	$21,822	$16,463
Cost of sales	15,547	12,517

Gross profit	6,275	3,946
Operating expenses:
Sales and marketing	3,239	3,264
General and administrative	2,956	3,341
Research and development	1,021	1,692
Acquisition related items	518	325
Amortization of intangible assets	233	245

Total operating expenses	7,967	8,867

Operating loss	(1,692)	(4,921)
Interest expense, net	(269)	(162)
Foreign exchange gain, net	256	15
Change in fair value of warrant liability	190	994
Other income	65	28

Loss before income taxes	(1,450)	(4,046)
Income tax expense (benefit)	267	(562)

Net loss	$(1,717)	$(3,484)

Basic and diluted net loss per share	$(0.03)	$(0.06)

Shares used in calculating basic and diluted net loss per share	63,462,399	62,011,388

See accompanying notes to unaudited condensed consolidated financial statements.

MAD CATZ INTERACTIVE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(Unaudited)

(in thousands of U.S. dollars)

	Three Months Ended June 30,
	2012	2011
Net loss	$(1,717)	$(3,484)
Other comprehensive loss, before tax:
Foreign currency translation adjustments	(1,160)	85

Total other comprehensive income (loss)	(1,160)	85

Comprehensive loss	$(2,877)	$(3,399)

See accompanying notes to unaudited condensed consolidated financial statements.

MAD CATZ INTERACTIVE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands of U.S. dollars)

	Three Months Ended
	June 30,
	2012	2011
Cash flows from operating activities:
Net loss	$(1,717)	$(3,484)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	779	801
Amortization of deferred financing fees	37	37
Provision for deferred income taxes	(1)	(5)
Loss on disposal of assets	—	4
Stock-based compensation	147	127
Contingent consideration, net of payments	194	325
Change in fair value of warrant liability	(190)	(994)
Changes in operating assets and liabilities:
Accounts receivable	3,078	9,768
Other receivables	(421)	(187)
Inventories	4,066	(704)
Prepaid expense and other current assets	(93)	(72)
Other assets	(31)	(25)
Accounts payable	(745)	(2,321)
Accrued liabilities	(1,118)	(7,580)
Income taxes receivable/payable	(705)	(1,447)

Net cash provided by (used in) operating activities	3,280	(5,757)

Cash flows from investing activities:
Purchases of property and equipment	(257)	(1,106)

Net cash used in investing activities	(257)	(1,106)

Cash flows from financing activities:
Payment of contingent consideration	(518)	(1,546)
Repayments on bank loan	(20,331)	(34,014)
Proceeds from issuance of common stock and warrants, net of issuance costs of $820	—	11,351
Repayments of convertible notes	—	(14,500)
Borrowings on bank loan	17,352	43,417
Proceeds from exercise of stock options	—	27

Net cash provided by (used in) financing activities	(3,497)	4,735

Effects of foreign exchange on cash	(186)	367

Net decrease in cash	(660)	(1,761)
Cash, beginning of period	2,474	3,734

Cash, end of period	$1,814	$1,973

Supplemental cash flow information:
Income taxes paid	$885	$871

Interest paid	$225	$173

Supplemental disclosures of non-cash investing and financing activities:
Fair value of warrants issued	$—	$3,250

See accompanying notes to unaudited condensed consolidated financial statements.

MAD CATZ INTERACTIVE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(1) Basis of Presentation

The condensed consolidated balance sheets and related condensed consolidated statements of operations, comprehensive income and cash flows contained in this Quarterly Report on Form 10-Q, which are unaudited, include the accounts of Mad Catz Interactive, Inc. (the “Company”) and its wholly-owned subsidiaries. Intercompany balances and transactions have been eliminated in consolidation. In the opinion of management, all entries necessary for a fair presentation of such condensed consolidated financial statements have been included. These entries consisted only of normal recurring items. The results of operations for the interim period are not necessarily indicative of the results to be expected for any other interim period or for the entire fiscal year. The Company generates a substantial percentage of net sales in the last three months of every calendar year, its fiscal third quarter. These condensed consolidated financial statements refer to the Company’s fiscal years ending March 31 as its “Fiscal” years.

The condensed consolidated financial statements do not include all information and notes necessary for a complete presentation of financial position, results of operations and cash flows in conformity with United States generally accepted accounting principles. Please refer to the Company’s audited consolidated financial statements and related notes for the fiscal year ended March 31, 2012 contained in the Company’s Annual Report on Form 10-K as filed with the United States Securities and Exchange Commission (the “SEC”).

The preparation of financial statements in conformity with United States generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an ongoing basis, the Company evaluates its estimates, including those related to asset impairments, reserves for accounts receivable and inventories, contingencies and litigation, valuation and recognition of share-based payments, contingent consideration, warrant liability and income taxes. Illiquid credit markets, volatile equity markets, volatility of foreign currency exchange rates, and declines in customer spending have combined to increase the uncertainty inherent in such estimates and assumptions. As future events and their effects cannot be determined with precision, actual results could differ from these estimates. Changes in estimates resulting from continuing changes in the economic environment will be reflected in the financial statements in future periods. Actual results could differ from those estimates.

(2) Correction of Immaterial Errors Related to Prior Periods

During the first quarter of fiscal year 2013, the Company’s management determined that its previously issued financial statements contained immaterial errors related to the omission of an accrual of a customer’s contractually agreed upon defective allowance. The Company corrected the errors by revising the fiscal 2012 balances. The total effect of this revision to prior period financial statements was a decrease to shareholders’ equity and accounts receivable of $253,000 over the amounts previously reported in the consolidated financial statements for the year ended March 31, 2012. The revision applicable to the three-month period ended June 30, 2011 was a decrease of $1,000 to net sales.

(3) Recently Issued Accounting Standards

The Company has adopted the following new accounting standards:

Presentation of Comprehensive Income: In June 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2011-05, requiring entities to report components of other comprehensive income in either a single continuous statement of comprehensive income or in two separate statements. In December 2011, the FASB issued ASU 2011-12, “Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05”. The amendments in ASU 2011-12 defer the requirement to present reclassification adjustments for each component of accumulated other comprehensive income in both net income and other comprehensive income on the face of the financial statements. The amendments in ASU 2011-12 are effective at the same time as ASU 2011-05 so that entities will not be required to comply with the presentation requirements in ASU 2011-05 that ASU 2011-12 is deferring. The amendments in ASU 2011-12 are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. The adoption of these amended standards affected the presentation of the Company’s other comprehensive income but not the Company’s financial position or results of operations.

(4) Fair Value Measurement

For a description of the fair value hierarchy, see Note 2 to the Company’s 2012 consolidated financial statements contained in the Company’s Annual Report on Form 10-K for its fiscal year ended March 31, 2012.

The following tables provide a summary of the recognized assets and liabilities carried at fair value on a recurring basis as of June 30, 2012 and March 31, 2012 (in thousands):

	Balance as of June 30, 2012	Basis of Fair Value Measurements
		Level 1	Level 2	Level 3
Liabilities:
Contingent consideration, net of working capital (Note 5)	$(4,045)	$—	$—	$(4,045)
Warrant liability (Note 7)	$(503)	$—	$—	$(503)

	$(4,548)	$—	$—	$(4,548)

	Balance as of March 31, 2012	Basis of Fair Value Measurements
		Level 1	Level 2	Level 3
Liabilities:
Contingent consideration, net of working capital (Note 5)	$(4,369)	$—	$—	$(4,369)
Warrant liability (Note 7)	$(693)	$—	$—	$(693)

	$(5,062)	$—	$—	$(5,062)

The following tables provide a roll forward of the Company’s level three fair value measurements during the three months ended June 30, 2012, which consist of the Company’s contingent consideration liability and warrant liability (in thousands):

Contingent consideration, net of working capital:
Balance at March 31, 2012	$(4,369)
Contingent consideration payment	842
Increases during the year – acquisition related expense	(518)

Balance at June 30, 2012	$(4,045)

Warrant liability:
Balance at March 31, 2012	$(693)
Change in fair value of warrant liability	190

Balance at June 30, 2012	$(503)

(5) Contingent Consideration

In connection with the fiscal year 2011 acquisition of Tritton Technologies Inc. (“Tritton”), the Company has a contingent consideration arrangement that requires the Company to pay the former owners of Tritton additional consideration based on a percentage of future sales of Tritton products over a five year period, subject to maximum annual amounts, up to an aggregate of $8.7 million. The fair value of the contingent consideration arrangement has been determined primarily by using the income approach and using a discount rate of approximately 14 percent. The amount paid for contingent consideration is expected to be reduced by the amount of any working capital adjustment. In May 2011, the Company paid $1,546,000 under this arrangement. The maximum earn out for fiscal year ended March 31, 2012 of $1,600,000 was achieved, and $842,000 of this amount has been paid through June 30, 2012. The remaining $750,000, which is net of the $8,000 working capital adjustment, will be paid out prior to December 31, 2012, including interest accruing at an annual rate of 7%. The remaining annual payments will be made in May of each year through 2015.

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

(6) Inventories

Inventories consist of the following (in thousands):

	June 30,	March 31,
	2012	2012
Raw materials	$2,125	$2,456
Semi finished goods	—	8
Finished goods	25,935	30,057

Inventories	$28,060	$32,521

(7) Securities Purchase Agreement

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

The fair value of the Warrants decreased from $693,000 as of March 31, 2012 to $503,000 as of June 30, 2012, which resulted in a $190,000 gain from the change in fair value of warrants for the three months ended June 30, 2012.

These Warrants are not traded in an active securities market, and as such, the Company estimates the fair value of the Warrants using the Black-Scholes option pricing model using the following assumptions:

As of June 30, 2012
Expected term	4.25
Common stock market price	$0.51
Risk-free interest rate	0.60%
Expected volatility	95.12%

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

(8) Basic and Diluted Net Loss per Share

Basic loss per share is calculated by dividing the net loss for the period by the weighted average number of common shares outstanding during the reporting period. Diluted loss per share includes the impact of potentially dilutive securities.

Outstanding options to purchase an aggregate of 7,951,091 and 6,390,573 shares of the Company’s common stock for the three months ended June 30, 2012 and 2011, respectively, were excluded from diluted net loss per share calculations because inclusion of such options would have an anti-dilutive effect on losses in these periods. Outstanding warrants to purchase an aggregate of 2,540,918 shares of the Company’s common stock for each of the three months ended June 30, 2012 and 2011 were excluded from the diluted net loss per share calculations because of their anti-dilutive effect during the period. Weighted average shares of 1,908,809 related to the convertible notes payable were excluded from the calculation for the three month period ended June 30, 2011 because of their anti-dilutive effect during the period.

(9) Geographic Data and Concentrations

The Company’s sales are attributed to the following geographic regions (in thousands):

	Three Months Ended
	June 30,
	2012	2011
Net sales:
United States	$9,482	$8,995
Europe	9,796	6,377
Canada	957	637
Other countries	1,587	454

	$21,822	$16,463

Revenue is attributed to geographic regions based on the location of the customer. During the three months ended June 30, 2012 one customer accounted for approximately 26% of the Company’s gross sales. During the three months ended June 30, 2011 two customers accounted for approximately 20% and 11% of the Company’s gross sales, respectively. At June 30, 2012, one customer represented 32% of accounts receivable and another customer represented 12% of accounts receivable. At June 30, 2011, one customer represented 28% of accounts receivable and another customer represented 11% of accounts receivable. At June 30, 2012 and 2011, no other customers accounted for greater than 10% of accounts receivable or gross sales.

(10) Subsequent Events

On August 1, 2012, the Company amended the line of credit to extend the maturity date to October 31, 2015. Under the amended line of credit interest accrues on the daily outstanding balance at an interest rate that ranges from U.S. prime rate plus 0.25% to U.S. prime rate plus 1.0% per annum depending upon the fixed charge coverage ratio.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Unless the context otherwise requires, all references in this section to the “Company”, “we”, “us” or “our” refer, collectively, to Mad Catz Interactive, Inc. and all of its subsidiaries, and all references in this section to “Mad Catz” refer to Mad Catz Interactive, Inc.

This section contains forward-looking statements and forward looking information (collectively “forward-looking statements”) as defined in applicable securities legislation involving risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors including those set out under “Forward-looking Statements” herein and in “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended March 31, 2012 and in Part II Other Information — Item 1A. Risk Factors in this Quarterly Report on Form 10-Q. The following discussion should be read in conjunction with our condensed consolidated financial statements and related notes included in this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K for the fiscal year ended March 31, 2012.

Overview

Our Business

We design, manufacture (primarily through third parties in Asia), sell, market and distribute accessories for all major videogame platforms, the PC and Mac and, to a lesser extent, the iPod and other audio devices. Our accessories are marketed primarily under the Mad Catz, Tritton, Saitek, GameShark, and AirDrives brands; we also produce for selected customers a limited range of products marketed on a “private label” basis. Our products include videogame, PC and audio accessories, such as control pads, steering wheels, joysticks, memory cards, video cables, flight sticks, dance pads, microphones, car adapters, carry cases, mice, keyboards and headsets. We also develop flight simulation software through our internal ThunderHawk StudiosTM and operate flight simulation centers under our Saitek brand. We also publish and distribute videogames.

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

Potential Fluctuations in Foreign Currency

During the first quarter of fiscal 2013, approximately 56% of total net sales were transacted outside of the United States. The majority of our international business is presently conducted in currencies other than the U.S. dollar. Foreign currency transaction gains and losses arising from normal business operations are credited to or charged against earnings in the period incurred. As a result, fluctuations in the value of the currencies in which we conduct our business relative to the U.S. dollar will cause currency transaction gains and losses, which we have experienced in the past and continue to experience. Due to the volatility of currency exchange rates, among other factors, we cannot predict the effect of exchange rate fluctuations upon future operating results. There can be no assurances that we will not experience currency losses in the future. To date we have not hedged against foreign currency exposure.

Critical Accounting Policies

Our critical accounting principles and estimates remain consistent with those reported in our Annual Report on Form 10-K for the year ended March 31, 2012, as filed with the Securities and Exchange Commission.

RESULTS OF OPERATIONS

Net Sales

From a geographical perspective, our net sales for the three months ended June 30, 2012 and 2011 were as follows (in thousands):

	June 30, 2012	% of total	June 30, 2011	% of total	$ Change	% Change
United States	$9,482	44%	$8,995	55%	$487	5%
Europe	9,796	45%	6,377	38%	3,419	54%
Canada	957	4%	637	4%	320	50%
Other countries	1,587	7%	454	3%	1,133	250%

Consolidated net sales	$21,822	100%	$16,463	100%	$5,359	33%

For the three months ended June 30, 2012, consolidated net sales increased 33% as compared to the three month period ended June 30, 2011. The main driver of the increase in net sales was strong European market demand for the Tritton-branded headsets. Additionally, net sales in other countries in the first quarter of fiscal year 2013 increased due to sales of the R.A.T. line of products.

Our sales by platform as a percentage of gross sales were as follows:

	Three Months Ended June 30,
	2012	2011
PC and Mac	34%	31%
Xbox 360	28%	24%
PlayStation 3	7%	9%
Wii	1%	4%
Handheld Consoles(a)	1%	3%
GameCube	—%	1%
All others(b)	29%	28%

Total	100%	100%

(a)	Handheld consoles include Sony PSP and Vita and Nintendo DS, DS Lite, DSi, DS XL and 3DS.
(b)	All others include universal products which can be used on multiple platforms.

Sales of PC products increased primarily due to sales of the R.A.T. line of products. Sales of products designed for use with the Xbox 360 increased primarily due to sales of Tritton-branded products. Sales of products designed for use with the PlayStation 3 platform decreased due to decreased sales of Rock Band accessories for this platform. Sales of products designed for use with the Wii platform continued to decline in anticipation of the release of a successor platform later in the year.

Our sales by product category as a percentage of gross sales were as follows:

	Three Months Ended June 30,
	2012	2011
Audio	44%	28%
PC and Mac Devices	21%	15%
Specialty Controllers	16%	26%
Controllers	9%	17%
Accessories	8%	13%
Games	2%	1%

Total	100%	100%

The increase in audio products is primarily related to sales of Tritton-branded products. The increase in PC and Mac devices is primarily related to sales of the R.A.T. line of products. The decrease in specialty controllers as a percentage of total gross sales primarily related to the decrease in sales of our accessories compatible with the Rock Band 3 game. The decrease in controllers was primarily related to products compatible with the Xbox 360 and Wii.

Our sales by brand as a percentage of gross sales were as follows:

	Three Months Ended June 30,
	2012	2011
Mad Catz	46%	61%
Tritton	41%	23%
Saitek	10%	11%
Other	3%	5%

Total	100%	100%

During the quarter ended June 30, 2012, products previously offered under our Cyborg brand began a transition to our Mad Catz brand, which is expected to be complete during the second quarter of fiscal 2013. As a result the sales reported in the prior period under the Cyborg brand have been reclassified as sales of our Mad Catz brand. In addition, sales previously reported as Eclipse have been reclassified as Other.

The decrease in Mad Catz products primarily related to the decrease in sales of our accessories compatible with the Rock Band 3 game, partially offset by an increase related to sales of the R.A.T. branded line of products. The increase in Tritton as a percentage of total gross sales primarily related to strong audio headset demand.

Gross Profit

Gross profit is defined as net sales less cost of sales. Cost of sales consists of product costs, cost of licenses and royalties, cost of freight-in and freight-out and distribution center costs, including depreciation and other overhead.

The following table presents net sales, cost of sales and gross profit for the three months ended June 30, 2012 and 2011 (in thousands):

	June 30, 2012	% of Net Sales	June 30, 2011	% of Net Sales	$ Change	% Change
Net sales	$21,822	100%	$16,463	100%	$5,359	33%
Cost of sales	15,547	71%	12,517	76%	3,030	24%

Gross profit	6,275	29%	3,946	24%	2,329	59%

Gross profit for the three months ended June 30, 2012 increased 59%, while gross profit as a percentage of net sales, or gross profit margin, increased from 24% to 29%. The increase in gross profit was primarily attributable to higher sales and decreased price protection, co-op spending and sales discounts. Absent significant changes in the value of the U.S. dollar, we expect our gross profit margin to remain at a range of plus or minus two and one-half points of 30%.

Operating Expenses

Operating expenses for the three months ended June 30, 2012 and 2011 were as follows (in thousands):

	June 30, 2012	% of Net sales	June 30, 2011	% of Net sales	$ Change	% Change
Sales and marketing	$3,239	15%	$3,264	20%	$(25)	(1)%
General and administrative	2,956	14%	3,341	20%	(385)	(12)%
Research and development	1,021	5%	1,692	10%	(671)	(40)%
Acquisition related items	518	2%	325	2%	193	59%
Amortization	233	1%	245	2%	(12)	(5)%

Total operating expenses	$7,967	37%	$8,867	54%	$900	(10)%

Sales and Marketing Expenses. Sales and marketing expenses consist primarily of payroll, commissions, participation at trade shows and travel costs for our worldwide sales and marketing staff, advertising expense and costs of operating our websites. The slight decrease in sales and marketing expense was primarily due to decreased headcount. We expect sales and marketing expenses as a percentage of net sales in fiscal 2013 to approximate fiscal year 2012 levels.

General and Administrative Expenses. General and administrative expenses include salaries and benefits for our executive and administrative personnel, facilities costs and professional services, such as legal and accounting. The decrease in general and administrative expenses was primarily related to timing differences in the amount of professional fees incurred. During the three months ended June 30, 2012, a smaller proportion of professional fees were incurred relative to the same period in the prior year. We expect general and administrative expenses in fiscal 2013 to approximate fiscal year 2012 levels.

Research and Development Expenses. Research and development expenses include the costs of developing and enhancing new and existing products. The decrease in research and development expenses primarily relates to the completion of activities related to audio products and software development during fiscal 2012. We expect research and development expenses in fiscal 2013 to be lower than fiscal year 2012 levels.

Acquisition related items. Acquisition related items relate to accounting for the Tritton acquisition, which include adjustments to contingent consideration valuation, which will continue to be adjusted through fiscal 2015 when the contingent consideration will be fully paid.

Amortization Expenses. Amortization expenses consist of the amortization of the acquired intangible assets from Saitek, Joytech and Tritton. The slight decrease in amortization expenses was due to intangibles acquired in the Joytech and Saitek acquisitions that have become fully amortized.

Interest Expense, net, Foreign Exchange Gain, Change in Fair Value of Warrant Liability and Other Income

Interest expense, net, foreign exchange gain, change in fair value of warrant liability and other income for the three months ended June 30, 2012 and 2011 were as follows (in thousands):

	June 30,	June 30,	$	%
	2012	2011	Change	Change
Interest expense, net	$(269)	$(162)	$(107)	(66)%
Foreign exchange gain	$256	$15	$241	1,607%
Change in fair value of warrant liability	$190	$994	$(804)	(81)%
Other income	$65	$28	$37	132%

The increase in interest expense is due to the gain on debt extinguishment that occurred in 2011 as a result of the repayment of the convertible notes.

The foreign exchange gain in the three month periods ended June 30, 2012 and 2011 primarily relates to the revaluation of receivables arising from sales made at our foreign subsidiaries in non-local currencies and the revaluation of intercompany payables arising from product purchases at our foreign subsidiaries.

The change in fair value of warrant liability recorded in the three months periods ended June 30, 2012 and 2011 represents the change in fair value of the Warrants issued in connection with the Securities Purchase Agreement.

Other income recorded in the three months ended June 30, 2012 primarily consists of a recovery of accrued goods and service taxes in Canada and to a lesser extent advertising income from our GameShark.com website. Other income recorded in the three months ended June 30, 2011 primarily relates to advertising income from our GameShark.com website.

Income Tax Expense (Benefit)

Income tax expense (benefit) for the three months ended June 30, 2012 and 2011 was as follows (in thousands):

June 30, 2012	Effective Tax Rate	June 30, 2011	Effective Tax Rate	$ Change	% Change

$267	(18)%	$(562)	14%	$829	(148)%

The Company’s effective tax rate is a blended rate for different jurisdictions in which the Company operates. The effective tax rate fluctuates depending on the taxable income in each jurisdiction and the statutory income tax rates in those jurisdictions, in which we do business, including our U.S. operating company, and our Canadian parent company for which we continue to provide a full valuation allowance against its losses. The Company will continue to evaluate the realizability of its net deferred tax asset on an ongoing basis to identify whether any significant changes in circumstances or assumptions have occurred that could materially affect the realizability of deferred tax assets and expects to release the valuation allowance when it has sufficient positive evidence, including but not limited to cumulative earnings in successive recent periods, to overcome such negative evidence. The change in the effective tax rate in the first quarter of fiscal 2013 versus the first quarter of fiscal 2012 was primarily due to the book income in certain jurisdictions in the first quarter fiscal 2013 as compared to losses in those jurisdictions in the first quarter of fiscal 2012.

Liquidity and Capital Resources

Sources of Liquidity

	As of and for the
	Three months ended June 30,
(in thousands)	2012	2011	Change
Cash	$1,814	$1,973	$(159)
Percentage of total assets	2.6%	3.0%
Cash provided by (used in) operating activities	$3,280	$(5,757)	$9,037
Cash used in investing activities	(257)	(1,106)	849
Cash provided by (used in) financing activities	(3,497)	4,735	(8,232)
Effect of foreign exchange on cash	(186)	367	(553)

Net decrease in cash	$(660)	$(1,761)	$1,101

At June 30, 2012, cash was approximately $1.8 million compared to cash of approximately $2.5 million at March 31, 2012 and $2.0 million at June 30, 2011. Our primary sources of liquidity include a revolving line of credit (as discussed below under Cash Flows from Financing Activities), cash on hand and cash flows generated from operations.

Cash Flows from Operating Activities

Our cash flows from operating activities have typically included the collection of customer receivables generated by the sale of our products, offset by payments to vendors for materials and manufacture of our products. For the three months ended June 30, 2012, cash provided by operating activities was $3.3 million compared to cash used in operating activities of $5.8 million for the three months ended June 30, 2011. Cash provided by operations for the three months ended June 30, 2012 primarily related to decreases in inventory. Cash used in operations for the three months ended June 30, 2011 primarily related to decreases in accounts payable and accrued liabilities. We are focused on effectively managing our overall liquidity position by continuously monitoring expenses, inventory levels and managing our accounts receivable collection efforts.

Cash Flows from Investing Activities

Cash used in investing activities was $0.3 million during the three months ended June 30, 2012 and $1.1 million during the three months ended June 30, 2011. Net cash used in investing activities in both three month periods ended June 30, 2012 and 2011 consisted of capital expenditures to support our operations and were made up primarily of production molds, and to a lesser extent, computers and machinery and equipment.

Cash Flows from Financing Activities

Cash used in financing activities during the three months ended June 30, 2012 of $3.5 million was a result of net repayments under our line of credit. For the three months ended June 30, 2011, cash provided by financing activities of $4.7 million was a result of net borrowings under our line of credit and net proceeds received for the issuance of common stock, partially offset by repayment of the convertible notes.

We maintain a Credit Facility with Wells Fargo Capital Finance, LLC (“Wells Fargo”) to borrow up to $30 million under a revolving line of credit subject to the availability of eligible collateral (accounts receivable and inventories), which changes throughout the year. On August 1, 2012, we amended the line of credit to extend the maturity date to October 31, 2015. Prior to August 1, 2012, the line of credit accrued interest on the daily outstanding balance at the U.S. prime rate plus 2.0% per annum. Under the amended line of credit, interest accrues on the daily outstanding balance at an interest rate that ranges from U.S. prime rate plus 0.25% to U.S. prime rate plus 1.0% per annum depending upon the fixed charge coverage ratio. At June 30, 2012, the interest rate was 5.25%. We are also required to pay a monthly service fee of $1,500 and an unused line fee equal to 0.25% of the unused portion of the loan. Borrowings under the Credit Facility are secured by a first priority interest in the inventories, equipment, accounts receivable and investment properties of certain of our subsidiaries and by a pledge of all of the capital stock of our subsidiaries and is guaranteed by the Company. We are required to meet a quarterly covenant based on our trailing four quarter’s coverage of fixed charges as well as a monthly year-to-date EBITDA covenant. We were in compliance with this covenant at June 30, 2012.

In connection with the Company’s acquisition of Tritton, we are obligated to make certain payments to former Tritton shareholders of up to $8.7 million based on the achievement of certain specific performance measures. In May 2011, the Company made the first payment for $1.5 million. The maximum earn out for fiscal year ended March 31, 2012 of $1.6 million was achieved, and $842,000 of this amount has been paid through July 2012. The remaining $750,000, which is net of the $8,000 working capital adjustment, will be paid prior to December 31, 2012, including interest accruing at an annual rate of 7%. The aggregate fair value of the remaining payments was $4.0 million as of June 30, 2012, and is reflected in the Company’s consolidated balance sheet.

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

Contractual Obligations and Commitments

There have been no material changes to our contractual obligations from the information provided in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, included in our Annual Report on Form 10-K for the fiscal year ended March 31, 2012.

As of June 30, 2012 and March 31, 2012, we did not have any relationships with unconsolidated entities or financial parties, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As such, we are not exposed to any financing, liquidity, market, or credit risk that could arise if we had engaged in such relationships.

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

	Three months ended June 30,
	2012	2011
Net income (loss)	$(1,717)	$(3,484)
Adjustments:
Interest expense, net	269	162
Income tax expense (benefit)	267	(562)
Depreciation and amortization	779	801

EBITDA (loss)	$(402)	$(3,083)
Change in fair value of warrant liability	(190)	(994)

Adjusted EBITDA (loss)	$(592)	$(4,077)

Forward-Looking Statements

Certain statements in this Quarterly Report on Form 10-Q are not historical fact and constitute “forward-looking statements” within the meaning of Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended and constitute “forward-looking information” as defined in applicable Canadian securities legislation (collectively “forward-looking statements”). These forward-looking statements may address, among other things, our strategy for growth, business development, market and competitive position, financial results, expected revenue, expense levels in the future and the sufficiency of our existing assets to fund future operations and capital spending needs. These statements relate to our expectations, hopes, beliefs, anticipations, commitments, intentions and strategies regarding the future, and may be identified by the use of words or phrases such as “believe,” “expect,” “anticipate,” “should,” “plan,” “estimate,” and “potential,” among others. Specifically this document contains forward-looking statements regarding, among other things, the continuance of seasonal fluctuations in the Company’s sales, inventories, receivables, payables and cash; the effect of currency exchange rate fluctuations; the sufficiency of funds available to meet operational needs, including contingency payments related to the Tritton acquisition; and our expectations for fiscal 2013 in respect of our gross profit margin and operating expenses and effective tax rates.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

For the first quarter of fiscal 2013, our management with the participation of our Chief Executive Officer and our Chief Financial Officer evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of June 30, 2012. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Accordingly, our disclosure controls and procedures have been designed to provide reasonable assurance of achieving their objectives. Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that as of such date, our disclosure controls and procedures were effective at the reasonable assurance level in ensuring that information required to be disclosed by us in the reports that we file under the Exchange Act is recorded, processed, summarized and reported within the time period specified in the rules and forms of the Securities and Exchange Commission.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting during the quarter ended June 30, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. Our process for evaluating controls and procedures is continuous and encompasses constant improvement of the design and effectiveness of established controls and procedures and the remediation of any deficiencies which may be identified during the process.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

On July 6, 2012, the Company’s subsidiaries Mad Catz, Inc. and Mad Catz Interactive Asia Limited filed a complaint styled Mad Catz, Inc. et. al. v. KnowledgeTech Corp., Case No. 37-2012-00100125-CU-BC-CTL, in the Superior Court of California, County of San Diego. The complaint alleges that KnowledgeTech Corp. breached its contract with the plaintiffs for failing to issue credits for defective and returned product. The plaintiffs are seeking damages in the amount of $917,785. The case is in its early stages and no answer has been served as of this date.

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

Item 1A. Risk Factors

There have been no material changes to the risk factors as previously disclosed in our Annual Report on Form 10-K for the fiscal year ended March 31, 2012.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3. Defaults Upon Senior Securities

None

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None

Item 6. Exhibits

10.1	Fourth Amended and Restated Loan Agreement dated as of August 1, 2012, by and between Mad Catz, Inc. and Wells Fargo Capital Finance, LLC (Filed as an exhibit to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 2, 2012 and incorporated herein by reference.)

31.1	Certification of Registrant’s Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Registrant’s Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Registrant’s Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002. This certification is being furnished solely to accompany this Quarterly Report on Form 10-Q and is not being filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and is not to be incorporated by reference into any filing of the Company.

32.2	Certification of Registrant’s Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002. This certification is being furnished solely to accompany this Quarterly Report on Form 10-Q and is not being filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and is not to be incorporated by reference into any filing of the Company.

101	The following materials from Mad Catz Interactive, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012, formatted in XBRL (Extensible Business Reporting Language) and furnished electronically herewith: (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Cash Flows, and (iv) Notes to Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MAD CATZ INTERACTIVE, INC.

August 8, 2012	/s/ Darren Richardson
Darren Richardson
President and Chief Executive Officer

August 8, 2012	/s/ Allyson Evans
Allyson Evans
Chief Financial Officer