Form 10-Q
period 2012-09-30
MAD CATZ INTERACTIVE INC
filed 2012-11-06
CIK 1088162

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2012

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

There were 63,477,399 shares of the registrant’s common stock issued and outstanding as of November 2, 2012.

MAD CATZ INTERACTIVE, INC.

FORM 10-Q

FOR THE PERIOD ENDED SEPTEMBER 30, 2012

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

MAD CATZ INTERACTIVE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands of U.S. dollars, except share data)

(Unaudited)

	September 30,	March 31,
	2012	2012
Assets
Current assets:
Cash	$2,546	$2,474
Accounts receivable, net	23,407	15,278
Other receivables	1,280	1,196
Inventories	29,240	32,521
Deferred tax assets	110	110
Income tax receivable	1,747	1,747
Prepaid expenses and other current assets	3,965	3,305

Total current assets	62,295	56,631
Deferred tax assets	450	440
Other assets	835	863
Property and equipment, net	3,487	4,037
Intangible assets, net	4,148	4,626
Goodwill	10,484	10,476

Total assets	$81,699	$77,073

Liabilities and Shareholders’ Equity
Current liabilities:
Bank loan	$21,880	$16,654
Accounts payable	20,300	17,634
Accrued liabilities	6,491	6,401
Contingent consideration, current	1,682	1,600
Income taxes payable	1,083	1,375

Total current liabilities	51,436	43,664
Contingent consideration	1,969	2,769
Warrant liability	623	693
Deferred tax liabilities	242	245
Other long-term liabilities	167	211

Total liabilities	54,437	47,582
Shareholders’ equity:
Common stock, no par value, unlimited shares authorized; 63,477,399 and 63,462,399 shares issued and outstanding at September 30, 2012 and March 31, 2012	59,823	59,432
Accumulated other comprehensive loss	(2,071)	(1,618)
Accumulated deficit	(30,490)	(28,323)

Total shareholders’ equity	27,262	29,491

Total liabilities and shareholders’ equity	$81,699	$77,073

See accompanying notes to unaudited condensed consolidated financial statements.

MAD CATZ INTERACTIVE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(in thousands of U.S. dollars, except share and per share data)

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Net sales	$31,215	$25,751	$53,037	$42,214
Cost of sales	22,228	18,321	37,775	30,838

Gross profit	8,987	7,430	15,262	11,376
Operating expenses:
Sales and marketing	4,000	3,748	7,239	7,012
General and administrative	2,820	3,260	5,776	6,601
Research and development	1,217	1,499	2,238	3,191
Acquisition related items	206	267	724	592
Amortization of intangible assets	232	241	465	486

Total operating expenses	8,475	9,015	16,442	17,882

Operating income (loss)	512	(1,585)	(1,180)	(6,506)
Interest expense, net	(251)	(285)	(520)	(447)
Foreign exchange loss, net	(250)	183	6	198
Change in fair value of warrant liability	(120)	1,540	70	2,534
Other income	12	4	77	32

Loss before income taxes	(97)	(143)	(1,547)	(4,189)
Income tax expense (benefit)	353	343	620	(219)

Net loss	$(450)	$(486)	$(2,167)	$(3,970)

Basic net loss per share	$(0.01)	$(0.01)	$(0.03)	$(0.06)

Diluted net loss per share	$(0.01)	$(0.01)	$(0.03)	$(0.06)

Weighted average shares — basic	63,467,779	63,444,069	63,465,104	62,731,643

Weighted average shares — diluted	63,467,779	63,444,069	63,465,104	62,731,643

See accompanying notes to unaudited condensed consolidated financial statements.

MAD CATZ INTERACTIVE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited)

(in thousands of U.S. dollars)

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Net loss	$(450)	$(486)	$(2,167)	$(3,970)
Other comprehensive income (loss), before tax:
Foreign currency translation adjustments	707	(1,064)	(453)	(979)

Total other comprehensive income (loss)	707	(1,064)	(453)	(979)

Comprehensive income (loss)	$257	$(1,550)	$(2,620)	$(4,949)

See accompanying notes to unaudited condensed consolidated financial statements.

MAD CATZ INTERACTIVE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands of U.S. dollars)

	Six Months Ended
	September 30,
	2012	2011
Cash flows from operating activities:
Net loss	$(2,167)	$(3,970)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,563	1,633
Amortization of deferred financing fees	92	74
Provision for deferred income taxes	(13)	23
Loss on disposal or sale of assets	—	22
Stock-based compensation	384	279
Contingent consideration, net of payments	170	592
Change in fair value of warrant liability	(70)	(2,534)
Changes in operating assets and liabilities:
Accounts receivable	(8,352)	3,952
Other receivables	(87)	(425)
Inventories	3,191	(5,838)
Prepaid expenses and other current assets	(677)	(387)
Other assets	(9)	(19)
Accounts payable	2,593	6,593
Accrued liabilities	87	(5,114)
Income taxes receivable/payable	(300)	(1,173)

Net cash used in operating activities	(3,595)	(6,292)

Cash flows from investing activities:
Purchases of property and equipment	(566)	(1,667)

Net cash used in investing activities	(566)	(1,667)

Cash flows from financing activities:
Payment of contingent consideration	(888)	(1,546)
Payment of financing costs	(100)	—
Repayments of convertible notes	—	(14,500)
Proceeds from issuance of common stock and warrants, net of issuance costs of $820	—	11,351
Repayments on bank loan	(33,926)	(50,837)
Borrowings on bank loan	39,153	62,465
Proceeds from exercise of stock options	7	29

Net cash provided by financing activities	4,246	6,962

Effects of foreign exchange on cash	(13)	(22)

Net increase (decrease) in cash	72	(1,019)
Cash, beginning of period	2,474	3,734

Cash, end of period	$2,546	$2,715

Supplemental cash flow information:
Income taxes paid	$918	$899

Interest paid	$407	$392

Supplemental disclosure of non-cash investing and financing activities:
Fair value of warrants issued	$—	$3,250

See accompanying notes to unaudited condensed consolidated financial statements.

MAD CATZ INTERACTIVE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(1) Basis of Presentation

The condensed consolidated balance sheets and related condensed consolidated statements of operations, comprehensive income (loss) and cash flows contained in this Quarterly Report on Form 10-Q, which are unaudited, include the accounts of Mad Catz Interactive, Inc. (the “Company”) and its wholly-owned subsidiaries. Intercompany balances and transactions have been eliminated in consolidation. In the opinion of management, all entries necessary for a fair presentation of such condensed consolidated financial statements have been included. These entries consisted only of normal recurring items. The results of operations for the interim period are not necessarily indicative of the results to be expected for any other interim period or for the entire fiscal year. The Company generates a substantial percentage of net sales in the last three months of every calendar year, its fiscal third quarter. These condensed consolidated financial statement refer to the Company’s fiscal years ending March 31 as its “Fiscal” years.

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

(2) Correction of Immaterial Errors Related to Prior Periods

During the first quarter of fiscal year 2013, the Company’s management determined that its previously issued financial statements contained immaterial errors related to the omission of an accrual of a customer’s contractually agreed upon defective allowance. The Company corrected the errors by revising the fiscal 2012 balances. The total effect of this revision to prior period financial statements was a decrease to shareholders’ equity and accounts receivable of $253,000 over the amounts previously reported in the consolidated financial statements for the year ended March 31, 2012. The revision applicable to the three and six month period ended September 30, 2011 was a decrease of $6,000 and $7,000, respectively, to net sales.

(3) Recently Issued Accounting Standards

The Company has adopted the following new accounting standards:

Presentation of Comprehensive Income: In June 2011, the Financial Accounting Standard Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2011-05, requiring entities to report components of other comprehensive income in either a single continuous statement or in two separate statements. In December 2011, the FASB issued ASU 2011-12, “Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05”. The amendments in ASU 2011-12 defer the requirement to present reclassification adjustments for each component of accumulated other comprehensive income in both net income and other comprehensive income on the face of the financial statements. The amendments in ASU 2011-12 are effective at the same time as ASU 2011-05 so that entities will not be required to comply with the presentation requirements in ASU 2011-05 that ASU 2011-12 is deferring. The amendments in ASU 2011-12 are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. The adoption of these amended standards affected the presentation of the Company’s other comprehensive income but not the Company’s financial position or results of operations.

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

The following tables provide a summary of the recognized assets and liabilities carried at fair value on a recurring basis as of September 30, 2012 and March 31, 2012 (in thousands):

	Balance as of September 30, 2012	Basis of Fair Value Measurements
		Level 1	Level 2	Level 3
Liabilities:
Contingent consideration, net of working capital (Note 5)	$(3,651)	$—	$—	$(3,651)
Warrant liability (Note 7)	(623)	—	—	(623)

	$(4,274)	$—	$—	$(4,274)

	Balance as of March 31, 2012	Basis of Fair Value Measurements
		Level 1	Level 2	Level 3
Liabilities:
Contingent consideration, net of working capital (Note 5)	$(4,369)	$—	$—	$(4,369)
Warrant liability (Note 7)	(693)	—	—	(693)

	$(5,062)	$—	$—	$(5,062)

The following tables provide a roll forward of the Company’s level three fair value measurements during the six months ended September 30, 2012, which consist of the Company’s contingent consideration liability and warrant liability (in thousands):

Contingent consideration, net of working capital:
Balance at March 31, 2012	$(4,369)
Contingent consideration payment	1,442
Increases during the year – acquisition related expense	(724)

Balance at September 30, 2012	$(3,651)

Warrant liability:
Balance at March 31, 2012	$(693)
Change in fair value of warrant liability	70

Balance at September 30, 2012	$(623)

(5) Contingent Consideration

In connection with the fiscal year 2011 acquisition of Tritton Technologies Inc. (“Tritton”), the Company has a contingent consideration arrangement that requires the Company to pay the former owners of Tritton additional consideration based on a percentage of future sales of Tritton products over a five year period, subject to maximum annual amounts, up to an aggregate of $8.7 million. The fair value of the contingent consideration arrangement has been determined primarily by using the income approach and using a discount rate of approximately 14 percent. The amount paid for contingent consideration is expected to be reduced by the amount of any working capital adjustment. In May 2011, the Company paid $1,546,000 under this arrangement. The maximum earn out for fiscal year ended March 31, 2012 of $1,600,000 was achieved, and $1,442,000 of this amount has been paid as of September 30, 2012. The remaining $150,000, which is net of the $8,000 working capital adjustment, will be paid out prior to December 31, 2012, including interest accruing at an annual rate of 7 percent. The remaining annual payments will be made in May of each year through 2015.

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

(6) Inventories

Inventories consist of the following (in thousands):

	September 30, 2012	March 31, 2012
Raw materials	$2,113	$2,456
Semi finished goods	—	8
Finished goods	27,127	30,057

Inventories	$29,240	$32,521

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

The fair value of the Warrants decreased from $693,000 as of March 31, 2012 to $623,000 as of September 30, 2012, which resulted in a $70,000 gain from the change in fair value of warrants for the six months ended September 30, 2012.

These Warrants are not traded in an active securities market, and as such, the Company estimates the fair value of the Warrants using the Black-Scholes option pricing model using the following assumptions:

As of September 30, 2012
Expected term	4.0 years
Common stock market price	$0.61
Risk-free interest rate	0.47%
Expected volatility	95.84%

As of March 31, 2012
Expected term	4.5 years
Common stock market price	$0.62
Risk-free interest rate	0.91%
Expected volatility	94.09%

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

(8) Basic and Diluted Net Loss per Share

Basic loss per share is calculated by dividing the net loss by the weighted average number of common shares outstanding during the reporting period. Diluted loss per share includes the impact of potentially dilutive securities.

	Three Months Ended September 30,		Six months Ended September 30,
	2012	2011	2012	2011
Numerator:
Net loss	$(450)	$(486)	$(2,167)	$(3,970)
Effect of convertible notes payable	—	—	—	—

Numerator for diluted net loss per share	(450)	(486)	(2,167)	(3,970)

Denominator:
Weighted average shares used to compute basic loss per share	63,467,779	63,444,069	63,465,104	62,731,643
Effect of convertible debt	—	—	—	—
Effect of dilutive share share-based awards	—	—	—	—

Denominator for diluted net loss per share	63,467,779	63,444,069	63,465,104	62,731,643

Basic loss per share	$(0.01)	$(0.01)	$(0.03)	$(0.06)
Diluted loss per share	$(0.01)	$(0.01)	$(0.03)	$(0.06)

Outstanding options to purchase an aggregate of 8,616,766 and 8,285,748 shares of the Company’s common stock for the three and six months ended September 30, 2012, respectively, and 7,238,110 and 6,816,657 shares of the Company’s common stock for the three and six months ended September 30, 2011, respectively, were excluded from diluted net loss per share calculations because inclusion of such options would have an anti-dilutive effect during these periods. Outstanding warrants to purchase an aggregate of 2,540,918 shares of the Company’s common stock for each of the three and six months ended September 30, 2012, and 2,540,918 and 2,082,720 shares of the Company’s common stock for the three and six months ended September 30, 2011, respectively, were excluded from the diluted net loss per share calculations because of their anti-dilutive effect during the period. Weighted average shares of 949,189 related to the convertible notes payable were excluded from the calculation for the six month period ended September 30, 2011 because of their anti-dilutive effect during the period.

(9) Geographic Data and Concentrations

The Company’s sales are attributed to the following geographic regions (in thousands):

	Three months ended September 30,		Six months ended September 30,
	2012	2011	2012	2011
Net sales:
United States	$12,700	$11,115	$22,183	$20,110
Europe	14,970	12,691	24,766	19,068
Canada	943	875	1,899	1,512
Other countries	2,602	1,070	4,189	1,524

	$31,215	$25,751	$53,037	$42,214

Revenue is attributed to geographic regions based on the location of the customer. During the three and six months ended September 30, 2012, one customer individually accounted for approximately 27% and 26% of the Company’s gross sales, respectively, one other customer individually accounted for approximately 11% and 10% of the Company’s gross sales, respectively and one other customer accounted for 11% and 9% of the Company’s gross sales, respectively. During the three and six months ended September 30, 2011, one customer individually accounted for approximately 24% and 22% of the Company’s gross sales, respectively, and one other customer individually accounted for approximately 12% and 11% of the Company’s gross sales, respectively. At September 30, 2012, three different customers represented approximately 27%, 14% and 11% of accounts receivable, respectively. At September 30, 2011, one customer represented 32% of accounts receivable and another customer represented 13% of accounts receivable. At September 30, 2012 and 2011, there were no other customers which accounted for greater than 10% of accounts receivable or gross sales.

Item  2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Unless the context otherwise requires, all references in this section to the “Company”, “we”, “us” or “our” refer, collectively, to Mad Catz Interactive, Inc. and all of its subsidiaries, and all references in this section to “Mad Catz” refer to Mad Catz Interactive, Inc.

This section contains forward-looking statements and forward looking information (collectively “forward-looking statements”) as defined in applicable securities legislation which involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors including those set out under “Forward-looking Statements” herein and in “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended March 31, 2012 and in Part II Other Information — Item 1A. Risk Factors in this Quarterly Report on Form 10-Q. The following discussion should be read in conjunction with our condensed consolidated financial statements and related notes included in this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K for the fiscal year ended March 31, 2012.

Overview

Our Business

We design, manufacture (primarily through third parties in Asia), sell, market and distribute products for all major videogame platforms, the PC and Mac and, to a lesser extent, the iPod and other audio devices. Our accessories are marketed primarily under the Mad Catz, Tritton, Saitek, GameShark and AirDrives brands; we also produce for selected customers a limited range of products which are marketed on a “private label” basis. Our products include videogame, PC and audio accessories, such as control pads, steering wheels, joysticks, memory cards, video cables, flight sticks, dance pads, microphones, car adapters, carry cases, mice, keyboards and headsets. We also develop flight simulation software through our internal ThunderHawk StudiosTM. We also publish and distribute videogames.

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

Potential Fluctuations in Foreign Currency

During the three and six month periods ended September 30, 2012, approximately 59% and 58% of total net sales were transacted outside of the United States, respectively. The majority of our international business is presently conducted in currencies other than the U.S. dollar. Foreign currency transaction gains and losses arising from normal business operations are credited to or charged against earnings in the period incurred. As a result, fluctuations in the value of the currencies in which we conduct our business relative to the U.S. dollar will cause currency transaction gains and losses, which we have experienced in the past and continue to experience. Due to the volatility of currency exchange rates, among other factors, we cannot predict the effect of exchange rate fluctuations upon future operating results. There can be no assurances that we will not experience currency losses in the future. To date we have not hedged against foreign currency exposure.

Critical Accounting Policies

Our critical accounting principles and estimates remain consistent with those reported in our Annual Report on Form 10-K for the year ended March 31, 2012, as filed with the SEC.

RESULTS OF OPERATIONS

Net Sales

From a geographical perspective, our net sales for the three and six months ended September 30, 2012 and 2011 were as follows (in thousands):

	Three months ended September 30,				$	%
	2012	% of total	2011	% of total	Change	Change
United States	$12,700	41%	$11,115	43%	$1,585	14%
Europe	14,970	48%	12,691	49%	2,279	18%
Canada	943	3%	875	4%	68	8%
Other countries	2,602	8%	1,070	4%	1,532	143%

Consolidated net sales	$31,215	100%	$25,751	100%	$5,464	21%

	Six months ended September 30,				$	%
	2012	% of total	2011	% of total	Change	Change
United States	$22,183	42%	$20,110	48%	$2,073	10%
Europe	24,766	47%	19,068	45%	5,698	30%
Canada	1,899	3%	1,512	3%	387	26%
Other countries	4,189	8%	1,524	4%	2,665	175%

Consolidated net sales	$53,037	100%	$42,214	100%	$10,823	26%

For the three months ended September 30, 2012, consolidated net sales increased 21% as compared to the three month period ended September 30, 2011. The main drivers of the increase in net sales were strong European and U.S. demand for the Tritton-branded headsets and software sales. Additionally, net sales in other countries in the second quarter of fiscal year 2013 increased due to sales of the R.A.T. line of products.

For the six months ended September 30, 2012, consolidated net sales increased 26% as compared to the six months ended September 30, 2011. The preponderance of the increase in net sales occurred during the latter part of the six month period for the reasons described above.

Our sales by platform as a percentage of gross sales for the three and six months ended September 30, 2012 and 2011 were as follows:

	Three months ended		Six months ended
	September 30,		September 30,
	2012	2011	2012	2011
Xbox 360	32%	36%	30%	31%
PC and Mac	31%	28%	33%	29%
PlayStation 3	10%	7%	8%	7%
Wii	0%	2%	1%	3%
Handheld Consoles(a)	1%	2%	1%	2%
GameCube	0%	1%	0%	1%
All others(b)	26%	24%	27%	27%

Total	100%	100%	100%	100%

(a)	Handheld consoles include Sony PSP and Vita and Nintendo DS, DS Lite, DSi, DS XL and 3DS.
(b)	All others include universal products which can be used on multiple platforms.

Sales of PC products increased primarily due to sales of the R.A.T. line of products. Sales of products designed for use with the PlayStation 3 platform increased due to software sales for this platform. Sales of products designed for use with the Wii platform continued to decline in anticipation of the release of a successor platform later in the year.

Our sales by product category as a percentage of gross sales for the three and six months ended September 30, 2012 and 2011 were as follows:

	Three months ended		Six months ended
	September 30,		September 30,
	2012	2011	2012	2011
Audio	44%	43%	44%	38%
Specialty controllers	14%	22%	14%	23%
PC and Mac Devices	20%	14%	20%	14%
Controllers	5%	11%	7%	13%
Accessories	7%	9%	8%	11%
Games	10%	1%	7%	1%

Total	100%	100%	100%	100%

The increase in audio products is primarily related to sales of Tritton-branded products. The increase in PC and Mac devices is primarily related to sales of the R.A.T. line of products. The decrease in specialty controllers as a percentage of total gross sales primarily related to the decrease in sales of our accessories compatible with the Rock Band 3 game. The decrease in controllers was primarily related to products compatible with the Xbox 360 and Wii. The increase in games is related to the release of software during the quarter.

Our sales by brand as a percentage of gross sales for the three and six months ended September 30, 2012 and 2011 were as follows:

	Three months ended		Six months ended
	September 30,		September 30,
	2012	2011	2012	2011
Mad Catz	51%	54%	49%	56%
Tritton	39%	33%	40%	29%
Saitek	8%	10%	9%	11%
All others	2%	3%	2%	4%

Total	100%	100%	100%	100%

During the quarter ended June 30, 2012, products previously offered under our Cyborg brand began a transition to our Mad Catz brand, which was completed during the second quarter of fiscal 2013. As a result, the sales reported in the prior period under the Cyborg brand have been reclassified as sales of our Mad Catz brand. In addition, sales previously reported as Eclipse have been reclassified as Other.

The decrease in Mad Catz products primarily related to the decrease in sales of our accessories compatible with the Rock Band 3 game, partially offset by an increase related to sales of the R.A.T. branded line of products and software offerings. The increase in Tritton as a percentage of total gross sales primarily related to strong audio headset demand.

Gross Profit

Gross profit is defined as net sales less cost of sales. Cost of sales consists of product costs, cost of licenses and royalties, cost of freight-in and freight-out and distribution center costs, including depreciation and other overhead.

The following table presents net sales, cost of sales and gross profit for the three and six months ended September 30, 2012 and 2011 (in thousands):

	Three months ended September 30,
		% of Net		% of Net	$	%
	2012	Sales	2011	Sales	Change	Change
Net sales	$31,215	100%	$25,751	100%	$5,464	21%
Cost of sales	22,228	71%	18,321	71%	3,907	21%

Gross profit	$8,987	29%	$7,430	29%	$1,557	21%

	Six months ended September 30,
		% of Net		% of Net	$	%
	2012	Sales	2011	Sales	Change	Change
Net sales	$53,037	100%	$42,214	100%	$10,823	26%
Cost of sales	37,775	71%	30,838	73%	6,937	22%

Gross profit	$15,262	29%	$11,376	27%	$3,886	34%

Gross profit for the three months ended September 30, 2012 increased 21%, while gross profit as a percentage of net sales, or gross profit margin, remained 29%. Gross profit for the six months ended September 30, 2012 increased 34%, while gross profit margin, increased from 27% to 29%. We expect the gross profit margins to remain in the current range, although the gross profit margins may fluctuate due to factors such as changes in product mix and exchange rate fluctuations.

Operating Expenses

Operating expenses for the three and six months ended September 30, 2012 and 2011 were as follows (in thousands):

	Three months ended September 30,
		% of Net		% of Net	$	%
	2012	Sales	2011	Sales	Change	Change
Sales and marketing	$4,000	13%	$3,748	14%	$252	7%
General and administrative	2,820	9%	3,260	13%	(440)	(13)%
Research and development	1,217	4%	1,499	6%	(282)	(19)%
Acquisition related items	206	0%	267	1%	(61)	(23)%
Amortization	232	1%	241	1%	(9)	(4)%

Total operating expenses	$8,475	27%	$9,015	35%	$(540)	(6)%

	Six months ended September 30,
		% of Net		% of Net	$	%
	2012	Sales	2011	Sales	Change	Change
Sales and marketing	$7,239	14%	$7,012	16%	$227	3%
General and administrative	5,776	11%	6,601	16%	(825)	(12)%
Research and development	2,238	4%	3,191	8%	(953)	(30)%
Acquisition related items	724	1%	592	1%	132	22%
Amortization	465	1%	486	1%	(21)	(4)%

Total operating expenses	$16,442	31%	$17,882	42%	$(1,440)	(8)%

Sales and Marketing. Sales and marketing expenses consist primarily of payroll, commissions, participation at trade shows and travel costs for our worldwide sales and marketing staff, advertising expense and costs of operating our websites. The increase in sales and marketing expense was primarily due to increased marketing spending and exchange rate fluctuations. We expect sales and marketing expenses as a percentage of net sales in fiscal 2013 to approximate fiscal year 2012 levels.

General and Administrative. General and administrative expenses include salaries and benefits for our executive and administrative personnel, facilities costs and professional services, such as legal and accounting. The decrease in general and administrative expenses for the six month period was primarily related to decreased legal fees related to defending the Company in legal actions arising in the ordinary course of its business. We expect general and administrative expenses in fiscal 2013 to be slightly lower than fiscal year 2012 levels.

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

Acquisition related items. Acquisition related items relate to accounting for the Tritton acquisition, which include transaction costs and adjustments to the liability for contingent consideration, which will continue to be adjusted through fiscal 2015 when the contingent consideration will be fully paid.

Amortization. Amortization expenses consist of the amortization of the acquired intangible assets from Saitek, Joytech and Tritton. The slight decrease in amortization expenses was due to intangibles acquired in the Joytech and Saitek acquisitions that have become fully amortized.

Interest Expense, net, Foreign Exchange (Loss) Gain, Change in Fair Value of Warrant Liability and Other Income

Interest expense, net, foreign exchange (loss) gain, change in fair value of warrant liability and other income for the three and six months ended September 30, 2012 and 2011 were as follows (in thousands):

	Three months ended September 30,
		% of Net		% of Net	$	%
	2012	Sales	2011	Sales	Change	Change
Interest expense, net	$(251)	1%	$(285)	1%	$34	12%
Foreign exchange (loss) gain	$(250)	1%	$183	1%	$(433)	(237)%
Change in fair value of warrant liability	$(120)	0%	$1,540	6%	$(1,660)	(108)%
Other income	$12	0%	$4	0%	$8	200%

	Six months ended September 30,
	2012	% of Net Sales	2011	% of Net Sales	$ Change	% Change
Interest expense, net	$(520)	1%	$(447)	1%	$(73)	(16)%
Foreign exchange gain	$6	0%	$198	1%	$(192)	(97)%
Change in fair value of warrant liability	$70	0%	$2,534	6%	$(2,464)	(97)%
Other income	$77	0%	$32	0%	$45	141%

The decrease in interest expense during the three month period ended September 30, 2012 is related to lower interest rates as a result of the loan amendment. The increase in interest expense during the six month period ended September 30, 2012 is related to higher outstanding revolving credit balances during the period.

The foreign exchange loss in the three month period ended September 30, 2012 is due primarily to the decrease in value of the U.S. dollar and Hong Kong dollar versus the Great British Pound and the Euro during the period. The foreign exchange gains in the three and six month periods ended September 30, 2011 and six month period ended September 30, 2012 are due primarily to the rise in value of the U.S. dollar and Hong Kong dollar versus the Great British Pound and the Euro during those periods.

The change in fair value of warrant liability recorded in all periods represents the change in fair value of the Warrants issued in connection with the Securities Purchase Agreement. Specifically, the change in the Company’s stock price changes the value of the warrant liability and resulted in loss or income during the three and six month periods.

Other income during the three and six month periods ended September 30, 2012 primarily consists of a recovery of accrued goods and service taxes in Canada and to a lesser extent, advertising income from our GameShark.com website.

Income Tax Expense (Benefit)

Income tax expense (benefit) for the three and six months ended September 30, 2012 and 2011 was as follows (in thousands):

	Three months ended September 30,
		Effective		Effective	$	%
	2012	Tax Rate	2011	Tax Rate	Change	Change
Income tax expense	$353	(364)%	$343	(240)%	$10	3%

	Six months ended September 30,
		Effective		Effective	$	%
	2012	Tax Rate	2011	Tax Rate	Change	Change
Income tax expense (benefit)	$620	(40)%	$(219)	(5)%	$839	(383)%

The Company’s effective tax rate is a blended rate for different jurisdictions in which the Company operates. The effective tax rate fluctuates depending on the taxable income in each jurisdiction and the statutory income tax rates in those jurisdictions in which we do business, including our U.S. operating company, and our Canadian parent company for which we continue to provide a full valuation allowance against its losses. The Company will continue to evaluate the realizability of its net deferred tax asset on an ongoing basis to identify whether any significant changes in circumstances or assumptions have occurred that could materially affect the realizability of deferred tax assets and will release the valuation allowance if there is sufficient positive evidence, including but not limited to cumulative earnings in successive recent periods, to overcome such negative evidence. The change in the effective tax rate in the second quarter of fiscal 2013 versus the second quarter of fiscal 2012 was primarily due to the book income in certain jurisdictions in the second quarter of fiscal 2013 as compared to losses in those jurisdictions in the second quarter of fiscal 2012.

For fiscal 2013, we project a 27% effective tax rate. Our current projected tax rate for fiscal 2013 could change significantly if actual results differ from our current outlook-based projections.

Liquidity and Capital Resources

Sources of Liquidity

	As of and for the six months ended September 30,
(in thousands)	2012	2011	Change
Cash	$2,546	$2,715	$(169)

Percentage of total assets	3%	4%
Cash used in operating activities	$(3,595)	$(6,292)	$2,697
Cash used in investing activities	(566)	(1,667)	1,101
Cash provided by financing activities	4.246	6,962	(2,716)
Effects of foreign exchange on cash	(13)	(22)	9

Net increase (decrease) in cash	$72	$(1,019)	1,091

At September 30, 2012, available cash was approximately $2.5 million compared to cash of approximately $2.5 million at March 31, 2012 and $2.7 million at September 30, 2011. Our primary sources of liquidity include a revolving line of credit (as discussed below under Cash Flows from Financing Activities), cash on hand at the beginning of the year and cash flows generated from operations during the year.

Cash Flows from Operating Activities

Our cash flows from operating activities have typically included the collection of customer receivables generated by the sale of our products, offset by payments to vendors for materials and manufacture of our products. For the six months ended September 30, 2012, cash used in operating activities was $3.6 million compared to cash used of $6.3 million for the six months ended September 30, 2011. Cash used in operating activities for the six months ended September 30, 2012 and 2011 primarily resulted from an increase of accounts receivable partially offset by a decrease in inventory. The decrease in cash usage during the fiscal year 2013 compared to the 2012 period is primarily due to a later scheduled peak season forecast which required less inventory build-up during the second fiscal quarter. We are focused on effectively managing our overall liquidity position by continuously monitoring expenses, inventory levels and managing our accounts receivable collection efforts.

Due to the seasonality of our business, we typically experience a large build-up in inventories beginning during our second fiscal quarter ending September 30, with corresponding increases in accounts payable and our bank loan balance. These increases are in anticipation of the holiday selling season, which occurs during our third fiscal quarter ending December 31. During the third quarter our inventories decrease and accounts receivable increase as a result of the annual holiday selling. A large percentage of our annual revenue is generated during our third quarter. During our fourth quarter ending March 31, the sales cycle completes with decreases in accounts receivable, inventory, accounts payable and bank loan and net increase in cash. We forecast the expected demand for the holiday selling season months in advance to ensure adequate quantities of inventory. Our sales personnel forecast holiday sales based on information received from our major customers as to expected product purchases for the holiday season, and we also utilize mathematical modeling techniques to forecast demand based on recent point-of-sale activity. If demand does not meet expectations, the result will be excess inventories, and/or reduced sales and the overall effect could result in a reduction to cash flows from operating activities following payment of accounts payable.

Cash Flows from Investing Activities

Cash used in investing activities was $0.6 million during the six months ended September 30, 2012 and $1.7 million during the six months ended September 30, 2011. In the six months ended September 30, 2012, net cash used in investing activities consisted of capital expenditures to support our operations and were primarily for production molds, and to a lesser extent, computers and furniture and fixtures. In the six months ended September 30, 2011, net cash used in investing activities consisted of capital expenditures to support our operations and were primarily for production molds, and to a lesser extent, computers and machinery and equipment.

Cash Flows from Financing Activities

Cash provided by financing activities during the six months ended September 30, 2012 of $4.2 million was a result of net borrowings under our line of credit, partially offset by repayment of the convertible notes. For the six months ended September 30, 2011, cash provided by financing activities of $7.0 million was a result of net borrowings under our line of credit and net proceeds received for the issuance of common stock, partially offset by repayment of the convertible notes.

We maintain a Credit Facility with Wells Fargo Capital Finance, LLC to borrow up to $30 million under a revolving line of credit subject to the availability of eligible collateral (accounts receivable and inventories), which changes throughout the year. On August 1, 2012, we amended the line of credit to extend the maturity date to October 31, 2015. Prior to August 1, 2012, the line of credit accrued interest on the daily outstanding balance at the U.S. prime rate plus 2.0% per annum. Under the amended line of credit, interest accrues on the daily outstanding balance at an interest rate that ranges from U.S. prime rate plus 0.25% to U.S. prime rate plus 1.0% per annum depending upon the fixed charge coverage ratio. At September 30, 2012, the interest rate was 3.75%. We are also required to pay a monthly service fee of $1,500 and an unused line fee equal to 0.25% of the unused portion of the loan. Borrowings under the Credit Facility are secured by a first priority interest in the inventories, equipment, accounts receivable and investment properties of certain of our subsidiaries and by a pledge of all of the capital stock of our subsidiaries and is guaranteed by the Company. We are required to meet a quarterly covenant based on our trailing four quarter’s coverage of fixed charges as well as monthly year-to-date EBITDA covenant. We were in compliance with both of these covenants as of September 30, 2012.

In connection with the Company’s acquisition of Tritton, the Company is obligated to make certain payments to former Tritton shareholders of up to $8.7 million based on the achievement of certain specific performance measures. In May 2011, the Company made the first payment for $1.5 million. The maximum earn out for fiscal year ended March 31, 2012 of $1.6 million was achieved, and $1.4 million of this amount has been paid as of September 30, 2012. The remaining $150,000, which is net of the $8,000 working capital adjustment, will be paid prior to December 31, 2012, including interest accruing at an annual rate of 7%. The aggregate fair value of the remaining payments was $3.7 million as of September 30, 2012, and is reflected in the Company’s consolidated balance sheet.

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

As of September 30, 2012 and March 31, 2012, we did not have any relationships with unconsolidated entities or financial parties, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As such, we are not exposed to any financing, liquidity, market, or credit risk that could arise if we had engaged in such relationships.

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

	Three months ended		Six months ended
	September 30,		September 30,
	2012	2011	2012	2011
Net income (loss)	$(450)	$(486)	$(2,167)	$(3,970)
Adjustments:
Interest expense	251	285	520	447
Income tax expense (benefit)	353	343	620	(219)
Depreciation and amortization	784	832	1,563	1,633

EBITDA (loss)	$938	$974	$536	$(2,109)
Change in fair value of warrant liability	120	(1,540)	(70)	(2,534)

Adjusted EBITDA (loss)	$1,058	$(566)	$466	$(4,643)

Forward-Looking Statements

Certain statements in this Quarterly Report on Form 10-Q are not historical fact and constitute “forward-looking statements” within the meaning of Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended and constitute “forward-looking information” as defined in applicable Canadian securities legislation (collectively “forward-looking statements”). These forward-looking statements may address, among other things, our strategy for growth, business development, market and competitive position, financial results, expected revenue, expense levels in the future and the sufficiency of our existing assets to fund future operations and capital spending needs. These statements relate to our expectations, hopes, beliefs, anticipations, commitments, intentions and strategies regarding the future, and may be identified by the use of words or phrases such as “believe,” “expect,” “anticipate,” “should,” “plan,” “estimate,” and “potential,” among others. Specifically this document contains forward-looking statements regarding, among other things, the continuance of seasonal fluctuations in the Company’s sales, inventories, receivables, payables and cash; the effect of currency exchange rate fluctuations; the sufficiency of funds available to meet operational needs; and our expectations for fiscal 2013 in respect of our gross profit margin, operating expenses and effective tax rate.

The forward-looking statements contained herein reflect management’s current beliefs and expectations and are based on information currently available to management, as well as its analysis made in light of its experience, perception of trends, current conditions, expected developments and other factors and assumptions believed to be reasonable and relevant in the circumstances. These assumptions include, but are not limited to: continuing demand by consumers for video games and accessories, continued financial viability of our largest customers, continued access to capital to finance our working capital requirements and the continuance of open trade with China, where the preponderance of our products are manufactured.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

For the second quarter of fiscal 2013, our management with the participation of our Chief Executive Officer and our Chief Financial Officer evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of September 30, 2012. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Accordingly, our disclosure controls and procedures have been designed to provide reasonable assurance of achieving their objectives. Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that as of such date, our disclosure controls and procedures were effective at the reasonable assurance level in ensuring that information required to be disclosed by us in the reports that we file under the Exchange Act is recorded, processed, summarized and reported within the time period specified in the rules and forms of the SEC.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting during the quarter ended September 30, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. Our process for evaluating controls and procedures is continuous and encompasses constant improvement of the design and effectiveness of established controls and procedures and the remediation of any deficiencies which may be identified during the process.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

On July 6, 2012, the Company’s subsidiaries Mad Catz Inc., and Mad Catz Interactive Asia Limited filed a complaint styled Mad Catz, Inc. et. al. v. KnowledgeTech Corp., Case No. 37-2012-00100125-CU-BC-CTL, in the Superior Court of California, County of San Diego. The complaint alleges that KnowledgeTech Corp. breached its contract with the plaintiffs for failing to issue credits for defective and returned product. The plaintiffs are seeking damages in the amount to be determined at trial. Since the filing of the complaint, KnowledgeTech filed a cross-complaint against Mad Catz Interactive Asia Limited and Mad Catz, Inc., and a complaint against Mad Catz Interactive, Inc., Tritton Technologies, Inc., and Mad Catz Europe Limited seeking payment for good produced without any set off for defective goods. The case is in its early stages and discovery is just beginning. No trial date has been set.

On August 21, 2012, a complaint was filed in the United States District Court for the Southern District of New York, styled, Humanscale Corporation v. Mad Catz Interactive, Inc., et. al. Case No. 12 Civ. 7160, alleging that certain of Mad Catz’ R.A.T. branded gaming mice violated the claims of United States patent number 6,157,370 (the ‘370 patent”). The complaint was never served on Mad Catz. Subsequent to the filing of the complaint, Mad Catz and Humanscale executed a Settlement and Exclusive License Agreement, which settled the case and which allows Mad Catz the exclusive right to enforce the ‘370 patent against third parties.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

On November 6, 2012, the Company entered into amendments to its employment agreements with Darren Richardson, President and CEO, Allyson Evans, CFO, Brian Andersen, COO, and Whitney Peterson, Secretary of the Company and General Counsel of the Company’s Mad Catz, Inc. subsidiary. The amendments are intended to ensure compliance of the agreements with Section 409A of the Internal Revenue Code.

Item 6. Exhibits

10.1	Amendment to Employment Agreement, effective as of November 6, 2012, by and among Mad Catz Interactive, Inc., Mad Catz, Inc. and Darren Richardson.

10.2	Amendment to Employment Agreement, effective as of November 6, 2012, by and among Mad Catz Interactive, Inc., Mad Catz, Inc. and Allyson Evans.

10.3	Amendment to Employment Agreement, effective as of November 6, 2012, by and among Mad Catz Interactive, Inc., Mad Catz, Inc. and Brian Andersen.

10.4	Amendment to Employment Agreement, effective as of November 6, 2012, by and among Mad Catz Interactive, Inc., Mad Catz, Inc. and Whitney Peterson.

31.1	Certification of Registrant’s Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Registrant’s Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Registrant’s Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002. This certification is being furnished solely to accompany this Quarterly Report on Form 10-Q and is not being filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and is not to be incorporated by reference into any filing of the Company.

32.2	Certification of Registrant’s Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002. This certification is being furnished solely to accompany this Quarterly Report on Form 10-Q and is not being filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and is not to be incorporated by reference into any filing of the Company.

101	The following materials from Mad Catz Interactive, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012, formatted in XBRL (Extensible Business Reporting Language) and furnished electronically herewith: (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Comprehensive Income (Loss) (iv) the Condensed Consolidated Statements of Cash Flows, and (v) Notes to Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MAD CATZ INTERACTIVE, INC.

November 6, 2012	/s/ Darren Richardson
Darren Richardson
President and Chief Executive Officer

November 6, 2012	/s/ Allyson Evans
Allyson Evans
Chief Financial Officer