Form 10-Q
period 2012-12-31
MAD CATZ INTERACTIVE INC
filed 2013-02-05
CIK 1088162

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended December 31, 2012

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

There were 63,477,399 shares of the registrant’s common stock issued and outstanding as of February 6, 2013.

MAD CATZ INTERACTIVE, INC.

FORM 10-Q

FOR THE PERIOD ENDED DECEMBER 31, 2012

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

MAD CATZ INTERACTIVE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands of U.S. dollars, except share data)

(Unaudited)

	December 31,	March 31,
	2012	2012
Assets
Current assets:
Cash	$4,531	$2,474
Accounts receivable, net	28,426	15,278
Other receivables	1,865	1,196
Inventories	28,074	32,521
Deferred tax assets	110	110
Income tax receivable	1,747	1,747
Prepaid expenses and other current assets	3,599	3,305

Total current assets	68,352	56,631
Deferred tax assets	435	440
Other assets	471	863
Property and equipment, net	3,293	4,037
Intangible assets, net	3,920	4,626
Goodwill	10,485	10,476

Total assets	$86,956	$77,073

Liabilities and Shareholders’ Equity
Current liabilities:
Bank loan	$18,025	$16,654
Accounts payable	24,033	17,634
Accrued liabilities	7,330	6,401
Contingent consideration, current	1,614	1,600
Income taxes payable	2,096	1,375

Total current liabilities	53,098	43,664
Contingent consideration	2,206	2,769
Warrant liability	350	693
Deferred tax liabilities	245	245
Other long-term liabilities	140	211

Total liabilities	56,039	47,582
Shareholders’ equity:
Common stock, no par value, unlimited shares authorized; 63,477,399 and 63,462,399 shares issued and outstanding at December 31, 2012 and March 31, 2012	59,965	59,432
Accumulated other comprehensive loss	(1,685)	(1,618)
Accumulated deficit	(27,363)	(28,323)

Total shareholders’ equity	30,917	29,491

Total liabilities and shareholders’ equity	$86,956	$77,073

See accompanying notes to unaudited condensed consolidated financial statements.

MAD CATZ INTERACTIVE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(in thousands of U.S. dollars, except share and per share data)

	Three Months Ended December 31,		Nine Months Ended December 31,
	2012	2011	2012	2011
Net sales	$45,019	$46,188	$98,056	$88,402
Cost of sales	32,116	34,954	69,891	65,792

Gross profit	12,903	11,234	28,165	22,610
Operating expenses:
Sales and marketing	4,084	4,455	11,323	11,467
General and administrative	3,042	2,832	8,818	9,433
Research and development	1,080	1,285	3,318	4,476
Acquisition related items	320	187	1,044	779
Amortization of intangible assets	233	235	698	721

Total operating expenses	8,759	8,994	25,201	26,876

Operating income (loss)	4,144	2,240	2,964	(4,266)
Interest expense, net	(227)	(371)	(747)	(818)
Foreign exchange gain (loss), net	5	(536)	11	(338)
Change in fair value of warrant liability	273	162	343	2,696
Other income	31	7	108	39

Income (loss) before income taxes	4,226	1,502	2,679	(2,687)
Income tax expense (benefit)	1,099	(32)	1,719	(251)

Net income (loss)	$3,127	$1,534	$960	$(2,436)

Basic net income (loss) per share	$0.05	$0.02	$0.02	$(0.04)

Diluted net income (loss) per share	$0.05	$0.02	$0.01	$(0.04)

Weighted average shares — basic	63,477,399	63,456,085	63,469,217	62,973,993

Weighted average shares — diluted	64,346,093	64,348,742	64,262,884	62,973,993

See accompanying notes to unaudited condensed consolidated financial statements.

MAD CATZ INTERACTIVE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited)

(in thousands of U.S. dollars)

	Three Months Ended December 31,		Nine Months Ended December 31,
	2012	2011	2012	2011
Net income (loss)	$3,127	$1,534	$960	$(2,436)
Other comprehensive income (loss), before tax:
Foreign currency translation adjustments	386	(1,372)	(67)	(2,351)

Total other comprehensive income (loss)	386	(1,372)	(67)	(2,351)

Comprehensive income (loss)	$3,513	$162	$893	$(4,787)

See accompanying notes to unaudited condensed consolidated financial statements.

MAD CATZ INTERACTIVE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands of U.S. dollars)

	Nine Months Ended December 31,
	2012	2011
Cash flows from operating activities:
Net income (loss)	$960	$(2,436)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	2,304	2,431
Amortization of deferred financing fees	100	111
Provision for deferred income taxes	5	38
Loss on disposal or sale of assets	7	22
Stock-based compensation	525	468
Contingent consideration, net of payments	431	779
Change in fair value of warrant liability	(343)	(2,696)
Changes in operating assets and liabilities:
Accounts receivable	(13,182)	(6,628)
Other receivables	(672)	(1,415)
Inventories	4,436	(8,689)
Prepaid expenses and other current assets	(294)	(480)
Other assets	320	(191)
Accounts payable	6,382	16,222
Accrued liabilities	927	(3,275)
Income taxes receivable/payable	720	(1,257)

Net cash provided by (used in) operating activities	2,626	(6,996)

Cash flows from investing activities:
Purchases of property and equipment	(870)	(2,132)

Net cash used in investing activities	(870)	(2,132)

Cash flows from financing activities:
Payment of contingent consideration	(980)	(1,546)
Payment of financing costs	(100)	—
Repayments of convertible notes	—	(14,500)
Proceeds from issuance of common stock and warrants, net of issuance costs of $820	—	11,350
Repayments on bank loan	(63,979)	(82,057)
Borrowings on bank loan	65,350	95,566
Proceeds from exercise of stock options	7	35

Net cash provided by financing activities	298	8,848

Effects of foreign exchange on cash	3	(34)

Net increase (decrease) in cash	2,057	(314)
Cash, beginning of period	2,474	3,734

Cash, end of period	$4,531	$3,420

Supplemental cash flow information:
Income taxes paid	$1,011	$915

Interest paid	$602	$663

Supplemental disclosure of non-cash investing and financing activities:
Fair value of warrants issued	$—	$3,250

See accompanying notes to unaudited condensed consolidated financial statements.

MAD CATZ INTERACTIVE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(1) Basis of Presentation

The condensed consolidated balance sheets and related condensed consolidated statements of operations, comprehensive income (loss) and cash flows contained in this Quarterly Report on Form 10-Q, which are unaudited, include the accounts of Mad Catz Interactive, Inc. (the “Company”) and its wholly-owned subsidiaries. Intercompany balances and transactions have been eliminated in consolidation. In the opinion of management, all entries necessary for a fair presentation of such condensed consolidated financial statements have been included. These entries consisted only of normal recurring items. The results of operations for the interim period are not necessarily indicative of the results to be expected for any other interim period or for the entire fiscal year. The Company generates a substantial percentage of net sales in the last three months of every calendar year, its fiscal third quarter. These condensed consolidated financial statements refer to the Company’s fiscal years ending March 31 as its “Fiscal” year.

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

(2) Correction of Immaterial Errors Related to Prior Periods

During the first quarter of fiscal year 2013, the Company’s management determined that its previously issued financial statements contained immaterial errors related to the omission of an accrual of a customer’s contractually agreed upon defective allowance. The Company corrected the errors by revising the fiscal 2012 balances. The total effect of this revision to prior period financial statements was a decrease to shareholders’ equity and accounts receivable of $253,000 over the amounts previously reported in the consolidated financial statements for the year ended March 31, 2012. The revision applicable to the three and nine month period ended December 31, 2011 was a decrease of $7,000 and $14,000, respectively, to net sales.

(3) Recently Issued Accounting Standards

The Company has adopted the following new accounting standard:

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

The following tables provide a summary of the recognized assets and liabilities carried at fair value on a recurring basis as of December 31, 2012 and March 31, 2012 (in thousands):

	Balance as of December 31, 2012	Basis of Fair Value Measurements
		Level 1	Level 2	Level 3
Liabilities:
Contingent consideration, net of working capital (Note 5)	$(3,820)	$—	$—	$(3,820)
Warrant liability (Note 7)	(350)	—	—	(350)

	$(4,170)	$—	$—	$(4,170)

	Balance as of March 31, 2012	Basis of Fair Value Measurements
		Level 1	Level 2	Level 3
Liabilities:
Contingent consideration, net of working capital (Note 5)	$(4,369)	$—	$—	$(4,369)
Warrant liability (Note 7)	(693)	—	—	(693)

	$(5,062)	$—	$—	$(5,062)

The following tables provide a roll forward of the Company’s level three fair value measurements during the nine months ended December 31, 2012, which consist of the Company’s contingent consideration liability and warrant liability (in thousands):

Contingent consideration, net of working capital:
Balance at March 31, 2012	$(4,369)
Contingent consideration payment	1,592
Increases during the year — acquisition related expense	(1,043)

Balance at December 31, 2012	$(3,820)

Warrant liability:
Balance at March 31, 2012	$(693)
Change in fair value of warrant liability	343

Balance at December 31, 2012	$(350)

(5) Contingent Consideration

In connection with the fiscal year 2011 acquisition of Tritton Technologies Inc. (“Tritton”), the Company has a contingent consideration arrangement that requires the Company to pay the former owners of Tritton additional consideration based on a percentage of future sales of Tritton products over a five year period, subject to maximum annual amounts, up to an aggregate of $8.7 million. The fair value of the contingent consideration arrangement has been determined primarily by using the income approach and using a discount rate of approximately 14 percent. The amount paid for contingent consideration has been reduced by the amount of any working capital adjustment. In May 2011, the Company paid $1,546,000 under this arrangement. The maximum earn out for fiscal year ended March 31, 2012 of $1,600,000 was achieved, and $1,592,000, which is net of the $8,000 working capital adjustment, of this amount has been paid as of December 31, 2012. The remaining annual payments are required to be made in May of each year through 2015.

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

(6) Inventories

Inventories consist of the following (in thousands):

	December 31,	March 31,
	2012	2012
Raw materials	$1,970	$2,456
Semi finished goods	—	8
Finished goods	26,104	30,057

Inventories	$28,074	$32,521

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

The fair value of the Warrants decreased from $693,000 as of March 31, 2012 to $350,000 as of December 31, 2012, which resulted in a $343,000 gain from the change in fair value of warrants for the nine months ended December 31, 2012.

These Warrants are not traded in an active securities market, and as such, the Company estimates the fair value of the Warrants using the Black-Scholes option pricing model using the following assumptions:

As of
December 31,
2012
Expected term	3.75 years
Common stock market price	$0.50
Risk-free interest rate	0.50%
Expected volatility	87.27%

As of
March 31,
2012
Expected term	4.5 years
Common stock market price	$0.62
Risk-free interest rate	0.91%
Expected volatility	94.09%

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

Fluctuations in the fair value of the Warrants are impacted by unobservable inputs, most significantly the assumption with regards to future equity issuances and their impact to the down-round protection feature. Significant increases (decreases) in this input in isolation would result in a significantly higher (lower) fair value measurement.

(8) Basic and Diluted Net Income (Loss) per Share

Basic income (loss) per share is calculated by dividing the net income (loss) by the weighted average number of common shares outstanding during the reporting period. Diluted income (loss) per share includes the impact of potentially dilutive securities.

	Three Months Ended December 31,		Nine months Ended December 31,
	2012	2011	2012	2011
Numerator:
Net income (loss)	$3,127	$1,534	$960	$(2,436)

Denominator:
Weighted average shares used to compute basic loss per share	63,477,399	63,456,085	63,469,217	62,973,993
Effect of dilutive share share-based awards	868,694	892,657	793,667	—

Denominator for diluted net income (loss) per share	64,346,093	64,348,742	64,262,884	62,973,993

Basic income (loss) per share	$0.05	$0.02	$0.02	$(0.04)
Diluted income (loss) per share	$0.05	$0.02	$0.01	$(0.04)

Outstanding options to purchase an aggregate of 8,521,487 and 7,861,030 shares of the Company’s common stock for the three and nine months ended December 31, 2012, respectively, and 5,408,165 and 6,335,314 shares of the Company’s common stock for the three and nine months ended December 31, 2011, respectively, were excluded from diluted net loss per share calculations because inclusion of such options would have an anti-dilutive effect during these periods. Outstanding warrants to purchase an aggregate of 2,540,918 shares of the Company’s common stock for each of the three and nine months ended December 31, 2012, and 2,540,918 and 2,236,008 shares of the Company’s common stock for the three and nine months ended December 31, 2011, respectively, were excluded from the diluted net loss per share calculations because of their anti-dilutive effect during the period. Weighted average shares of 631,642 related to the convertible notes payable were excluded from the calculation for the nine month period ended December 31, 2011 because of their anti-dilutive effect during the period.

(9) Geographic Data and Concentrations

The Company’s sales are attributed to the following geographic regions (in thousands):

	Three months ended December 31,		Nine months ended December 31,
	2012	2011	2012	2011
Net sales:
United States	$17,074	$20,650	$39,257	$40,760
Europe	23,164	22,781	47,930	41,849
Canada	1,986	1,189	3,885	2,701
Other countries	2,795	1,568	6,984	3,092

	$45,019	$46,188	$98,056	$88,402

Revenue is attributed to geographic regions based on the location of the customer. During the three and nine months ended December 31, 2012, one customer individually accounted for approximately 25% and 26% of the Company’s gross sales, respectively, and one other customer individually accounted for approximately 10% and 8% of the Company’s gross sales, respectively. During the three and nine months ended December 31, 2011, one customer individually accounted for approximately 22% and 21% of the Company’s gross sales, respectively, and one other customer individually accounted for approximately 12% of the Company’s gross sales, in each period. At December 31, 2012, one customer represented approximately 29% of accounts receivable. At December 31, 2011, one customer represented 32% of accounts receivable and another customer represented 16% of accounts receivable. At December 31, 2012 and 2011, there were no other customers which accounted for greater than 10% of accounts receivable or gross sales.

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

Potential Fluctuations in Foreign Currency

During the three and nine month periods ended December 31, 2012, approximately 62% and 60% of total net sales were transacted outside of the United States, respectively. The majority of our international business is presently conducted in currencies other than the U.S. dollar. Foreign currency transaction gains and losses arising from normal business operations are credited to or charged against earnings in the period incurred. As a result, fluctuations in the value of the currencies in which we conduct our business relative to the U.S. dollar will cause currency transaction gains and losses, which we have experienced in the past and continue to experience. Due to the volatility of currency exchange rates, among other factors, we cannot predict the effect of exchange rate fluctuations upon future operating results. There can be no assurances that we will not experience currency losses in the future. To date we have not hedged against foreign currency exposure.

Critical Accounting Policies

Our critical accounting principles and estimates remain consistent with those reported in our Annual Report on Form 10-K for the year ended March 31, 2012, as filed with the SEC.

RESULTS OF OPERATIONS

Net Sales

From a geographical perspective, our net sales for the three and nine months ended December 31, 2012 and 2011 were as follows (in thousands):

	Three months ended December 31,				$	%
	2012	% of total	2011	% of total	Change	Change
United States	$17,074	38%	$20,650	45%	$(3,576)	(17)%
Europe	23,164	52%	22,781	49%	383	2%
Canada	1,986	4%	1,189	3%	797	67%
Other countries	2,795	6%	1,568	3%	1,227	78%

Consolidated net sales	$45,019	100%	$46,188	100%	$(1,169)	(3)%

	Nine months ended December 31,				$	%
	2012	% of total	2011	% of total	Change	Change
United States	$39,257	40%	$40,760	46%	$(1,503)	(4)%
Europe	47,930	49%	41,849	47%	6,081	15%
Canada	3,885	4%	2,701	3%	1,184	44%
Other countries	6,984	7%	3,092	4%	3,892	126%

Consolidated net sales	$98,056	100%	$88,402	100%	$9,654	11%

For the three months ended December 31, 2012, consolidated net sales decreased 3% as compared to the three month period ended December 31, 2011. In the United States, the decrease in net sales was primarily attributable to lower sales of accessories compatible with the Rock Band 3 game. In Europe and Canada, the increase in net sales was primarily driven by increased sales of audio products. Net sales in other countries in the third quarter of fiscal year 2013 increased primarily due to sales of the R.A.T. line of products.

For the nine months ended December 31, 2012, consolidated net sales increased 11% as compared to the nine months ended December 31, 2011. In the United States, the decrease in net sales was primarily attributable to lower sales of accessories compatible with the Rock Band 3 game, partially offset by increased sales of audio products. In Europe and Canada, the increase in net sales was primarily driven by increased sales of audio products. Net sales in other countries in the third quarter of fiscal year 2013 increased primarily due to sales of the R.A.T. line of products.

Our sales by platform as a percentage of gross sales for the three and nine months ended December 31, 2012 and 2011 were as follows:

	Three months ended December 31,		Nine months ended December 31,
	2012	2011	2012	2011
Xbox 360	33%	35%	31%	33%
PC and Mac	30%	26%	31%	27%
PlayStation 3	7%	5%	8%	6%
Wii-U and Wii	2%	3%	1%	3%
Handheld Consoles(a)	0%	2%	1%	2%
All others(b)	28%	29%	28%	29%

Total	100%	100%	100%	100%

(a)	Handheld consoles include Sony PSP and Vita and Nintendo DS, DS Lite, DSi, DS XL and 3DS.
(b)	All others include universal products which can be used on multiple platforms and smartphone/tablet accessories.

Sales of PC and Mac products increased during the three and nine month periods ended December 31, 2012 primarily due to sales of the R.A.T. and Strike line of products. Sales of products designed for use with the PlayStation 3 platform increased during the three and nine month periods ended December 31, 2012 primarily due to software sales for this platform. Sales of products designed for use with the Wii platform continued to decline as a result of the release of a successor platform in November 2012.

Our sales by product category as a percentage of gross sales for the three and nine months ended December 31, 2012 and 2011 were as follows:

	Three months ended December 31,		Nine months ended December 31,
	2012	2011	2012	2011
Audio	54%	39%	48%	38%
PC and Mac Devices	19%	13%	20%	14%
Specialty controllers	13%	24%	14%	24%
Accessories	7%	9%	8%	10%
Controllers	5%	9%	6%	11%
Games	2%	6%	4%	3%

Total	100%	100%	100%	100%

The increase in audio products during the three and nine month periods ended December 31, 2012 is primarily related to sales of Tritton-branded products. The increase in PC and Mac devices is primarily related to sales of the R.A.T. and Strike line of products. The decrease in specialty controllers as a percentage of total gross sales primarily related to the decrease in sales of our accessories compatible with the Rock Band 3 game. The decrease in controllers was primarily related to products compatible with the Xbox 360 and Wii. The decrease in games during the three month period ended December 31, 2012 reflects that while new video game software titles were released during the three month period ended December 31, 2011, no corresponding releases occurred during the three months ended December 31, 2012.

Our sales by brand as a percentage of gross sales for the three and nine months ended December 31, 2012 and 2011 were as follows:

	Three months ended December 31,		Nine months ended December 31,
	2012	2011	2012	2011
Tritton	50%	34%	45%	32%
Mad Catz	41%	53%	45%	54%
Saitek	8%	10%	8%	10%
All others	1%	3%	2%	4%

Total	100%	100%	100%	100%

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

The following table presents net sales, cost of sales and gross profit for the three and nine months ended December 31, 2012 and 2011 (in thousands):

	Three months ended December 31,
	2012	% of Net Sales	2011	% of Net Sales	$ Change	% Change
Net sales	$45,019	100%	$46,188	100%	$(1,169)	(3)%
Cost of sales	32,116	71%	34,954	76%	(2,838)	(8)%

Gross profit	$12,903	29%	$11,234	24%	$1,669	15%

	Nine months ended December 31,
	2012	% of Net Sales	2011	% of Net Sales	$ Change	% Change
Net sales	$98,056	100%	$88,402	100%	$9,654	11%
Cost of sales	69,891	71%	65,792	74%	4,099	6%

Gross profit	$28,165	29%	$22,610	26%	$5,555	25%

Gross profit for the three months ended December 31, 2012 increased 15%, while gross profit as a percentage of net sales, or gross profit margin, increased from 24% to 29%. Gross profit for the nine months ended December 31, 2012 increased 25%, while gross profit margin, increased from 26% to 29%. The main driver of the increase in gross profit margin was decreased inventory write-downs recorded in the fiscal 2013 periods compared to the fiscal 2012 periods. We expect the gross profit margins to remain in the current range, although the gross profit margins may fluctuate due to factors such as changes in product mix, inventory write-downs, and exchange rate fluctuations.

Operating Expenses

Operating expenses for the three and nine months ended December 31, 2012 and 2011 were as follows (in thousands):

	Three months ended December 31,
	2012	% of Net Sales	2011	% of Net Sales	$ Change	% Change
Sales and marketing	$4,084	9%	$4,455	9%	$(371)	(8)%
General and administrative	3,042	6%	2,832	6%	210	7%
Research and development	1,080	2%	1,285	3%	(205)	(16)%
Acquisition related items	320	1%	187	—%	133	71%
Amortization expenses	233	1%	235	1%	(2)	(0)%

Total operating expenses	$8,759	19%	$8,994	19%	$(235)	(3)%

	Nine months ended December 31,
	2012	% of Net Sales	2011	% of Net Sales	$ Change	% Change
Sales and marketing	$11,323	12%	$11,467	13%	$(144)	(1)%
General and administrative	8,818	9%	9,433	10%	(615)	(7)%
Research and development	3,318	3%	4,476	5%	(1,158)	(26)%
Acquisition related items	1,044	1%	779	1%	265	34%
Amortization expenses	698	1%	721	1%	(23)	(3)%

Total operating expenses	$25,201	26%	$26,876	30%	$(1,675)	(6)%

Sales and Marketing. Sales and marketing expenses consist primarily of payroll, commissions, participation at trade shows and travel costs for our worldwide sales and marketing staff, advertising expense and costs of operating our websites. The decrease in sales and marketing expense was primarily due to a reduction in headcount and exchange rate fluctuations. We expect sales and marketing expenses as a percentage of net sales in fiscal 2013 to approximate fiscal year 2012 levels.

General and Administrative. General and administrative expenses include salaries and benefits for our executive and administrative personnel, facilities costs and professional services, such as legal and accounting. The decrease in general and administrative expenses for the nine month period was primarily related to decreased legal fees related to defending the Company in legal actions arising in the ordinary course of its business. We expect general and administrative expenses in fiscal 2013 to be slightly lower than fiscal year 2012 levels.

Research and Development. Research and development expenses include the costs of developing and enhancing new and existing products. The decrease in research and development expenses primarily relates to the completion of activities related to audio products and software development that were ongoing in fiscal 2012. We expect research and development expenses in fiscal 2013 to be lower than fiscal year 2012 levels.

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

Interest Expense, net, Foreign Exchange (Loss) Gain, Change in Fair Value of Warrant Liability and Other Income

Interest expense, net, foreign exchange (loss) gain, change in fair value of warrant liability and other income for the three and nine months ended December 31, 2012 and 2011 were as follows (in thousands):

	Three months ended December 31,
	2012	% of Net Sales	2011	% of Net Sales	$ Change	% Change
Interest expense, net	$(227)	(1)%	$(371)	1%	$144	39%
Foreign exchange (loss) gain	$5	0%	$(536)	1%	$541	101%
Change in fair value of warrant liability	$273	1%	162	—%	$111	69%
Other income	$31	0%	$7	—%	$24	343%

	Nine months ended December 31,
	2012	% of Net Sales	2011	% of Net Sales	$ Change	% Change
Interest expense, net	$(747)	1%	$(818)	1%	$71	9%
Foreign exchange gain	$11	0%	$(338)	—%	$349	103%
Change in fair value of warrant liability	$343	0%	$2,696	3%	$(2,353)	(87)%
Other income	$108	0%	$39	—%	$69	177%

The decrease in interest expense during the three and nine month periods ended December 31, 2012 is related to lower interest rates as a result of the loan amendment.

The foreign exchange gain in the three and nine month periods ended December 31, 2012 is due primarily to the rise in value of the U.S. dollar and Hong Kong dollar versus the Great British Pound and the Euro during those periods. The foreign exchange losses in the three and nine month periods ended December 31, 2011 are due primarily to the decrease in value of the U.S. dollar and Hong Kong dollar versus the Great British Pound and the Euro during those periods.

The change in fair value of warrant liability recorded in all periods represents the change in fair value of the Warrants issued in connection with the Securities Purchase Agreement. Specifically, the change in the Company’s stock price changes the value of the warrant liability and resulted in income during the three and nine month periods.

Other income during the three and nine month periods ended December 31, 2012 primarily consists of a recovery of accrued goods and service taxes in Canada and to a lesser extent, advertising income from our GameShark.com website.

Income Tax Expense (Benefit)

Income tax expense (benefit) for the three and nine months ended December 31, 2012 and 2011 was as follows (in thousands):

	Three months ended December 31,
	2012	Effective Tax Rate	2011	Effective Tax Rate	$ Change	% Change
Income tax expense (benefit)	$1,099	26%	$(32)	2%	$1,131	3,534%

	Nine months ended December 31,
	2012	Effective Tax Rate	2011	Effective Tax Rate	$ Change	% Change
Income tax expense (benefit)	$1,719	64%	$(251)	9%	$1,970	785%

The Company’s effective tax rate is a blended rate for different jurisdictions in which the Company operates. The effective tax rate fluctuates depending on the taxable income in each jurisdiction and the statutory income tax rates in those jurisdictions in which we do business, including our U.S. operating company, and our Canadian parent company for which we continue to provide a full valuation allowance against its losses. The Company will continue to evaluate the realizability of its net deferred tax asset on an ongoing basis to identify whether any significant changes in circumstances or assumptions have occurred that could materially affect the realizability of deferred tax assets and will release the valuation allowance if there is sufficient positive evidence, including but not limited to cumulative earnings in successive recent periods, to overcome such negative evidence. The change in the effective tax rate in the third quarter of fiscal 2013 versus the third quarter of fiscal 2012 was primarily due to discrete tax benefits booked in the second quarter of fiscal 2012.

For fiscal 2013, we project a 25% effective tax rate for our subsidiaries that do not have a full valuation allowance and a 103% effective tax rate for all entities. Our current projected tax rate for fiscal 2013 could change significantly if actual results differ from our current outlook-based projections.

Liquidity and Capital Resources

Sources of Liquidity

	As of and for the nine months ended December 31,
(in thousands)	2012	2011	Change
Cash	$4,531	$3,420	$1,111

Percentage of total assets	5%	4%
Cash provided by (used in) operating activities	$2,626	$(6,996)	$9,622
Cash used in investing activities	(870)	(2,132)	1,262
Cash provided by financing activities	298	8,848	(8,550)
Effects of foreign exchange on cash	3	(34)	37

Net increase (decrease) in cash	$2,057	$(314)	2,371

At December 31, 2012, available cash was approximately $4.5 million compared to cash of approximately $2.5 million at March 31, 2012 and $3.4 million at December 31, 2011. Our primary sources of liquidity include a revolving line of credit (as discussed below under Cash Flows from Financing Activities), cash on hand at the beginning of the year and cash flows generated from operations during the year.

Cash Flows from Operating Activities

Our cash flows from operating activities have typically included the collection of customer receivables generated by the sale of our products, offset by payments to vendors for materials and manufacture of our products. For the nine months ended December 31, 2012, cash provided by operating activities was $2.6 million compared to cash used of $7.0 million for the nine months ended December 31, 2011. Cash provided by operating activities for the nine months ended December 31, 2012 primarily resulted from a decrease in inventory and accounts payable. Cash used in operating activities for the nine months ended December 31, 2011 primarily resulted from an increase of accounts receivable partially offset by a decrease in inventory. We are focused on effectively managing our overall liquidity position by continuously monitoring expenses, inventory levels and managing our accounts receivable collection efforts.

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

Cash Flows from Investing Activities

Cash used in investing activities was $0.9 million during the nine months ended December 31, 2012 and $2.1 million during the nine months ended December 31, 2011. In the nine months ended December 31, 2012, net cash used in investing activities consisted of capital expenditures to support our operations and primarily included production molds, and to a lesser extent, computers and furniture and fixtures. In the nine months ended December 31, 2011, net cash used in investing activities consisted of capital expenditures to support our operations and primarily included production molds, and to a lesser extent, computers and machinery and equipment.

Cash Flows from Financing Activities

Cash provided by financing activities during the nine months ended December 31, 2012 of $0.3 million was a result of net borrowings under our line of credit, partially offset by payment of the contingent consideration. For the nine months ended December 31, 2011, cash provided by financing activities of $8.8 million was a result of net borrowings under our line of credit and net proceeds received for the issuance of common stock, partially offset by repayment of the convertible notes.

We maintain a Credit Facility with Wells Fargo Capital Finance, LLC to borrow up to $30 million under a revolving line of credit subject to the availability of eligible collateral (accounts receivable and inventories), which changes throughout the year. On August 1, 2012, we amended the line of credit to extend the maturity date to October 31, 2015. Prior to August 1, 2012, the line of credit accrued interest on the daily outstanding balance at the U.S. prime rate plus 2.0% per annum. Under the amended line of credit, interest accrues on the daily outstanding balance at an interest rate that ranges from U.S. prime rate plus 0.25% to U.S. prime rate plus 1.0% per annum depending upon the fixed charge coverage ratio. At December 31, 2012, the interest rate was 3.75%. We are also required to pay a monthly service fee of $1,500 and an unused line fee equal to 0.25% of the unused portion of the loan. Borrowings under the Credit Facility are secured by a first priority security interest in the inventories, equipment, and accounts receivable of certain of our subsidiaries and by a pledge of all of the capital stock of our subsidiaries and is guaranteed by the Company. We are required to meet a quarterly covenant based on our trailing four quarter’s coverage of fixed charges, which we were in compliance with as of December 31, 2012. Effective November 30, 2012, the Credit Facility agreement has been amended to remove a monthly year-to-date EBITDA covenant.

In connection with the Company’s acquisition of Tritton, the Company is obligated to make certain payments to former Tritton shareholders of up to $8.7 million based on the achievement of certain specific performance measures. In May 2011, the Company made the first payment for $1.5 million. The maximum earn out for fiscal year ended March 31, 2012 of $1.6 million was achieved, and has been fully paid, net of the $8 thousand working capital adjustment, as of December 31, 2012. The aggregate fair value of the remaining payments was $3.8 million as of December 31, 2012, and is reflected in the Company’s consolidated balance sheet.

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

As of December 31, 2012 and March 31, 2012, we did not have any relationships with unconsolidated entities or financial parties, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As such, we are not exposed to any financing, liquidity, market, or credit risk that could arise if we had engaged in such relationships.

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

	Three months ended December 31,		Nine months ended December 31,
	2012	2011	2012	2011
Net income (loss)	$3,127	$1,534	$960	$(2,436)
Adjustments:
Interest expense	227	371	747	818
Income tax expense (benefit)	1,099	(32)	1,719	(251)
Depreciation and amortization	740	798	2,304	2,431

EBITDA	$5,193	$2,671	$5,730	$562
Change in fair value of warrant liability	(273)	(162)	(343)	(2,696)

Adjusted EBITDA (loss)	$4,920	$2,509	$5,387	$(2,134)

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

Forward-looking statements are not guarantees of performance and are subject to important factors and events that could cause our actual business, prospects and results of operations to differ materially from the historical information contained in this Form 10-Q, and from those that may be expressed or implied by the forward-looking statements. Readers are cautioned that actual results could differ materially from the anticipated results or other expectations expressed in these forward-looking statements for the reasons detailed in Part I — Item 1A. — Risk Factors of our most recent Annual Report on Form 10-K, and in Part II Other Information — Item 1A in this quarterly report on Form 10-Q. We believe that many of the risks detailed in our other SEC filings are part of doing business in the industry in which we operate, and will likely be present in all periods reported. The fact that certain risks are endemic to the industry does not lessen their significance. The forward-looking statements contained in this report are made as of the date of this report and we assume no obligation to update them or to update the reasons why actual results could differ from those projected in such forward-looking statements, except as may be required by applicable law.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

For the third quarter of fiscal 2013, our management with the participation of our Chief Executive Officer and our Chief Financial Officer evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of December 31, 2012. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Accordingly, our disclosure controls and procedures have been designed to provide reasonable assurance of achieving their objectives. Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that as of such date, our disclosure controls and procedures were effective at the reasonable assurance level in ensuring that information required to be disclosed by us in the reports that we file under the Exchange Act is recorded, processed, summarized and reported within the time period specified in the rules and forms of the SEC.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting during the quarter ended December 31, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. Our process for evaluating controls and procedures is continuous and encompasses constant improvement of the design and effectiveness of established controls and procedures and the remediation of any deficiencies which may be identified during the process.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

On July 6, 2012, the Company’s subsidiaries Mad Catz Inc., and Mad Catz Interactive Asia Limited filed a complaint styled Mad Catz, Inc. et. al. v. KnowledgeTech Corp., Case No. 37-2012-00100125-CU-BC-CTL, in the Superior Court of California, County of San Diego. The complaint alleges that KnowledgeTech Corp. breached its contract with the plaintiffs for failing to issue credits for defective and returned product. The plaintiffs are seeking damages in the amount to be determined at trial. Since the filing of the complaint, KnowledgeTech filed a cross-complaint against Mad Catz Interactive Asia Limited and Mad Catz, Inc., and a complaint against Mad Catz Interactive, Inc., Tritton Technologies, Inc., and Mad Catz Europe Limited seeking payment for good produced without any set off for defective goods. Discovery in the case is proceeding. No trial date has been set.

On August 21, 2012, a complaint was filed in the United States District Court for the Southern District of New York, styled, Humanscale Corporation v. Mad Catz Interactive, Inc., et. al. Case No. 12 Civ. 7160, alleging that certain of Mad Catz’ R.A.T. branded gaming mice violated the claims of United States patent number 6,157,370 (the “370 patent”). The complaint was never served on Mad Catz. Subsequent to the filing of the complaint, Mad Catz and Humanscale executed a Settlement and Exclusive License Agreement, which settled the case and which allows Mad Catz the exclusive right to enforce the 370 patent against third parties.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Effective November 30, 2012, we, Mad Catz, Inc. and our other subsidiaries entered into an Amendment (the “Amendment”) to the Fourth Amended and Restated Loan Agreement (as amended, the “Loan Agreement”) between Mad Catz, Inc. and Wells Fargo Capital Finance, LLC. The Amendment removes the monthly EBITDA requirement from the Loan Agreement and revises the Excess Availability requirement to a constant $3,000,000.

Item 6. Exhibits

10.1	Amendment to Fourth Amended and Restated Loan Agreement, effective as of November 30, 2012, between Mad Catz, Inc. and Wells Fargo Capital Finance, LLC.

31.1	Certification of Registrant’s Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Registrant’s Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Registrant’s Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002. This certification is being furnished solely to accompany this Quarterly Report on Form 10-Q and is not being filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and is not to be incorporated by reference into any filing of the Company.

32.2	Certification of Registrant’s Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002. This certification is being furnished solely to accompany this Quarterly Report on Form 10-Q and is not being filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and is not to be incorporated by reference into any filing of the Company.

101	The following materials from Mad Catz Interactive, Inc.’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2012, formatted in XBRL (Extensible Business Reporting Language) and furnished electronically herewith: (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Comprehensive Income (Loss) (iv) the Condensed Consolidated Statements of Cash Flows, and (v) Notes to Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MAD CATZ INTERACTIVE, INC.

February 5, 2013	/s/ Darren Richardson
Darren Richardson
President and Chief Executive Officer

February 5, 2013	/s/ Allyson Evans
Allyson Evans
Chief Financial Officer