Form 10-K
period 2013-03-31
MAD CATZ INTERACTIVE INC
filed 2013-06-06
CIK 1088162

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2013

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Act).    Yes  ☐        No  ☑

The aggregate market value of the voting and non-voting common stock held by non-affiliates based on the closing sale price of common stock as reported on the American Stock Exchange on September 28, 2012, the last business day of the second fiscal quarter, was $38,721,213.

There were 63,477,399 shares of the registrant’s common stock issued and outstanding as of May 31, 2013.

DOCUMENTS INCORPORATED BY REFERENCE

Part II and Part III incorporates information by reference from the registrant’s definitive proxy statement to be filed with the Securities and Exchange Commission in connection with the solicitation of proxies for the Registrant’s 2013 Annual Meeting of Shareholders.

MAD CATZ INTERACTIVE, INC.

ANNUAL REPORT ON FORM 10-K

FOR THE FISCAL YEAR ENDED MARCH 31, 2013

FORWARD LOOKING STATEMENTS

This Annual Report on Form 10-K and the documents incorporated by reference herein, contain forward-looking statements and forward looking information as defined in applicable securities legislation (collectively “forward looking statements”), which are prospective and reflect management’s expectations regarding our business, operations, financial performance and business prospects and opportunities. Forward-looking statements are often, but not always, identified by the use of words such as “seek”, “anticipate,” “plan,” “estimate,” “expect” “believe” and “intend” and statements that an event or result “may,” “will,” “should,” “could” or “might” occur or be achieved and other similar expressions together with the negative of such expressions. These forward-looking statements reflect management’s current beliefs and expectations and are based on information currently available to management, as well as its analysis made in light of its experience, perception of trends, current conditions, expected developments and other factors and assumptions believed to be reasonable and relevant in the circumstances. These assumptions include, but are not limited to continuing demand by consumers for videogame systems and accessories, the continuance of normal trade relations between China and the United States, the ability to maintain or extend our existing licenses, the continued financial viability of our largest customers, the continuance of timely and adequate supply from third party manufacturers and suppliers, no significant fluctuations in the value of the U.S. dollar relative to other currencies and the continued satisfaction of our obligations under our existing credit facility and any future credit facility we may obtain. Specifically, this document contains forward looking statements regarding, among other things, our focus and strategy for fiscal 2014, possible future acquisitions, the expected life cycles of videogame console systems and accessories, anticipated price reductions to console systems and the impact on the market for our products, the increased diversification of our product line and the possible expansion of our product offerings and operations through acquisitions, the impact that new and updated videogame platforms may have on our research and development expenditures, on price competition and profitability, the expectation of additional competition if new companies enter the market, the ability to meet the covenants under our existing credit facility, the increased difficulty in forecasting demand for specific products as we introduce and support additional products and enter additional markets, the possible use of financial hedging techniques, the belief that sufficient funds will be available to satisfy our operating needs for the next twelve months, the impact of new laws and regulations on costs and revenues, the continuing volatility of our stock price, the reliance on various intellectual property rights to establish and protect proprietary rights, the continuance of significant seasonal fluctuations in our quarterly results of operations, our expectations regarding gross margins and the maintenance or changes in certain expenses, the realizability of deferred tax assets, the adequacy of our leased facilities, the adequacy of the allowances for doubtful accounts, our operating expenses and capital expenditures, and the release of the valuation allowance against our Canadian parent’s losses. Forward-looking statements are subject to significant risks, uncertainties, assumptions and other factors, any of which could cause actual results, performance or achievements to differ materially from the results discussed or implied in the forward-looking statements. More detailed information about these risks, uncertainties, assumptions and other factors is provided under Item 1A “Risk Factors”. Investors should not place undue reliance on such forward-looking statements. Forward-looking statements are not guarantees of future performance or outcomes and actual results could differ materially from those expressed or implied by the forward-looking statements. We assume no obligation to update or alter such forward-looking statements whether as a result of new information, future events or otherwise except as required by law.

TRADEMARKS

Mad Catz, the Mad Catz logo, Saitek, Tritton, the Tritton logo, ThunderHawk Studios, Wings of Gold and Combat Pilot are trademarks or registered trademarks of Mad Catz, Inc., its parent and/or affiliated companies.

CURRENCY

Unless otherwise indicated, all dollar references herein are in U.S. dollars.

PART I

Item 1.    Business

In this Annual Report on Form 10-K, “Mad Catz Interactive, Inc.,” “Mad Catz,” the “Company,” “we,” “us,” and “our” refer to Mad Catz Interactive, Inc. and all of our consolidated subsidiaries.

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

Overview

We design, manufacture (through third parties in Asia), market, sell and distribute accessories for all major videogame platforms, the personal computer (“PC”) and Mac and, smart phones and other smart devices. Our accessories are marketed primarily under the Mad Catz, Saitek, Tritton and AirDrives brands; we also produce for selected customers a limited range of products marketed on a “private label” basis. Our products include videogame, PC and audio accessories, such as control pads, video cables, steering wheels, joysticks, memory cards, flight sticks, dance pads, microphones, car adapters, carry cases, mice, keyboards and headsets. We also develop flight simulation software through our internal ThunderHawk StudiosTM. We also publish, market and sell videogames.

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

In fiscal 2013, approximately 30% of our gross sales were derived from products designed for use with Microsoft’s videogame platforms. Microsoft’s Xbox 360 console launched in North America, Europe and Japan in late 2005. We have a license agreement with Microsoft to produce wired and certain wireless accessories for the Xbox 360. Microsoft has announced that it will launch the Xbox One game console, the successor to the Xbox 360 console, during 2013. We have a license agreement with Microsoft to produce accessories for the Xbox One entertainment system.

In fiscal 2013, approximately 2% of our gross sales were derived from products designed for use with Nintendo’s videogame platforms and handheld products. Nintendo launched the Wii U video game console, the successor to the Wii, during November 2012 in North America, Europe, and Australia and in December 2012 in Japan. Nintendo’s Wii console launched in North America, Europe and Japan in late 2006. In fiscal 2013, approximately 1% of our gross sales were derived from the sale of products designed for use with the Wii U console and less than 1% of our gross sales were derived from the sale of products designed for use with the Wii console. We have an agreement with Nintendo of America, Inc. for rights to offer licensed accessories for the Wii and Wii U. We also offer unlicensed accessories for the Wii and Wii U. In 2004, Nintendo launched the Nintendo DS, followed in 2006 by the Nintendo DS Lite, in April 2009 by the DSi, in March 2011 by the 3DS and in August 2012 by the 3DS XL. Sales of products compatible with these DS systems accounted for less than 1% of our gross sales in fiscal 2013.

In fiscal 2013, approximately 9% of our gross sales were derived from products designed for use with Sony’s videogame platforms and handheld products. Sony has announced that it will launch the PlayStation 4 game console, the successor to the PlayStation 3 console during the fourth quarter of 2013. Sony launched the PlayStation 3 computer entertainment system in North America and Japan in late 2006 and in Europe in early 2007. Sony launched the PlayStation 2 in the United States in 2000. Sony launched the Sony PSP handheld videogame system, MP3 player and movie player in North America and Europe in 2005. In October 2009, Sony launched the PSP Go! Sony launched the PS Vita in Japan and parts of Asia in December 2011, and in Europe, North America, South America, Singapore and Australia in February 2012. In fiscal 2013, products designed for use with the PlayStation 3 accounted for approximately 8% of our gross sales. In fiscal 2013, products designed for use with the PlayStation 2, which Sony continues to manufacture and market, accounted for less than 1% of our gross sales. We have an agreement with Sony Computer Entertainment of America Inc. for rights to offer licensed Rock Band videogame compatible wireless Fender™ American Precision Bass™ replica, Fender Telecaster™ replica and Fender full-size, wooden Stratocaster™ guitar controllers for the PlayStation 3. In addition to those products, we offer a full line of unlicensed accessories for the PlayStation 3.

Videogame console prices typically are reduced as the products mature in the market-place and as the launch of new consoles is anticipated. Microsoft’s Xbox 360 originally launched in the United States in two configurations, the Core priced at $299 and the Premium priced at $399, followed up with the launch of the Elite at $480. After successive price decreases, these versions were discontinued and Microsoft launched a new, redesigned, slimmer model in a 250 GB version at $299 and a 4 GB version at $199. Sony’s PlayStation 3 was originally launched in two configurations, a 20 GB model priced at $499 and a 60 GB model priced at $599. After successive price reductions these versions were discontinued and Sony launched its PS3 Slim model in 160 GB and 320 GB versions priced at $249 and $349, respectively. Nintendo originally launched its Wii at the price of $250, which it subsequently reduced to $199 then to $149 and then again to $129 as part of a product bundle. Nintendo launched its Wii U console in Deluxe set and Basic set versions priced at $349 and $299, respectively. Lower console prices usually result in higher unit sales of console systems. Management believes that in fiscal 2014 there may be price reductions on one or more of the current generation videogame console systems, but none of Microsoft, Nintendo or Sony has announced any intention to do so, and there are no assurances any such price reductions will take place.

In fiscal 2013, approximately 34% of our gross sales were derived from PC gaming and other accessories which are marketed and sold under our Mad Catz, Saitek, and Tritton brands. These products include: input devices, comprised primarily of mice and keyboards; specialty controllers, comprised of flight sticks, yokes, joysticks, and steering wheels; audio products, comprised primarily of headsets; and chess and intelligent games, comprised primarily of chess and related accessories.

The remaining approximately 25% of our fiscal 2013 gross sales were derived from products whose use is not specific to any particular hardware platform.

Mad Catz Strategy

During fiscal 2013, the Company’s key initiatives included: expanding our audio product business; expanding our global sales reach, with particular focus on the Asia-Pacific region; continuing to pursue videogame publishing and distribution opportunities, with a particular emphasis on hardware-videogame bundles; continuing to license rights to offer accessories aligned with leading videogame titles; expanding our outreach to targeted gaming community niches; and expanding our direct sales business through our online sites and tradeshows.

In fiscal 2014, we will focus on:

•	continuing to design and launch innovative products for passionate gamers;

•	continuing to add smart device compatibility wherever practical;

•	continuing expansion of our audio product business;

•	continuing expansion of our global sales reach, with particular focus on the Asia-Pacific region;

•	continuing our discipline in working capital management and product placement profitability;

•	continuing to expand our flight simulation business; and

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

We have a peripheral license from Microsoft covering specific product categories, including wireless specialty controllers, wired control pads, steering wheels, arcade sticks, flight sticks and dance mats for the Xbox 360 console. The license excludes light guns, cheat cards, memory units, wireless standard control pads and hard drives. The license is scheduled to expire in March 2014, but is automatically renewable for successive one-year periods unless either party provides written notice of its intention to terminate the license at least 90 days prior to the end of the current term.

We had a license from Nintendo for the rights to produce and distribute certain peripherals for the Rock Band videogame for the Wii system, as well as other products. The license expired in December 2012, with the sell-off period ending June 2013. We are currently in negotiations to extend this license beyond June 2013.

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

Distribution

Our products are sold to many of the world’s largest retailers of interactive entertainment products primarily on a direct basis without the use of intermediaries or distributors. We also appoint distributors in certain territories to service retail accounts not dealt with on a direct basis. We maintain a direct sales force in the United States, Europe, China and Japan. Direct shipping programs with certain customers, whereby the customer receives and takes title of the products directly in Hong Kong, are managed by our Asian operation. We operate an approximately 101,000 square foot distribution center in Redlands, California, which services our North American customers. We also utilize outsourced distribution centers and related logistics solutions for the European and Asian markets, one in the United Kingdom, one in Germany, one in Japan and one in Hong Kong. All freight is handled by outsourced transportation companies. We operate information systems, including electronic data interchange (EDI) and integrated warehouse management systems, to remain compliant with the requirements of our mass market retailers.

Principal Markets

The Company operates as one business segment, in the design, manufacture (through third parties in Asia), sales, marketing and distribution of videogame and PC accessories and videogames. In fiscal 2013, approximately 38% of our gross sales were generated by customers with retail stores located in the United States, 50% in Europe, 4% in Canada, and 8% in other countries, including Australia, Japan, China, Taiwan, Korea, Mexico, New Zealand and Singapore. In fiscal 2012, approximately 46% of our gross sales were generated by customers with retail stores located in the United States, 46% in Europe, 3% in Canada, and 5% in other countries, including Australia, Japan, China, Taiwan, Korea, Mexico, New Zealand and Singapore. In fiscal 2011, approximately 59% of our gross sales were generated by customers with retail stores located in the United States, 36% in Europe, 3% in Canada, and 2% in other countries, including Australia, Japan, Korea, New Zealand and Singapore.

Customers

Our products are sold by many of the largest videogame and consumer accessories retailers in the world including Amazon.com, Best Buy, GameStop, Meijer, Target, Toys “R” Us and Wal-Mart in the United States; Future Shop, Best Buy and GameStop/EB Games in Canada and ASDA, Argos, Auchan, Carrefour, Curry’s, Electronic Partner, Game, GameStop, Media-Saturn, Micromania, PC World and ProMarkt in Europe.

In each of fiscal 2013, 2012 and 2011, one of our customers, GameStop Inc., individually accounted for at least 10% of our gross sales, accounting for approximately 17%, 20% and 26% of our gross sales in fiscal 2013, 2012 and 2011, respectively, taking into account all of its U.S. and non-U.S. entities. In fiscal 2012, one other customer, Best Buy, individually accounted for at least 10% of our gross sales, accounting for approximately 11%, taking into account all of its U.S. and non-U.S. entities.

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

Our principal competitors for videogame and PC accessories include first-party manufacturers Microsoft Corporation, Nintendo Co., Ltd. and Sony Corporation, and third-party manufacturers including Accessories 4 Technology, ALS, Astro Gaming, BDA, Big Ben, Datel, Genius, Griffin Technology, Intec, Hama GmbH & Co KG, Jöllenbeck GmbH, Inc., Logic3, Logitech, NYKO, PDP, Power A, Razer, SteelSeries, Thrustmaster, Trust International, Turtle Beach and Vidis GmbH.

We believe that our products are targeted to a broad demographic group and that the major factors that will provide us with continued viability and competitive edge are licenses, innovative products, quality, service, brands and retail relationships.

Employees

At March 31, 2013, we had 256 full-time employees in the following locations:

Location
United States	85
United Kingdom	34
Germany	23
France	6
Hong Kong	38
Spain	2
Sweden	1
Japan	3
China	64

Total	256

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

Executive Officers of the Registrant

Our executive officers and their ages as of June 4, 2013 are as follows:

Name	Position	Age
Darren Richardson	President, Chief Executive Officer and Director of Mad Catz Interactive, Inc. and MCI	52
Allyson Evans(1)	Chief Financial Officer of Mad Catz Interactive, Inc. and MCI	44
Karen McGinnis(2)	Chief Financial Officer of Mad Catz Interactive, Inc. and MCI	46
Brian Andersen	Chief Operating Officer of Mad Catz Interactive, Inc.	37
Whitney Peterson	Senior Vice President, Business Affairs and Secretary	48
Andrew Young	Vice President Product Development	46

(1)	Ms. Evans resigned as Chief Financial Officer of Mad Catz Interactive Inc. and MCI effective June 7, 2013.
(2)	Ms. McGinnis was appointed Chief Financial Officer of Mad Catz Interactive Inc. and MCI effective June 10, 2013.

Darren Richardson has been our President and Chief Executive Officer since April 2004 and a director of the Company since 2005. Prior to his appointment as our President and Chief Executive Officer, Mr. Richardson served as our Executive Vice President since October 1997 and President and Chief Operating Officer of MCI since September 1999. Mr. Richardson served in several senior management capacities with Games Trader from 1997 until 1999, including Chief Operating Officer, and Vice President of Business Development, responsible for sales and marketing with a focus on new account development. He holds a Master of Business Administration degree from Trinity College, Dublin and a Bachelor of Commerce degree from the University of Wollongong, Australia.

Allyson Evans has been our Chief Financial Officer since September 2010. Ms. Evans joined the Company in December 2008 as Corporate Controller. Prior to joining the Company, Ms. Evans was Senior Vice President of Finance at Intralinks, Inc. from December 2006 through November 2008, and Chief Financial Officer of Merisel Inc. from November 2004 through May 2006. She also held various other finance-related positions at Merisel, Inc. beginning in April 1998. From 1995 to 1998, Ms. Evans was employed by the accounting firm of Deloitte & Touche, LLP, where she held the positions of staff accountant and senior accountant. Ms. Evans resigned as Chief Financial Officer of Mad Catz Interactive Inc. and MCI effective June 7, 2013.

Karen McGinnis will join our Company as Chief Financial Officer on June 10, 2013. Prior to joining the Company, she served as Vice President, Corporate Controller, and Chief Accounting Officer of Cymer, Inc., a global developer, manufacturer and marketer of light sources for the manufacturers of photolithography tools in the semiconductor equipment industry, from November 2009 through May 2013. Ms. McGinnis was employed by Insight Enterprises, Inc., a Fortune 500 global provider of information technology hardware, software and services, as Chief Accounting Officer from September 2006 until March 2009 and as senior vice president of finance from 2001 through September 2006. Ms. McGinnis is a Certified Public Accountant and received her bachelor’s degree in accounting from the University of Oklahoma.

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

Whitney Peterson has been our Corporate Secretary since April 2008 and Senior Vice President, Business Affairs since March 2013 and has served as Vice President Corporate Development and General Counsel for MCI since July 1998. Prior to joining MCI, Mr. Peterson worked at the international law firm of Latham & Watkins. Mr. Peterson received his law degree from the J. Rueben Clark School of Law at Brigham Young University, where he graduated Magna Cum Laude. Mr. Peterson also served as an Articles Editor on the BYU Law Review in which he was published. Following law school, Mr. Peterson clerked for the Honorable Bruce S. Jenkins, Chief Judge of the Federal District Court in Utah.

Andrew Young has been our Vice President Product Development since September 2008. Prior to joining us, Mr. Young spent eleven years with Saitek plc in various Engineering Management positions and was Director of Engineering, Quality and Manufacturing Operations for Saitek upon our acquisition. Prior to that, Mr. Young held various design positions with Penny & Giles, a global company that specialized in control systems for the aerospace, military and commercial sectors. Mr. Young is a fully qualified Mechanical Engineer with post graduate qualifications with the OU & Harvard Business School in Manufacturing Management and Strategic Marketing Management.

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

The vast majority of our sales are generated from a small number of large customers. Our top customer, GameStop Inc., accounted for approximately 17% of our gross sales in fiscal 2013, 20% of our gross sales in fiscal 2012 and 26% of our gross sales in fiscal 2011. Our top ten customers accounted for approximately 59% of gross sales in fiscal 2013, 62% of gross sales in fiscal 2012 and 63% of gross sales in fiscal 2011.

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

We have net monetary asset and liability balances in currencies other than the U.S. dollar, including the Pound Sterling, the Euro, the Canadian dollar, the Hong Kong dollar, the Japanese yen, and the Chinese Yuan Renminbi (“CNY”). International sales primarily are generated by our subsidiaries in the United Kingdom, Germany and Canada, and are denominated typically in their local currency. The expenses incurred by these subsidiaries are also denominated in the local currency. As a result, our operating results are exposed to change in exchange rates between the U.S. dollar and any of these currencies. We do not currently hedge our foreign exchange risk, which historically has not been significant. We will continue to monitor our exposure to currency fluctuations, and, where appropriate, may use financial hedging techniques in the future to minimize the effect of these fluctuations, which may be significant from time to time.

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

Our business is dependent upon the continued development of new and enhanced videogame platforms and videogames by first-party manufacturers, such as Sony, Microsoft and Nintendo, and videogames by publishers, including but not limited to, Activision, Blizzard, Capcom, Electronic Arts, Ubisoft, and Warner Bros. Interactive Entertainment. Our business could suffer if any of these parties fail to develop new or enhanced videogame platforms or popular game and entertainment titles for current or future generation platforms. If a platform is withdrawn from the market or fails to sell, we may be forced to liquidate our inventories or accept returns resulting in significant losses.

Historically, the videogame industry has been cyclical with many consumers delaying the purchase of new videogame systems for one to two years following the launch of a new system. However, following the launch of Nintendo’s Wii U system, the industry entered a transitional period that we expect to continue at least until the launch of Microsoft’s Xbox One and Sony’s PlayStation 4 later in 2013. We expect this transition period to be a challenging sales environment for the videogame industry and for our products designed for use with videogame platforms. The general decline in the videogame industry that typically occurs during these transition periods may adversely impact our business, results of operations, financial condition and liquidity, and if the decline is longer or deeper than expected, the impact on our business will be more severe.

New game platforms and development for multiple consoles create additional technical and business model uncertainties that could impact our business.

A significant portion of our revenues are derived from the sale of videogame accessories for use with proprietary videogame platforms, such as the Microsoft Xbox 360; the Sony PlayStation 3 and the Nintendo Wii U.

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

We have license and royalty agreements with various parties in which we pay fees in exchange for rights to use product inventions or trademarked names, shapes and likenesses in our products. The agreements often include minimum fee guarantees based on a reasonable expectation of the product sales to be generated throughout the life of the agreement. We cannot assure that we will be able to meet these expectations and may be obligated to pay unearned fees as a result. Some of our license agreements also contain stringent requirements regarding the use of the licensor’s trademarks. Our license and royalty agreements are for fixed terms. We cannot assure that we will be able to comply with all of the requirements contained in our licenses or that we will be able to maintain or extend the rights to our existing licenses.

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

We are parties to a license agreement with Microsoft Corporation under which we have the right to manufacture (through third party manufacturers), market and sell certain peripheral products for the Xbox 360 videogame console (“Xbox 360 Agreement”). The products produced pursuant to the Xbox 360 Agreement are license-dependent products. On March 31, 2013 the term of the Xbox 360 Agreement was automatically extended for an additional one year and will automatically renew for successive one-year terms unless either party provides written notice of its intention to terminate the license at least 90 days prior to the end of the then-current term. Should the Xbox 360 Agreement expire, be terminated for cause, or fail to be renewed, our product offerings may be limited thereby significantly reducing our revenues.

The collectibility of our receivables depends on the continued viability and financial stability of our retailers and distributors.

Due to the concentration of our sales to large high-volume customers, we maintain significant accounts receivable balances with these customers. As of March 31, 2013 and March 31, 2012, our 10 largest accounts receivable balances accounted for approximately 67% of total accounts receivable in each period. We generally do not require any collateral from our customers to secure payment of these accounts receivable. However, we do seek to control credit risk through ongoing credit evaluations of our customers’ financial condition and by purchasing credit insurance on European retail accounts receivable balances. If any of our major customers were to default in the payment of their obligations to us, our business, financial condition, operating results and cash flows could be adversely affected.

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

There are also uncertainties regarding the interpretation and enforcement of laws, rules and policies in China. The Chinese legal system is based on written statutes, and prior court decisions have limited precedential value. In addition, many laws and regulations are relatively new, and the Chinese legal system is still evolving, resulting in sporadic and inconsistent enforcement and interpretation. The Chinese judiciary is relatively inexperienced in enforcing the laws that exist, leading to additional uncertainty as to the outcome of any litigation. Even where adequate laws exist in China, it may be impossible to obtain swift and equitable enforcement of such laws, or to obtain enforcement of a judgment by a court in a different jurisdiction.

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

We have offices and sales throughout the world. Our registered office is in Canada. Our operational headquarters is in San Diego, California. We also have offices in the United Kingdom, France, Germany, Spain, Japan, China and Hong Kong. Approximately 42% of our gross sales in fiscal year 2013 were generated by customers whose retail locations are in North America, and a substantial majority of our products are manufactured by third parties in Hong Kong and China. The geographical distances between our operations create a number of logistical and communications challenges. These challenges include managing operations across multiple time zones, directing the manufacture and delivery of products across long distances, coordinating procurement of components and raw materials and their delivery to multiple locations, and coordinating the activities and decisions of the management team, which is based in a number of different countries.

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

In addition to cash flow generated from sales of our products, we finance our operations with a Credit Facility (the “Credit Facility”) provided by Wells Fargo Capital Finance, LLC (“Wells Fargo”), an unrelated party. On August 1, 2012, we extended the Credit Facility until October 31, 2015. If we are unable to comply with the restrictive and financial covenants contained in the Credit Facility, Wells Fargo may declare the outstanding borrowings under the facility immediately due and payable. In such an event, our liquidity will be materially adversely affected, which could in turn have a material adverse impact on our future financial position and results of operations. We would be required to obtain additional financing from other sources. We cannot predict whether or on what terms additional financing might be available. If we are required to seek additional financing and are unable to obtain it, we may have to change our business and capital expenditure plans, which would have a materially adverse effect on our future results of operations. In addition, the debt under our Credit Facility could make it more difficult to obtain other debt financing in the future, which could put us at a competitive disadvantage to competitors with less debt.

The Credit Facility contains financial and other covenants that we are obligated to maintain. If we violate any of these covenants, we will be in default under the Credit Facility. If a default occurs and is not timely cured or waived by Wells Fargo, Wells Fargo could seek remedies against us, including: (1) penalty rates of interest, (2) immediate repayment of the debt or (3) foreclosure on assets securing the Credit Facility. No assurance can be given that we will maintain compliance with these covenants in the future. The Credit Facility is asset based and can only be drawn down in an amount to which eligible collateral exists and can be negatively impacted by extended collection of accounts receivable, unexpectedly high product returns and slow moving inventory, among other factors. The Company is required to meet a quarterly financial covenant based on the Company’s trailing four quarter’s coverage of fixed charges. At March 31, 2013, we were in compliance with this covenant.

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

Funding for our future growth may depend upon obtaining new financing, which may be difficult to obtain on terms that are acceptable to the Company.

To accommodate our expected future growth, we may need funding in addition to cash provided from current operations and continued availability under our Credit Facility provided by Wells Fargo. Our ability to obtain additional financing on terms that are acceptable to the Company may be constrained by economic conditions that affect global financial markets. If we are unable to obtain additional financing, we may be unable to take advantage of opportunities with potential business partners or new products, to finance our existing operations or to otherwise expand our business as planned.

Accounts receivable represent a large portion of our assets, a large portion of which are owed by a few customers. If these accounts receivable are not paid, we could suffer a significant decline in cash flow and liquidity which, in turn, could limit our ability to pay liabilities and purchase an adequate amount of inventory.

Our accounts receivable represented 26%, 20%, and 26% of our total assets as of March 31, 2013, 2012 and 2011, respectively. As a result of the substantial amount and concentration of our accounts receivable, if any of our major customers fails to timely pay us amounts owed, we could suffer a significant decline in cash flow and liquidity which could negatively affect our ability to make payments under our Credit Facility and which, in turn, could adversely affect our ability to borrow funds, to purchase inventory, to sustain or expand our current sales volume. Accordingly, if any of our major customers fails to timely pay us amounts owed, our sales and profitability may decline.

Increases in interest rates may increase our interest expense and adversely affect our profitability and cash flow and our ability to service indebtedness.

We depend, in a significant part, on borrowings under the Credit Facility to finance our operations. At March 31, 2013, the outstanding balance under the Credit Facility was $8.9 million. The interest rate applicable to the Credit Facility varies based on the U.S. prime rate plus 0.50% or, at our option, LIBOR plus 2.5% with a LIBOR floor of 1.5%. The variable rate debt outstanding under the Credit Facility had a weighted average annual interest rate of approximately 4.3% for the year ended March 31, 2013. Increases in the interest rate under the Credit Facility will increase our interest expense, which could harm our profitability and cash flow.

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

Our revenue and profitability are affected by global business and economic conditions, particularly in the United States and Europe. Downturns in the global economy could have a significant impact on demand for our products. In an uncertain economic environment such as we are operating in today, there is a greater likelihood that more of our customers could become delinquent on their obligations to us or go bankrupt, which, in turn, could result in a higher level of charge-offs and provision for credit losses, all of which would adversely affect our earnings. Uncertainty created by the long-term effects of volatile oil prices, terrorist activities, potential pandemics, natural disasters and related uncertainties and risks and other geopolitical issues may impact the purchasing decisions of current or potential customers. Because of these factors, in addition to the current console transition period, we believe the level of demand for our products and services, and projections of future revenue and operating results, will continue to be difficult to predict. If economic conditions in the United States and other key markets continue to be uncertain, we may experience material adverse impacts to our business and operating results.

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

Our internal order, inventory and product data management system is an electronic system through which we manage customer orders and product pricing, shipment, and returns, among other matters. The continued and uninterrupted performance of our information systems is critical to our day-to-day business operations. Despite our precautions, unanticipated interruptions in our computer and telecommunications systems have, in the past, caused problems or stoppages in this electronic system. These interruptions, and resulting problems, could occur in the future. We have extremely limited ability and personnel to process purchase orders and manage product pricing and other matters in any manner other than through this electronic system. Any interruption or delay in the operation of this electronic system could cause a significant decline in our sales and profitability.

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

Since April 2012, the CNY has traded against the U.S. dollar in the inter-bank spot foreign exchange market in a 1.0% trading band rather than being pegged to the U.S. dollar as it was prior to 2005, trading in the 0.3%

range applicable between 2005 and 2007 or trading in the 0.5% range applicable between 2007 and 2012. The administrative rules governing the floating band of the CNY trading prices against non-U.S. dollar currencies in the inter-bank spot foreign exchange market and the spread between the CNY/U.S. dollar selling and buying prices quoted by the foreign exchange-designated banks remain unchanged.

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

Some of our competitors, particularly the first-party manufacturers, enjoy competitive advantages over us, such as longer operating histories, larger technical staffs, more established and larger sales and marketing organizations, significantly greater financial and other resources, the ability to respond more quickly to new or emerging technologies and changes in customer requirements or ability to establish or strengthen cooperative relationships with retailers, distributors and other marketers.

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

Our common stock is subject to rules promulgated by the SEC relating to “penny stocks,” which apply to certain companies whose shares trade at less than $5.00 per share and which do not meet certain other financial requirements specified by the SEC. These rules require brokers who sell “penny stocks” to persons other than established customers and “accredited investors” to complete certain documentation, make suitability inquiries of investors, and provide investors with certain information concerning the risks of trading in such penny stocks. These rules may discourage or restrict the ability of brokers to sell our common stock and may affect the secondary market for our common stock. These rules could also have a detrimental effect upon our ability to raise funds through an offering of our common stock.

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

MCE leases business premises located at 1-2 Shenley Pavilions, Shenley Wood, Milton Keynes, Buckinghamshire MK5 6LB UK. The lease is scheduled to expire on September 29, 2014.

MCE leases business premises located at Wales 1 Business Park, Building 104 and 102, Newport Road, Magor, NP26 3DG UK. The lease is scheduled to expire on July 1, 2016.

MCIA leases business premises located at Miramar Tower (Units 2005-8 on 20/F), 132 Nathan Road, Tsimshatsui, Kowloon, Hong Kong. The lease is scheduled to expire on March 31, 2014.

MCTD leases business premises located at Building A, Dong Fang Ya Yuan, 2nd Xixiang Baomin Road, Baoan District, Shenzhen, Guangdong Province, China. The lease is scheduled to expire on April 30, 2015.

Mad Catz GmbH leases business premises located at Landsberger Str. 400, 81241 München, Germany. The lease is scheduled to expire on March 31, 2014.

Saitek SAS and Mad Catz France lease business premises located at 13, Rue Camille Desmoulins, 92441, Issy Les Moulineaux, France. The lease is scheduled to expire on March 31, 2015.

MCJ leases business premises located at Sagura Building, 3rd Floor, 4-29-3 Yoga, Setagaya-ku, Tokyo, 158-0097 Japan. The lease can be terminated by either party with 30 days notice.

Management believes that our leased facilities are adequate for the near term. At present management is unaware of any environmental issues affecting any of our premises.

Item 3.    Legal Proceedings

On January 14, 2013, the Company filed a complaint in San Diego Superior Court (Case No. 37-2013-00030075-CU-BT-CTL) against an unknown John Doe and 2-20 additional unknown Does that have posted statements on on-line message boards that were disparaging, false and untrue about the Company, its products, services and employees, as well as contained non-public information about the Company, its products, its internal workings and its financial condition. The Company is seeking compensatory and punitive damages from the statements occurring on the message boards.

On July 6, 2012, the Company’s subsidiaries Mad Catz, Inc., and Mad Catz Interactive Asia Limited filed a complaint styled Mad Catz, Inc. et. al. v. KnowledgeTech Corp., Case No. 37-2012-00100125-CU-BC-CTL, in the Superior Court of California, County of San Diego. The complaint alleges that KnowledgeTech Corp. breached its contract with the plaintiffs for failing to issue credits for returned product. The plaintiffs are seeking damages in the amount to be determined at trial. Since the filing of the complaint, KnowledgeTech filed a cross-complaint against Mad Catz Interactive Asia Limited and Mad Catz, Inc., and a complaint against Mad Catz Interactive, Inc., Tritton Technologies, Inc., and Mad Catz Europe Limited seeking payment for goods produced without any set off for returned goods. Discovery in the case is proceeding. Trial in the matter is set for January 17, 2014. The Company believes that the allegations in the cross-complaint lack merit and intends to vigorously defend all cross-claims asserted.

In addition to the foregoing matters, from time to time, the Company may become involved in various lawsuits and legal proceedings that arise in the ordinary course of business. We will also, from time to time, when appropriate in management’s estimation, record reserves in our financial statements for pending litigation. Litigation is expensive and is subject to inherent uncertainties, and an adverse result in any such matters could adversely impact our operating results or financial condition. Additionally, any litigation to which we may become subject could also require significant involvement of our senior management and may divert management’s attention from our business and operations. Although claims, suits, investigations and proceedings are inherently uncertain and their results cannot be predicted with certainty, we believe that the resolution of any current pending matters will not have a material adverse effect on our business, financial condition, results of operations or liquidity.

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

Market Information

Our common stock commenced trading on the Toronto Stock Exchange (“TSX”) in December 1995 and on NYSE MKT (“NYSE MKT”) in September 1999. Since September 2001, our common stock has traded on the NYSE MKT and the TSX under the symbol “MCZ”. The following table sets forth, for the fiscal quarters indicated, the high and low market prices for the Company’s common stock on the NYSE MKT and TSX:

	NYSE MKT (U.S. $)		Toronto Stock Exchange (Canadian $)
	High	Low	High	Low
Fiscal 2013
Fourth Quarter	$0.61	$0.38	$0.59	$0.40
Third Quarter	0.68	0.50	0.66	0.50
Second Quarter	0.71	0.54	0.73	0.53
First Quarter	0.60	0.41	0.60	0.41
Fiscal 2012
Fourth Quarter	$0.80	$0.53	$0.78	$0.53
Third Quarter	0.86	0.51	0.90	0.52
Second Quarter	1.55	0.58	1.47	0.56
First Quarter	2.33	1.27	2.24	1.24

Holders

The closing sales price of our common stock on the NYSE MKT was $0.47 on May 31, 2013, and there were approximately 225 shareholders of record of our common stock as of that date.

Dividends

We have never declared or paid any dividends and do not expect to pay any dividends in the foreseeable future.

Issuer Purchases of Equity Securities

Neither our Company nor any affiliated purchaser repurchased any of our equity securities during fiscal 2013.

The graph below compares the cumulative total shareholder return on the Common Stock of the Company from March 31, 2008 through and including March 31, 2013 with the cumulative total return on the S&P/TSX Composite Total Return Index, the NYSE MKT Composite Index and the stocks included in the Morningstar database under the Standard Industrial Code 3944 (Games & Toys, except Bicycles). The graph assumes the investment of $100 in the Company’s Common Stock and in each of the indexes on March 31, 2008 and reinvestment of all dividends. Unless otherwise specified, all dates refer to the last day of each year presented. The stock price information shown on the graph below is not necessarily indicative of future price performance.

ASSUMES $100 INVESTED ON MARCH 31, 2008

ASSUMES DIVIDEND REINVESTED

FISCAL YEAR ENDED MARCH 31, 2013

	Fiscal Year Ended
	3/31/2008	3/31/2009	3/31/2010	3/31/2011	3/31/2012	3/31/2013
Mad Catz Interactive, Inc.	$100.00	$50.08	$77.42	$353.23	$100.00	$60.97
SIC Code 3944 Index	100.00	80.80	126.00	156.38	132.76	156.22
NYSE MKT Market Index	100.00	63.15	91.22	118.4	121.13	122.5
S&P/TSX Composite Total Return	100.00	67.58	96.06	115.66	104.38	110.75

Companies included in the Standard Industrial Code 3944 peer group include: Action Products International, Inc.; Avisio, Inc.; Conspiracy Entertainment Holdings Inc.; Entertainment Gaming Asia Inc.; Gaming Partners International Corp; Hasbro, Inc.; Jakks Pacific, Inc.; LeapFrog Enterprises, Inc.; Mad Catz Interactive, Inc.; Millennium Prime Inc.; Nocopi Technologies, Inc.; Toyshare, Inc.; and Toyzap.com, Inc.

Item 6.    Selected Financial Data

The summary of financial information set forth below is derived from and should be read in conjunction with the financial statements and notes thereto included elsewhere in this Annual Report on Form 10-K. Our historical results are not necessarily indicative of our results of operations to be expected in the future.

	Years Ended March 31,
	2013	2012	2011	2010	2009
	(In thousands of U.S. dollars, except share and per share data)
Consolidated Statements of Operations Data:
Net sales	$122,664	$117,552	$183,899	$118,956	$112,521
Cost of sales	88,148	86,052	130,605	82,616	80,558

Gross profit	34,516	31,500	53,294	36,340	31,963
Operating expenses:
Sales and marketing	15,397	15,313	14,316	11,452	13,216
General and administrative	11,941	12,411	13,794	12,118	14,968
Research and development	4,205	5,634	4,678	2,657	1,076
Goodwill impairment	10,468	—	—	—	27,887
Acquisition related items	1,088	1,067	873	—	—
Amortization	933	955	951	1,758	2,344

Total operating expenses	44,032	35,380	34,612	27,985	59,491

Operating income (loss)	(9,516)	(3,880)	18,682	8,355	(27,528)
Interest expense, net	(894)	(1,123)	(2,897)	(2,460)	(2,094)
Foreign exchange gain (loss), net	615	(560)	1,195	(270)	(462)
Change in fair value of warrant liability	544	2,557	—	—	—
Other income	87	115	247	252	361

Income (loss) before income taxes	(9,164)	(2,891)	17,227	5,877	(29,723)
Income tax benefit (expense)	(2,036)	1,264	(6,346)	(1,454)	(2,921)

Net income (loss)	$(11,200)	$(1,627)	$10,881	$4,423	$(32,644)

Net income (loss) per share — basic	$(0.18)	$(0.03)	$0.20	$0.08	$(0.59)

Net income (loss) per share — diluted	$(0.18)	$(0.03)	$0.18	$0.08	$(0.59)

Shares used in calculation:
Basic	63,471,235	63,094,422	55,429,673	55,098,549	55,088,960
Diluted	63,471,235	63,094,422	66,924,206	55,103,237	55,088,960
Consolidated Selected Balance Sheet Data:
Cash	$2,773	$2,474	$3,734	$2,245	$2,890
Working capital	12,117	12,967	6,199	10,053	4,697
Goodwill and intangible assets, net	3,679	15,102	16,069	11,294	13,585
Total assets	52,523	77,073	75,534	51,549	55,601
Bank loan	8,888	16,654	5,408	3,829	13,272
Convertible notes payable including interest	—	—	14,828	16,096	16,051
Total shareholders’ equity	16,878	29,491	24,097	11,334	6,417

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

Overview

Our Business

We are a leading provider of videogame accessories, PC game accessories, PC input devices, multimedia audio products, chess and intelligent games and videogames primarily marketed under the Mad Catz, Saitek, Tritton and AirDrives brands. We also produce for selected customers a limited range of products marketed on a “private label” basis. We design, manufacture (through third parties in Asia), sell, market and distribute accessories for all major videogame platforms, the PC and Mac and, smart phones and other smart devices. Our products include control pads, steering wheels, joysticks, memory cards, video cables, light guns, dance pads, microphones, car adapters, carry cases, mice, keyboards and headsets. We also develop flight simulation software through our internal ThunderHawk StudiosTM. We also publish videogames.

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

Foreign Currency

In fiscal 2013, approximately 62% of our annual sales were transacted outside the United States. The majority of our international business is presently conducted in currencies other than the U.S. dollar. Foreign currency transaction gains and losses arising from normal business operations are credited to or charged against earnings in the period incurred. As a result, fluctuations in the value of the currencies in which we conduct our business relative to the U.S. dollar will cause currency transaction gains and losses, which we have experienced in the past and continue to experience. Due to the substantial volatility of currency exchange rates, among other factors, we cannot predict the effect of exchange rate fluctuations upon future operating results. There can be no assurances that we will not experience currency losses in the future. To date we have not hedged against foreign currency exposure and we cannot predict the effect foreign currency fluctuations will have on us in the future.

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

Revenue Recognition

We recognize revenue when each of the following have occurred (1) there is persuasive evidence that an arrangement with our customer exists, which is generally a customer purchase order, (2) the products are deliv ered, which generally occurs when the products are shipped and risk of loss has been transferred to the customer,

(3) the selling price is fixed or determinable and (4) collection of the customer receivable is deemed reasonably assured. Our payment arrangements with customers typically provide net 30- and 60-day terms. All of our arrangements are single element arrangements and there are no undelivered elements after the point of shipment.

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

Our customer base is highly concentrated and a deterioration of a significant customer’s financial condition, or a decline in the general economic conditions could cause actual write-offs to be materially different from the estimated allowance. As of March 31, 2013, one customer represented 15% of total accounts receivable.

Customers comprising the ten highest outstanding trade receivable balances accounted for approximately 67% of total accounts receivables as of March 31, 2013. If any of these customer’s receivable balances should be deemed uncollectible, we would have to make adjustments to our allowance for doubtful accounts, which could have a significant adverse effect on our financial condition and results of operations in the period the adjustments are made.

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

Valuation of Goodwill

We perform an annual impairment review at the reporting unit level during the fourth quarter of each fiscal year or more frequently if we believe indicators of impairment are present. Authoritative guidance requires that goodwill and certain intangible assets be assessed for impairment using fair value measurement techniques. Specifically, goodwill impairment is determined using a two-step process. The first step of the goodwill impairment test is used to identify potential impairment by comparing the fair value of a reporting unit with its carrying amount, including goodwill, using a combination of the income approach (using discounted future cash flows) and the market valuation approach. If the carrying amount of the reporting unit exceeds the reporting unit’s fair value, we perform the second step of the goodwill impairment test to determine the amount of impairment loss. The second step of the goodwill impairment test involves comparing the implied fair value of our reporting unit’s goodwill based on a number of factors, including the implied discount rate, with the carrying amount of that goodwill. If the carrying amount of the reporting unit’s goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to that excess. During the fourth quarter of 2013, our market capitalization declined to a point below our book equity value. As a result, we completed the first step of our goodwill impairment testing, which indicated that the fair value of our reporting unit was lower than its carrying value. The decrease in value was due to lower projected near-term growth rates in the gaming industry, lowering the anticipated growth trend used for goodwill impairment testing. We recognized a pre-tax goodwill impairment charge of approximately $10.5 million during the fourth quarter of fiscal 2013, based on the fair value analysis.

Share-Based Payments

We measure stock-based compensation cost at the grant date, based on the fair value of the award, and recognize it as expense over the employee’s requisite service period.

The fair value of each option award is estimated on the date of grant using the Black-Scholes option valuation model. The expected life of the options is based on a number of factors, including historical exercise experience, the vesting term of the award, the expected volatility of our stock. The expected volatility is estimated based on the historical volatility (using daily pricing) of our stock. The risk-free interest rate is determined on a constant U.S. Treasury security rate with a contractual life that approximates the expected term of the stock options. In accordance with authoritative guidance, we reduce the calculated Black-Scholes value by applying a forfeiture rate, based upon historical pre-vesting option cancellations. Estimated forfeitures are reassessed at each balance sheet date and may change based on new facts and circumstances.

Valuation of Deferred Income Taxes

We record valuation allowances to reduce our deferred tax assets to an amount that we believe is more likely than not to be realized. We consider estimated future taxable income and ongoing prudent and feasible tax planning strategies, including reversals of deferred tax liabilities, in assessing the need for a valuation allowance. If we were to determine that we will not realize all or part of our deferred tax assets in the future, we would make an adjustment to the carrying value of the deferred tax asset, which would be reflected as income tax expense. Conversely, if we were to determine that we will realize a deferred tax asset, which currently has a valuation allowance, we would reverse the valuation allowance which would be reflected as an income tax benefit or as an adjustment to stockholders’ equity, for tax assets related to stock options. As a result of uncertainties regarding the realization of the Company’s net deferred tax assets due to the uncertainty over future profitability as well as the fact that the Company remains in a three year cumulative book pre-tax loss position in the U.S., the Company has continued to record a valuation allowance against its U.S. deferred tax assets. The Company has worldwide gross deferred tax assets of approximately $19.6 million as of March 31, 2013. The Company will continue to evaluate the realizability of its net deferred tax asset on an ongoing basis to identify whether any significant changes in circumstances or assumptions have occurred that could materially affect the realizability of deferred tax assets and expects to release the valuation allowance when it has sufficient positive evidence, including but not limited to cumulative earnings in successive recent periods, to overcome such negative evidence.

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

RESULTS OF OPERATIONS

Fiscal Year Ended March 31, 2013 Compared to Fiscal Year Ended March 31, 2012

Net Sales

From a geographical perspective, our net sales for the fiscal years ended March 31, 2013 and 2012 were as follows (in thousands):

	Year Ended March 31, 2013		Year Ended March 31, 2012		$ Change	% Change
	Net Sales	% of Total	Net Sales	% of Total
Europe	$61,960	50%	54,512	46%	$7,448	14%
United States	46,612	38%	53,565	46%	(6,953)	(13)%
Canada	4,704	4%	3,798	3%	906	24%
Other countries	9,388	8%	5,677	5%	3,711	65%

Consolidated net sales	$122,664	100%	$117,552	100%	$5,112	4%

Net sales in fiscal year 2013 increased 4% from fiscal year 2012. Net sales in the United States decreased $7.0 million over the prior year, which was primarily attributable to a decrease in sales to one customer. Net sales in Europe increased $7.4 million, which was largely attributable to increases in Tritton and PC related products. Net sales in Canada increased $0.9 million, which was largely attributable to increases in Tritton and PC related products. Net sales in other countries increased by $3.7 million, primarily related to expansion of our Asia-based sales force. Our sales by quarter were as follows (in thousands):

	Year Ended March 31, 2013		Year Ended March 31, 2012
	Net Sales	% of Total	Net Sales	% of Total
1st quarter	$21,822	18%	$16,463	14%
2nd quarter	31,215	25%	25,751	22%
3rd quarter	45,019	37%	46,188	39%
4th quarter	24,608	20%	29,150	25%

Total	$122,664	100%	$117,552	100%

In fiscal 2013, neither first, third nor fourth quarter sales were significantly benefitted by products launched in those quarters. In fiscal 2013, second quarter sales included the launch of one new Tritton product and the release of a software game. In fiscal 2012, neither first, second nor fourth quarter sales were significantly benefitted by products launched in those quarters. In fiscal 2012, third quarter sales included the launch of three new Tritton products.

Our sales by platform were as follows:

	Year Ended March 31,
	2013	2012
PC and Mac	34%	28%
Xbox 360	30%	31%
PlayStation 3	8%	8%
Wii	1%	3%
Handheld consoles	1%	2%
Wii-U	1%	0%
Smartphone/Tablet	1%	—%
All others	24%	28%

Total	100%	100%

Our sales by product category were as follows:

	Year Ended March 31,
	2013	2012
Audio	48%	38%
Specialty controllers	14%	25%
Accessories	8%	10%
Controllers	5%	10%
Games and bundles(a)	4%	2%
Input devices	21%	15%

Total	100%	100%

(a)	Games and bundles category includes videogames sold with the Rock Band and Damage Inc. videogames and related accessories.

Our sales by brand were as follows:

	Year Ended March 31,
	2013	2012
Mad Catz	45%	54%
Tritton	44%	32%
Saitek	9%	10%
All others	2%	4%

Total	100%	100%

Gross Profit

Gross profit is defined as net sales less cost of sales. Cost of sales consists of product costs, cost of licenses and royalties, cost of freight-in and freight-out and distribution center costs, including depreciation and other overhead costs.

The following table presents net sales, cost of sales and gross profit for fiscal years ended March 31, 2013 and 2012 (in thousands):

	Year Ended March 31,
	2013		2012
	Amount	% of Net Sales	Amount	% of Net Sales	$ Change	% Change
Net sales	$122,664	100%	$117,552	100%	$5,112	4%
Cost of sales	88,148	72%	86,052	73%	2,096	2%

Gross profit	$34,516	28%	$31,500	27%	$3,016	10%

Gross profit in fiscal 2013 increased 10% from fiscal 2012, and gross profit as a percentage of net sales increased to 28% in fiscal 2013 from 27% in fiscal 2012. The increase in gross profit margin was predominately due to decreased inventory obsolescence charges related to products of our accessories compatible with the Rock Band 3 game. This increase in gross profit margin was partially offset by a number of factors, none of which was individually significant.

Operating Expenses

Operating expenses for fiscal years ended March 31, 2013 and 2012 were as follows (in thousands):

	March 31, 2013	% of Net Sales	March 31, 2012	% of Net Sales	$ Change	% Change
Sales and marketing	$15,397	12%	$15,313	13%	$84	1%
General and administrative	11,941	10%	12,411	10%	(470)	(4)%
Research and development	4,205	3%	5,634	5%	(1,429)	(25)%
Acquisition related items	1,088	1%	1,067	1%	21	2%
Goodwill impairment	10,468	9%	—	—%	10,468	100%
Amortization of intangibles	933	1%	955	1%	(22)	(2)%

Total operating expenses	$44,032	36%	$35,380	30%	$8,652	24%

Sales and Marketing Expenses.    Sales and marketing expenses consist primarily of payroll, commissions, participation at trade shows and travel costs for our worldwide sales and marketing staff, advertising and costs of operating our GameShark.com website. The increase in sales and marketing expense of $0.1 million is primarily due to increased marketing spending relating to trade shows during fiscal year 2013. We expect sales and marketing expenses as a percentage of net sales in fiscal 2014 to remain approximately the same as that of fiscal 2013.

General and Administrative.    General and administrative expenses include salaries and benefits for our executive and administrative personnel, facilities costs and professional services, such as legal and accounting, and bad debt expense. The decrease in general and administrative expenses of $0.5 million is primarily due to a reduction of product development costs not related to research and development and a reduction in information technology costs due to more efficient processes. We expect general and administrative expenses as a percentage of net sales in fiscal 2014 to slightly increase.

Research and Development.    Research and development expenses include the costs of developing and enhancing new and existing products in addition to the costs of developing games. The decrease in research and development expenses is primarily due to reduced research and development activities related to our videogames, accessories and peripherals products, specifically a new line of Tritton headsets and the videogame Damage, Inc., which was released in August 2012. We expect research and development expenses in fiscal 2014 to decrease slightly, on an absolute dollar basis, from fiscal 2013 levels.

Acquisition Related Items.    Acquisition related items relate to accounting for the Tritton acquisition, which include fair value measurement adjustments to the contingent consideration valuation, which will continue to be adjusted through fiscal 2015 when the amount will be fully paid.

Goodwill Impairment.    Given a decline in the market capitalization of the Company noted through the fourth quarter of fiscal year 2013, a goodwill impairment test was performed, at which time it was determined that an impairment did exist. Accordingly, the Company performed the step two analysis and recorded an impairment charge of $10.5 million during the year ended March 31, 2013.

Amortization of Intangibles.    Amortization of intangibles decreased slightly due to certain Saitek trademarks which became fully amortized during fiscal 2013.

Interest Expense, net, Foreign Exchange Gain (Loss) and Other Income

Interest expense, net, foreign exchange gain (loss) and other income for fiscal years ended March 31, 2013 and 2012 were as follows (in thousands):

	March 31, 2013	% of Net Sales	March 31, 2012	% of Net Sales	$ Change	% Change
Interest expense, net	$(894)	1%	$(1,123)	1%	$(229)	(20)%
Foreign exchange gain (loss)	$615	1%	$(560)	1%	$1,175	210%
Other income	$87	—%	$115	—%	$(28)	(24)%
Gain on change in fair value of warrant liability	$544	—%	$2,557	2%	$(2,013)	(79)%

Interest expense, net decreased primarily due to a lower interest rate under our Credit Facility, and to a lesser extent due to lower outstanding balances under the Company’s line of credit during the peak season. The foreign exchange gain in fiscal 2013 compared to the loss in fiscal 2012 resulted primarily from increased fluctuations between the British pound and the Euro against the U.S. and Hong Kong dollars during the fiscal 2013 period. Other income primarily consists of advertising income from our GameShark.com website and the decrease in other income is primarily related to lower Gameshark.com advertising revenues. The gain on change in fair value of warrant liability represents the change in fair value of the Warrants issued in connection with the Securities Purchase Agreement. Specifically, the reduction in the Company’s stock price resulted in a decrease in the value of the warrant liability and a gain during fiscal 2013 and 2012.

Provision for Income Taxes

Income tax expense (benefit) for fiscal years ended March 31, 2013 and 2012 were as follows (in thousands):

March 31, 2013	Effective Tax Rate	March 31, 2012	Effective Tax Rate	$ Change	% Change
$2,036	(22)%	$(1,264)	44%	$3,300	261%

The Company’s effective tax rate is a blended rate for different jurisdictions in which the Company operates. Our effective tax rate fluctuates depending on the composition of our taxable income between the various jurisdictions in which we do business, including our U.S. operating company, and our Canadian parent company for which we continue to provide a full valuation allowance against its losses. The Company will continue to evaluate the realizability of its U.S. net deferred tax assets on an ongoing basis to identify whether any significant changes in circumstances or assumptions have occurred that could materially affect the realizability of deferred tax assets and expects to release the valuation allowance when it has sufficient positive evidence, including but not limited to cumulative earnings in successive recent periods, to overcome such negative evidence. The decrease in effective tax rate in fiscal 2013 versus fiscal 2012 is primarily a result of an increase in net operating losses in fiscal 2013 in certain jurisdictions for which no tax benefit is taken due to valuation allowances and the effect of our goodwill impairment charge.

Fiscal Year Ended March 31, 2012 Compared to Fiscal Year Ended March 31, 2011

Net Sales

From a geographical perspective, our net sales for the fiscal years ended March 31, 2012 and 2011 were as follows (in thousands):

	Year Ended March 31, 2012		Year Ended March 31, 2011		$ Change	% Change
	Net Sales	% of Total	Net Sales	% of Total
United States	$53,565	46%	$107,528	59%	$(53,963)	(50)%
Europe	54,512	46%	66,834	36%	(12,322)	(18)%
Canada	3,798	3%	5,472	3%	(1,674)	(31)%
Other countries	5,677	5%	4,065	2%	1,612	40%

Consolidated net sales	$117,552	100%	$183,899	100%	$(66,347)	(36)%

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

Net sales in other countries increased by $1.6 million, primarily related to expansion of our Asia-based sales force.

Our sales by quarter were as follows (in thousands):

	Year Ended		Year Ended
	March 31, 2012		March 31, 2011
	Net Sales	% of Total	Net Sales	% of Total
1st quarter	$16,463	14%	$19,905	11%
2nd quarter	25,751	22%	37,404	20%
3rd quarter	46,188	39%	92,902	51%
4th quarter	29,150	25%	33,688	18%

Total	$117,552	100%	$183,899	100%

In fiscal 2012, neither first, second nor fourth quarter sales were significantly benefitted by products launched in those quarters. In fiscal 2012 third quarter sales included the launch of three new Tritton products. In fiscal 2011, the first quarter benefited from the launch of Tritton products, offset by declines in other product sales. In the second and third quarters of fiscal 2011, accessories compatible with the Rock Band 3 game and Cyborg-branded products were launched.

Our sales by platform were as follows:

	Year Ended March 31,
	2012	2011
Xbox 360	31%	31%
PC and Mac	28%	15%
PlayStation 3	8%	17%
Wii	3%	14%
Handheld consoles	2%	3%
GameCube	1%	1%
PlayStation 2	—%	1%
All others	27%	18%

Total	100%	100%

Our sales by product category were as follows:

	Year Ended March 31,
	2012	2011
Specialty controllers	25%	28%
Audio	38%	27%
Controllers	10%	15%
Accessories	10%	12%
Games and bundles(a)	2%	11%
Input devices	15%	7%

Total	100%	100%

(a)	Games category includes videogames sold with the Rock Band videogame and related accessories.

Our sales by brand were as follows:

	Year Ended March 31,
	2012	2011
Mad Catz	38%	61%
Tritton	32%	14%
Cyborg	16%	7%
Saitek	10%	6%
Eclipse	3%	3%
All others	1%	9%

Total	100%	100%

Gross Profit

Gross profit is defined as net sales less cost of sales. Cost of sales consists of product costs, cost of licenses and royalties, cost of freight-in and freight-out and distribution center costs, including depreciation and other overhead costs.

The following table presents net sales, cost of sales and gross profit for fiscal years ended March 31, 2012 and 2011 (in thousands):

	Year Ended March 31,
	2012		2011
	Amount	% of Net Sales	Amount	% of Net Sales	$ Change	% Change
Net sales	$117,552	100%	$183,899	100%	$(66,347)	(36)%
Cost of sales	86,052	73%	130,605	71%	(44,553)	(34)%

Gross profit	$31,500	27%	$53,294	29%	$(21,794)	(41)%

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

Operating Expenses

Operating expenses for fiscal years ended March 31, 2012 and 2011 were as follows (in thousands):

	March 31, 2012	% of Net Sales	March 31, 2011	% of Net Sales	$ Change	% Change
Sales and marketing	$15,313	13%	$14,316	8%	$997	7%
General and administrative	12,411	10%	13,794	7%	(1,383)	(10)%
Research and development	5,634	5%	4,678	3%	956	20%
Acquisition related items	1,067	1%	873	—%	194	22%
Amortization of intangibles	955	1%	951	1%	4	0%

Total operating expenses	$35,380	30%	$34,612	19%	$768	2%

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

Interest expense, net decreased primarily due to lower debt balances as the result of the repayment of the convertible note, and to a lesser extent due to lower outstanding balances under the Company’s line of credit during the peak season. The foreign exchange loss in fiscal 2012 compared to the gain in fiscal 2011 resulted primarily from decreased fluctuations between the British pound and the Euro against the U.S. and Hong Kong dollars during the 2012 period. Other income primarily consists of advertising income from our GameShark.com website and the decrease in other income is primarily related to lower Gameshark.com advertising revenues. The gain on change in fair value of warrant liability represents the fair value of the Warrants issued in connection with the Securities Purchase Agreement.

Provision for Income Taxes

Income tax expense (benefit) for fiscal years ended March 31, 2012 and 2011 were as follows (in thousands):

March 31, 2012	Effective Tax Rate	March 31, 2011	Effective Tax Rate	$ Change	% Change
$(1,264)	44%	$6,346	37%	$(7,610)	(120)%

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

Liquidity and Capital Resources

Sources of Liquidity

Our primary ongoing cash requirements are for product development, operating activities, capital expenditures, debt service, and acquisition opportunities that may arise. Our primary sources of cash are generated from operations and borrowings under our revolving credit facility (as discussed below), and to a lesser extent, proceeds from employee stock option exercises. At March 31, 2013, available cash was approximately $2.8 million compared to cash of approximately $2.5 million at March 31, 2012 and $3.7 million at March 31, 2011.

We maintain a Credit Facility (the “Credit Facility”) with Wells Fargo Capital Finance, LLC (“Wells Fargo”), to borrow up to $30 million under a revolving line of credit subject to the availability of eligible collateral (accounts receivable and inventories), which changes throughout the year. At March 31, 2013, the outstanding balance of our line of credit was $8.9 million and our weighted average annual interest rate during fiscal 2013 was 4.3%. The Credit Facility expires on October 31, 2015. The line of credit accrues interest on the daily outstanding balance at the U.S. prime rate plus 0.5% or, at the Company’s option, LIBOR plus 2.50% with a LIBOR floor of 1.50%. At March 31, 2013, the interest rate was 3.8%. The Company is also required to pay a monthly service fee of $1,500 and an unused line fee equal to 0.25% of the unused portion of the loan. Borrowings under the Credit Facility are secured by a first priority interest in the inventories, equipment, accounts receivable and investment properties of MCI and by a pledge of all of the capital stock of the Company’s subsidiaries and is guaranteed by the Company. The Company is required to meet a quarterly financial covenant based on the Company’s trailing four quarter’s coverage of fixed charges, which we were in compliance with at March 31, 2013.

We believe we will be able to meet this covenant requirement throughout the term of the Credit Facility. However, there can be no assurance that we will be able to meet this or any other covenant in the Credit Facility. There also can be no assurance that we would be able to obtain waivers from Wells Fargo to the extent we are not in compliance with this or any other covenant in the Credit Facility. We believe that our available cash balances, anticipated cash flows from operations and available line of credit will be sufficient to satisfy our operating needs for at least the next twelve months. Also, we operate in a rapidly evolving and often unpredictable business environment that may change the timing or amount of expected future cash receipts and expenditures. Accordingly, there can be no assurance that we may not be required to raise additional funds through the sale of equity or debt securities or from additional credit facilities. Additional capital, if needed, may not be available on satisfactory terms, if at all. Furthermore, additional debt financing may contain more restrictive covenants than our existing debt. See Note 1 and Note 8 to the consolidated financial statements included in “Item 8. Financial Statements and Supplementary Data” elsewhere in this Form 10-K.

Net cash provided by (used in) operating activities was approximately $10.2 million, $(5.4) million and $3.3 million for the years ended March 31, 2013, 2012 and 2011, respectively. Net cash provided by operating activities in fiscal 2013 reflects reductions in inventory and accounts receivable, partially offset by a decrease in accounts payable. Net cash used in operating activities in 2012 reflects net loss for the year, decreases in accounts receivable, net of sales reserves, accrued liabilities, and income tax payable and increases in inventories, and accounts payable. Net cash provided by operating activities in 2011 reflects net income for the year, decreases in accounts receivable, net of sales reserves and increases in inventories, accrued liabilities and income tax payable, partially offset by reductions in accounts payable. We will continue to focus on working capital efficiency, but there can be no assurance that income from operations will exceed working capital requirements and it is likely we will continue to rely on our credit facility to finance our working capital.

Net cash used in investing activities was approximately $1.1 million, $2.4 million and $3.6 million for the years ended March 31, 2013, 2012 and 2011, respectively. Net cash used in investing activities in fiscal 2013 was primarily due to capital expenditures to support our operations. Net cash used in investing activities in 2012 was primarily due to capital expenditures to support our operations. Net cash used in investing activities in 2011 was primarily due to the Tritton and V Max acquisitions and capital expenditures to support our operations. Capital expenditures planned for 2014, excluding any potential acquisition, are expected to be similar in total amount to that of fiscal 2013 and are discretionary in nature.

Net cash provided by (used in) financing activities was approximately $(8.7) million, $6.6 million and $1.6 million for the years ended March 31, 2013, 2012 and 2011, respectively. Net cash used in financing activities in fiscal 2013 consisted of net repayments under our line of credit. Net cash provided by financing activities in 2012 consisted of net proceeds from a capital raise completed in April 2011 and net proceeds under our line of credit. These proceeds were partially offset by cash used to repay the Saitek Notes. Net cash provided by financing activities in 2011 consisted of net proceeds under our line of credit as well as proceeds from the exercise of stock options.

Contractual Obligations and Commitments

The following summarizes our contractual payment obligations at March 31, 2013:

	Payments Due ($000’s)
	Total	Less Than 1 Year	1-3 Years	4-5 Years	More Than 5 Years
Bank loan (see Note 8 of Notes to Consolidated Financial Statements)	$8,888	$8,888	$—	$—	—
Operating leases (see Note 13 of Notes to Consolidated Financial Statements)	3,592	2,074	1,459	59	—
Royalty & license guaranteed commitments (see Note 13 of Notes to Consolidated Financial Statements)	417	287	110	20	—

Total	$12,897	$11,249	$1,569	$79	$—

As of March 31, 2013 and 2012, we did not have any relationships with unconsolidated entities or financial parties, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As such, we are not exposed to any financing, liquidity, market, or credit risk that could arise if we had engaged in such relationships. We have an obligation under a contingent consideration arrangement, whereby we will be required to make certain payments based on achievement of sales targets (see Note 4 to consolidated financial statements included in “Item 8. Financial Statements and Supplementary Data” elsewhere in this Form 10-K).

NON-GAAP FINANCIAL MEASURES

EBITDA, a non-GAAP (“Generally Accepted Accounting Principles”) financial measure, represents net income (loss) before interest, taxes, depreciation and amortization. To address the Warrants issued in the first quarter of fiscal 2012 and the resulting gain/loss on the change in fair value of the related warrant liability, and the goodwill impairment recorded in fiscal 2013, we have excluded these non-operating, non-cash charges and defined the result as “Adjusted EBITDA”. We believe this to be a more meaningful measurement of performance than the previously calculated EBITDA. Adjusted EBITDA is not intended to represent cash flows for the period, nor is it being presented as an alternative to operating or net income (loss) as an indicator of operating performance and should not be considered in isolation or as a substitute for measures of performance prepared in accordance with generally accepted accounting principles. As defined, Adjusted EBITDA is not necessarily comparable to other similarly titled captions of other companies due to potential inconsistencies in the method of calculation.

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

	Years Ended March 31,
	2013	2012	2011
	(In thousands of U.S. dollars)
Net income (loss)	$(11,200)	$(1,627)	$10,881
Adjustments:
Interest expense, net	894	1,123	2,897
Income tax expense (benefit)	2,036	(1,264)	6,346
Depreciation and amortization	3,022	3,253	2,764

EBITDA	(5,248)	1,485	22,888
Change in fair value of warrant liability	(544)	(2,557)	—
Goodwill impairment	10,468	—	—

Adjusted EBITDA	$4,676	$(1,072)	$22,888

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

Foreign Currency Exchange Rate Risk

A majority of our international business is presently conducted in currencies other than the U.S. dollar and may be exposed to financial market risk resulting from fluctuations in foreign currency exchange rates, particularly the CNY, the Pound Sterling, the Euro and the Canadian dollar. Foreign currency transaction gains and losses arising from normal business operations are credited to or charged against earnings in the period incurred. As a result, fluctuations in the value of the currencies in which we conduct our business relative to the U.S. dollar will cause currency transaction gains and losses, which we have experienced in the past and continue to experience. Due to the difficulty in determining and obtaining predictable cash flow forecasts in our foreign operations based on the overall challenging economic environment and associated contract structures, we do not currently utilize any derivative financial instruments to hedge foreign currency risks. The volatility of the CNY, the Pound Sterling, the Euro and the Canadian dollar (and any other applicable currencies) will be monitored frequently throughout the coming year. If appropriate, we may enter into hedging transactions in order to mitigate our risk from foreign currency fluctuations. Due to the substantial volatility of currency exchange rates, among other factors, we cannot predict the effect of exchange rate fluctuations upon future operating results. There can be no assurances that we will not experience currency losses in the future. We estimate that an immediate 10% adverse change in foreign exchange rates not currently pegged to the U.S. dollar would increase our reported net loss by approximately $2.5 million for the year ended March 31, 2013.

Interest Rate Risk

We are exposed to interest rate risk on borrowings under the Credit Facility. Until July 31, 2012, funds advanced to us pursuant to the Credit Facility bore interest at the U.S. prime rate plus 2.00%. Beginning August 1, 2012, interest accrued at the U.S. prime rate plus 0.50% or, at the Company’s option, LIBOR plus

2.50% with a LIBOR floor of 1.50%. We do not hedge our exposures to interest rate risk. We estimate that an increase of 1.0% in the interest rate under our Credit Facility would increase our reported net loss by approximately $0.2 million for the year ended March 31, 2013.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of March 31, 2013. In making its assessment, management used the framework set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework. Based on its evaluation, management has concluded that, as of March 31, 2013, the Company’s internal control over financial reporting was effective based on these criteria.

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

The information required by this item with respect to the directors of the Company is incorporated herein by reference to the information under the caption “Election of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance” contained in the Company’s Management Proxy Circular for the Company’s 2013 Annual Meeting of Shareholders (the “Proxy Statement”).

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

(3)	Exhibits (numbered in accordance with Item 601 of Regulation S-K)

The following exhibits are filed or incorporated by reference into this report.

2.1(1)	Stock Purchase Agreement dated as of May 28, 2010, by and between Mad Catz Interactive, Inc., Mad Catz, Inc., Tritton Technologies Inc. and the Stockholders of Tritton Technologies Inc. Portions of this exhibit (indicated by asterisks) have been omitted pursuant to a request for confidential treatment pursuant to Rule 24b-2 under the Securities Exchange Act of 1934.
3.1(2)	Articles of Incorporation and Amendments thereto.
3.2(3)	By-Laws of the Company, as amended to date.
4.1(4)	Form of Warrant, issued April 21, 2011.
10.1(5)	Guarantee dated September 25, 2000, by 1328158 Ontario Inc. in favor of Congress Financial Corporation (Canada).
10.2(5)	General Security Agreement dated September 25, 2000, by Mad Catz, Inc. and FX Unlimited, Inc. in favor of Congress Financial Corporation (Central).
10.3(5)	Guarantee dated September 25, 2000, by Mad Catz, Inc. in favor of Congress Financial Corporation (Central).
10.4(6)	Amended and Restated General Security Agreement dated as of November 30, 2001, by Mad Catz, Inc. and FX Unlimited, Inc. in favor of Congress Financial Corporation (Central).
10.5(6)*	Amended and Restated Incentive Stock Option Plan of Mad Catz Interactive, Inc.
10.6(6)*	Form of Incentive Stock Option Agreement.
10.7(7)*	Employment Agreement dated May 18, 2000, by and between Mad Catz, Inc. and Darren Richardson.
10.8(8)*	Amendment to Employment Agreement dated April 1, 2004, by and between Mad Catz Interactive, Inc. and Darren Richardson. Portions of this exhibit (indicated by asterisks) have been omitted pursuant to a request for confidential treatment pursuant to Rule 24b-2 under the Securities Exchange Act of 1934.
10.9(9)	Xenon Game Peripheral Licensing Certification Agreement dated May 12, 2005, by and between Mad Catz, Inc. and Microsoft Corporation. Portions of this exhibit (indicated by asterisks) have been omitted pursuant to a request for confidential treatment pursuant to Rule 24b-2 under the Securities Exchange Act of 1934.
10.11(10)*	Amended and Restated Mad Catz Interactive, Inc. Stock Option Plan — 2007
10.12(11)*	Stock Option Agreement under the Mad Catz Interactive, Inc. Stock Option Plan — 2007
10.14(12)	Pledge and Security Agreement dated November 20, 2007, by Winkler Atlantic Holdings Limited in favor of Wachovia Capital Finance Corporation (Central).
10.15(12)	Guarantee dated November 20, 2007, by Saitek Industries Limited in favor of Wachovia Capital Finance Corporation (Central).

10.16(12)	General Security Agreement dated November 20, 2007, by Saitek Industries Limited in favor of Wachovia Capital Finance Corporation (Central).
10.17(13)*	Amendment to Employment Agreement dated December 31, 2008, by and between Mad Catz Interactive, Inc. and Darren Richardson.
10.18(13)	Director Compensation Table.
10.19(13)	General Security Agreement dated June 23, 2009, by Winkler Atlantic Holdings Limited in favor of and Wachovia Capital Finance Corporation (Central).
10.20(13)	Guarantee dated June 23, 2009, by Winkler Atlantic Holdings Limited in favor of Wachovia Capital Finance Corporation (Central).
10.21(13)	Negative Pledge Agreement dated June 23, 2009, by Saitek Elektronik Vertriebs Gmbh in favor of and Wachovia Capital Finance Corporation (Central).
10.22(13)	Guarantee dated June 23, 2009, by Saitek Elektronik Vertriebs Gmbh in favor of Wachovia Capital Finance Corporation (Central).
10.23(13)	First Amendment to Stock Pledge Agreement dated June 23, 2009, by and between Mad Catz, Inc. and Wachovia Capital Finance Corporation (Central).
10.24(14)	Xbox 360 Accessory License Agreement effective March 23, 2009, by and between Mad Catz, Inc. and Microsoft Corporation. Portions of this exhibit (indicated by asterisks) have been omitted pursuant to a request for confidential treatment pursuant to Rule 24b-2 under the Securities Exchange Act of 1934.
10.25(15)	Securities Purchase Agreement, dated April 17, 2011
10.26(15)	Form of Registration Rights Agreement, dated April 21, 2011
10.27(16)*	Employment Agreement dated January 1, 2008, by and between Mad Catz Europe Limited and Brian Andersen.
10.28(16)*	Employment Agreement dated June 13, 2011, by and between Mad Catz Interactive, Inc. and Allyson Evans.
10.29(17)	Fourth Amended and Restated Loan Agreement, dated August 1, 2012, between Mad Catz, Inc. and Wells Fargo Capital Finance, LLC.
10.30(18)	Amendment to Employment Agreement, dated November 6, 2012, between Mad Catz Interactive, Inc. and Darren Richardson.
10.31(18)	Amendment to Employment Agreement, dated November 6, 2012, between Mad Catz Interactive, Inc. and Allyson Evans.
10.32(18)	Amendment to Employment Agreement, dated November 6, 2012, between Mad Catz Interactive, Inc. and Brian Anderson.
10.33(18)	Amendment to Employment Agreement, dated November 6, 2012, between Mad Catz Interactive, Inc. and Whitney Peterson.
10.34(19)	Amendment to Fourth Amended and Restated Loan Agreement, effective as of November 30, 2012, between Mad Catz, Inc. and Wells Fargo Capital Finance, LLC.
21.1(20)	Subsidiaries of the Company
23.1	Consent of KPMG LLP, Independent Registered Public Accounting Firm.
31.1	Certifications of Registrant’s Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certifications of Registrant’s Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certifications of Registrant’s Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002. These certifications are being furnished solely to accompany this Annual Report on Form 10-K and are not being filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and are not to be incorporated by reference into any filing of the Company.

32.2	Certifications of Registrant’s Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002. These certifications are being furnished solely to accompany this Annual Report on Form 10-K and are not being filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and are not to be incorporated by reference into any filing of the Company.
101	The following financial statements from the Mad Catz Interactive, Inc. Annual Report on Form 10-K for the year ended March 31, 2013, formatted in XBRL (Extensible Business Reporting Language) and furnished electronically herewith: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Income (Loss), (iv) the Consolidated Statements of Shareholders’ Equity, (v) the Consolidated Statements of Cash Flows, and (vi) Notes to Consolidated Financial Statements. This exhibit will not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934 (15 U.S.C. 78r), or otherwise subject to the liability of that section. Such exhibit will not be deemed to be incorporated by reference into any filing under the Securities Exchange Act, except to the extent that the Company specifically incorporates it by reference.

(1)	This document was filed as an exhibit to the Registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission for the fiscal year ended March 31, 2010 and incorporated herein by reference.

(2)	This document was filed as an exhibit to the Registrant’s Annual Report on Form 20-F filed with the Securities and Exchange Commission for the fiscal year ended March 31, 2001 and incorporated herein by reference.

(3)	This document was filed as an exhibit to the Registrant’s Current Report on Form 8K, filed with the Securities and Exchange Commission on November 9, 2011 and incorporated herein by reference.

(4)	This document was filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission for the quarterly period ended on June 30, 2011 and incorporated herein by reference.

(5)	This document was filed as an exhibit to the Registrant’s Annual Report on Form 20-F filed with the Securities and Exchange Commission for the fiscal year ended March 31, 2000 and incorporated herein by reference.

(6)	This document was filed as an exhibit to the Registrant’s Annual Report on Form 20-F filed with the Securities and Exchange Commission for the fiscal year ended March 31, 2002 and incorporated herein by reference.

(7)	This document was filed as an exhibit to the Registrant’s Annual Report on Form 20-F filed with the Securities and Exchange Commission for the fiscal year ended March 31, 2003 and incorporated herein by reference.

(8)	This document was filed as an exhibit to the Registrant’s Annual Report on Form 20-F filed with the Securities and Exchange Commission for the fiscal year ended March 31, 2004 and incorporated herein by reference.

(9)	This document was filed as an exhibit to the Registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission for the fiscal year ended March 31, 2005 and incorporated herein by reference.

(10)	This document was filed as an exhibit to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 22, 2011 and incorporated herein by reference.

(11)	This document was filed as an exhibit to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission October 9, 2007 and incorporated herein by reference.

(12)	This document was filed as an exhibit to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 20, 2007 and incorporated herein by reference.

(13)	This document was filed as an exhibit to the Registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission for the fiscal year ended March 31, 2009 and incorporated herein by reference.

(14)	This document was filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission for the quarterly period ended June 30, 2009 and incorporated herein by reference.

(15)	This document was filed as an exhibit to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 21, 2011 and incorporated herein by reference.

(16)	This document was filed as an exhibit to the Registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission for the fiscal year ended March 31, 2011 and incorporated herein by reference.

(17)	This document was filed as an exhibit to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 2, 2012 and incorporated herein by reference.

(18)	This document was filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission for the quarterly period ended September 30, 2012 and incorporated herein by reference.

(19)	This document was filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission for the quarterly period ended September 30, 2012 and incorporated herein by reference.

(20)	This document was filed as an exhibit to the Registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission for the fiscal year ended March 31, 2012 and incorporated herein by reference.

*	Denotes management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MAD CATZ INTERACTIVE, INC.

By:	/s/ DARREN RICHARDSON
Darren Richardson
President and Chief Executive Officer

Date: June 6, 2013

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ DARREN RICHARDSON Darren Richardson	President and Chief Executive Officer (Principal Executive Officer)	June 6, 2013

/s/ ALLYSON EVANS Allyson Evans	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	June 6, 2013

/s/ THOMAS BROWN Thomas Brown	Director	June 6, 2013

/s/ ROBERT MOLYNEUX Robert Molyneux	Director	June 6, 2013

/s/ WILLIAM WOODWARD William Woodward	Director	June 6, 2013

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

Mad Catz Interactive, Inc.:

We have audited the accompanying consolidated balance sheets of Mad Catz Interactive, Inc. and subsidiaries (the Company) as of March 31, 2013 and 2012, and the related consolidated statements of operations, comprehensive income (loss), shareholders’ equity, and cash flows for each of the years in the three-year period ended March 31, 2013. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Mad Catz Interactive, Inc. and subsidiaries as of March 31, 2013 and 2012, and the results of their operations and their cash flows for each of the years in the three-year period ended March 31, 2013, in conformity with U.S. generally accepted accounting principles.

/s/ KPMG LLP

San Diego, California

June 6, 2013

MAD CATZ INTERACTIVE, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

March 31, 2013 and 2012

	2013	2012
	(In thousands of U.S. dollars, except share data)

ASSETS
Current assets:
Cash	$2,773	$2,474
Accounts receivable, net of allowances of $7,644 and $6,387 at March 31, 2013 and 2012, respectively	13,884	15,278
Other receivables	1,374	1,196
Inventories	23,795	32,521
Deferred tax assets	257	110
Income tax receivable	344	1,747
Prepaid expenses and other current assets	2,711	3,305

Total current assets	45,138	56,631
Deferred tax assets	370	440
Other assets	359	863
Property and equipment, net	2,977	4,037
Intangible assets, net	3,679	4,626
Goodwill	—	10,476

Total assets	$52,523	$77,073

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Bank loan	$8,888	$16,654
Accounts payable	15,573	17,634
Accrued liabilities	6,652	6,401
Contingent consideration, current	1,650	1,600
Income taxes payable	258	1,375

Total current liabilities	33,021	43,664
Contingent consideration	2,214	2,769
Warrant liability	149	693
Deferred tax liabilities	152	245
Other long-term liabilities	109	211

Total liabilities	35,645	47,582
Commitments and contingencies
Shareholders’ equity:
Common stock, no par value, unlimited shares authorized; 63,477,399 and 63,462,399 shares issued and outstanding at March 31, 2013 and 2012, respectively	60,102	59,432
Accumulated other comprehensive loss	(3,701)	(1,618)
Accumulated deficit	(39,523)	(28,323)

Total shareholders’ equity	16,878	29,491

Total liabilities and shareholders’ equity	$52,523	$77,073

See accompanying notes to consolidated financial statements.

MAD CATZ INTERACTIVE, INC. AND SUBSIDIARIES

Consolidated Statements of Operations

Years Ended March 31, 2013, 2012 and 2011

	2013	2012	2011
	(In thousands of U.S. dollars, except share and per share data)
Net sales	$122,664	$117,552	$183,899
Cost of sales	88,148	86,052	130,605

Gross profit	34,516	31,500	53,294
Operating expenses:
Sales and marketing	15,397	15,313	14,316
General and administrative	11,941	12,411	13,794
Research and development	4,205	5,634	4,678
Goodwill impairment	10,468	—	—
Acquisition related items	1,088	1,067	873
Amortization of intangible assets	933	955	951

Total operating expenses	44,032	35,380	34,612

Operating income (loss)	(9,516)	(3,880)	18,682
Interest expense, net	(894)	(1,123)	(2,897)
Foreign exchange gain (loss), net	615	(560)	1,195
Change in fair value of warrant liability	544	2,557	—
Other income	87	115	247

Income (loss) before income taxes	(9,164)	(2,891)	17,227
Income tax benefit (expense)	(2,036)	1,264	(6,346)

Net income (loss)	$(11,200)	$(1,627)	$10,881

Net income (loss) per share:
Basic	$(0.18)	$(0.03)	$0.20

Diluted	$(0.18)	$(0.03)	$0.18

Number of shares used in per share computations:
Basic	63,471,235	63,094,422	55,429,673

Diluted	63,471,235	63,094,422	66,924,206

See accompanying notes to consolidated financial statements.

MAD CATZ INTERACTIVE, INC. AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income (Loss)

Years Ended March 31, 2013, 2012 and 2011

	2013	2012	2011
	(In thousands of U.S. dollars, except share and per share data)
Net income (loss)	$(11,200)	$(1,627)	$10,881
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(2,083)	(1,608)	45

Total other comprehensive income (loss)	(2,083)	(1,608)	45

Comprehensive income (loss)	$(13,283)	$(3,235)	$10,926

MAD CATZ INTERACTIVE, INC. AND SUBSIDIARIES

Consolidated Statements of Shareholders’ Equity

Years Ended March 31, 2013, 2012 and 2011

			Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Shareholders’ Equity
	Common Stock
	Shares	Amount
	(In thousands of U.S. dollars, except share data)
Balance at March 31, 2010	55,098,549	$48,865	$(55)	$(37,577)	$11,233
Stock issued for acquisition	158,518	260	—	—	260
Stock option exercises	1,772,283	920	—	—	920
Stock-based compensation	—	603	—	—	603
Comprehensive income
Net income	—	—	—	10,881	10,881
Other comprehensive income	—	—	45	—	45

Balance at March 31, 2011	57,029,350	$50,648	$(10)	$(26,696)	$23,942
Issuance of common stock in connection with securities purchase agreement	6,352,293	8,100	—	—	8,100
Stock option exercises	80,756	35	—	—	35
Stock-based compensation	—	649	—	—	649
Comprehensive loss
Net loss	—	—	—	(1,627)	(1,627)
Other comprehensive loss	—	—	(1,608)	—	(1,608)

Balance at March 31, 2012	63,462,399	$59,432	$(1,618)	$(28,323)	$29,491
Stock option exercises	15,000	7	—	—	7
Stock-based compensation	—	663	—	—	663
Comprehensive loss
Net loss	—	—	—	(11,200)	(11,200)
Other comprehensive loss	—	—	(2,083)	—	(2,083)

Balance at March 31, 2013	63,477,399	$60,102	$(3,701)	$(39,523)	$16,878

See accompanying notes to consolidated financial statements.

MAD CATZ INTERACTIVE, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

Years Ended March 31, 2013, 2012 and 2011

	2013	2012	2011
	(In thousands of U.S. dollars)
Cash flows from operating activities:
Net income (loss)	$(11,200)	$(1,627)	$10,881
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	3,022	3,253	2,764
Amortization of deferred financing fees	7	149	249
Stock-based compensation	663	649	603
Change in fair value of contingent consideration	475	1,067	710
Loss on disposal of assets	72	22	6
Change in fair value of warrant liability	(544)	(2,557)	—
Goodwill impairment	10,468	—	—
Provision (benefit) for deferred income taxes	188	232	290
Changes in operating assets and liabilities:
Accounts receivable	1,221	4,057	(4,708)
Other receivables	(200)	(922)	(209)
Inventories	7,640	(4,832)	(8,462)
Prepaid expenses and other current assets	207	(1,474)	(856)
Other assets	346	(418)	(88)
Accounts payable	(2,367)	4,410	(761)
Accrued liabilities	220	(4,943)	2,818
Income taxes receivable/payable	(28)	(2,441)	66

Net cash provided by (used in) operating activities	10,190	(5,375)	3,303

Cash flows from investing activities:
Purchases of property and equipment	(1,046)	(2,442)	(2,056)
Cash paid for Tritton acquisition, net of cash received	—	—	(1,189)
Cash paid for V Max acquisition, net of cash received	—	—	(378)

Net cash used in investing activities	(1,046)	(2,442)	(3,623)

Cash flows from financing activities:
Payment of contingent consideration	(980)	(1,546)	—
Borrowings on bank loan	90,640	131,678	168,923
Repayments on bank loan	(98,406)	(120,430)	(167,344)
Payment of financing fees	—	—	(100)
Repayments on notes payable	—	(14,500)	(803)
Proceeds from issuance of common stock and warrants, net of issuance costs of $820	—	11,350	—
Proceeds from exercise of stock options	7	35	920

Net cash provided by (used in) financing activities	(8,739)	6,587	1,596

Effects of foreign exchange on cash	(106)	(30)	213

Net increase (decrease) in cash	299	(1,260)	1,489
Cash, beginning of year	2,474	3,734	2,245

Cash, end of year	$2,773	$2,474	$3,734

Supplemental cash flow information:
Income taxes paid	$2,979	$827	$6,497

Interest paid	$777	$950	$3,750

Supplemental disclosures of noncash investing and financing activities:
Fair value of warrants issued	$—	$3,250	$—
Acquisitions:
Fair value of assets acquired in acquisitions, net of cash received	—	—	3,457
Intangible assets	—	—	3,700
Goodwill	—	—	2,001
Liabilities assumed in acquisitions	—	—	(2,800)
Notes payable assumed in acquisition	—	—	(803)
Stock issued for acquisition	—	—	(260)
Contingent consideration liability, net of $472 working capital adjustment	—	—	(3,728)

Net cash paid for acquisitions	$—	$—	$1,567

See accompanying notes to consolidated financial statements.

MAD CATZ INTERACTIVE, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(In U.S. dollars)

(1)    Organization and Description of Business

Mad Catz Interactive, Inc. designs, manufactures (primarily through third parties in Asia), markets and distributes products for all major console based videogame platforms, the personal computer (“PC”) and Mac and, to a lesser extent the iPhone and other mobile devices. Mad Catz Interactive, Inc.’s products include videogame, PC and audio accessories, such as control pads, steering wheels, joysticks, memory cards, video cables, flight sticks, dance pads, microphones, car adapters, carry cases, mice, keyboards and headsets. Mad Catz Interactive, Inc. also develops flight simulation software through its internal ThunderHawk StudiosTM and also publishes and distributes videogames.

(2)    Summary of Significant Accounting Policies

Basis of Presentation

The consolidated financial statements include the accounts of Mad Catz Interactive, Inc. and its wholly-owned subsidiaries, collectively, the Company. All intercompany transactions and balances have been eliminated in consolidation. The Company refers to its fiscal years based on the fiscal year ending date. For instance, fiscal year 2013 refers to the fiscal year ending March 31, 2013.

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

Concentration of Credit Risk

The Company’s credit risk is primarily concentrated in accounts receivable. The Company generally does not require collateral on accounts receivable because a majority of its customers are large, well-capitalized, established retail entities with operations throughout the United States, Canada and Europe. The Company maintains an allowance for doubtful accounts. For the year ended March 31, 2013, sales to the largest customer constituted 17% of gross sales. For the year ended March 31, 2012, sales to the largest customer constituted 20% of gross sales and sales to the second largest customer constituted 11% of gross sales. For the year ended March 31, 2011, sales to the largest customer constituted 26% of gross sales. At March 31, 2013, one customer represented 15% of accounts receivable and another customer represented 12% of accounts receivable. At March 31, 2012, one customer represented 27% of accounts receivable and another customer represented 10% of accounts receivable. At March 31, 2011, one customer represented 27% of accounts receivable and another customer represented 12% of accounts receivable. At March 31, 2013, 2012 and 2011, there were no other customers which accounted for greater than 10% of gross sales or represented greater than 10% of accounts receivable.

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

MAD CATZ INTERACTIVE, INC. AND SUBSIDIARIES

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

•	Level 3: Valuations derived from valuation techniques in which one or more significant inputs are unobservable in active markets.

The following table provides a summary of the recognized assets and liabilities carried at fair value on a recurring basis (in thousands):

	Balance as of March 31, 2013	Basis of Fair Value Measurements
		Level 1	Level 2	Level 3
Liabilities:
Contingent consideration, net of working capital (Note 4)	$(3,864)	$—	$—	$(3,864)
Warrant liability (Note 12)	$(149)	$—	$—	$(149)

	Balance as of March 31, 2012	Basis of Fair Value Measurements
		Level 1	Level 2	Level 3
Liabilities:
Contingent consideration, net of working capital (Note 4)	$(4,369)	$—	$—	$(4,369)
Warrant liability (Note 12)	$(693)	$—	$—	$(693)

MAD CATZ INTERACTIVE, INC. AND SUBSIDIARIES

Notes To Consolidated Financial Statements — (Continued)

The following tables provide a rollforward of the Company’s level three fair value measurements during the year ended March 31, 2013, which consist of the Company’s contingent consideration liability and warrant liability (in thousands):

Contingent consideration, net of working capital:
Balance at March 31, 2010	$—
Tritton acquisition — initial contingent consideration balance	3,466
Changes in working capital adjustment	263
Change in fair value of contingent consideration	710

Balance at March 31, 2011	$4,439
Contingent consideration payment	(1,546)
Changes in working capital adjustment	409
Change in fair value of contingent consideration	1,067

Balance at March 31, 2012	$4,369
Contingent consideration payment	(1,600)
Changes in working capital adjustment	7
Change in fair value of contingent consideration	1,088

Balance at March 31, 2013	$3,864

Warrant liability:
Balance at March 31, 2011	$—
Securities purchase agreement — warrant liability	3,250
Change in fair value of warrant liability	(2,557)

Balance at March 31, 2012	$693
Change in fair value of warrant liability	(544)

Balance at March 31, 2013	$149

Non-financial assets and liabilities

The Company applies fair value techniques on a non-recurring basis associated with valuing potential impairment losses related to goodwill assets accounted for pursuant to accounting guidance on goodwill and other intangible assets.

The Company evaluates goodwill at the reporting unit level annually for impairment and whenever circumstances occur indicating that goodwill might be impaired. The Company determines the fair value of its reporting unit based on a combination of inputs including the market capitalization of the Company as well as Level 3 inputs such as discounted cash flows which are not observable from the market, directly or indirectly. During the fourth quarter of fiscal year 2013, our market capitalization declined to a point below our book equity value. As a result, we completed the first step of our goodwill impairment testing, which indicated that the fair value of our reporting unit was lower than its carrying value. The decrease in value was due to lower projected near-term growth rates in the gaming industry, lowering the anticipated growth trend used for goodwill impairment testing. We recognized a pre-tax goodwill impairment charge of approximately $10.5 million during the fourth quarter of fiscal year 2013, based on the fair value analysis completed to date.

MAD CATZ INTERACTIVE, INC. AND SUBSIDIARIES

Notes To Consolidated Financial Statements — (Continued)

Non-financial assets and liabilities measured at fair value on a non-recurring basis are summarized below:

	Fair Value Measurements as of March 31, 2013
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable inputs (Level 3)	Total Losses for Year Ended March 31, 2013
Goodwill	$0	$0	$0	$0	$10,468

Revenue Recognition

The Company recognizes revenue when (1) there is persuasive evidence that an arrangement with the customer exists, which is generally a customer purchase order, (2) the products are delivered, which occurs when the products are shipped and risk of loss has been transferred to the customer, (3) the selling price is fixed or determinable and (4) collection of the customer receivable is deemed reasonably assured. The Company’s payment arrangements with customers typically provide net 30- and 60-day terms. All of the Company’s arrangements are single element arrangements and there are no undelivered elements after the point of shipment.

Amounts billed to customers for shipping and handling are included in net sales, and costs incurred related to shipping and handling is included in cost of sales.

Allowance for Doubtful Accounts and Other Allowances

Accounts receivable are recorded net of an allowance for doubtful accounts and other sales related allowances. When evaluating the adequacy of the allowance for doubtful accounts, the Company analyzes known uncollectible accounts, the aging of accounts receivable, historical bad debts, customer credit-worthiness and current economic trends. The Company performs ongoing credit evaluations of its customers, and generally does not require collateral on its accounts receivable. The Company estimates the need for allowances for potential credit losses based on historical collection activity and the facts and circumstances relevant to specific customers and records a provision for uncollectible accounts when collection is uncertain. To date, the Company has not experienced significant credit related losses.

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

Inventories

Raw materials, packaging materials and accessories are valued at the lower of cost, determined by the first-in, first-out method, or market. Finished goods are valued at the lower of cost or market, with cost being determined on an average cost basis. The Company regularly reviews inventory quantities on hand and in the retail channel, consumer demand and seasonality factors in order to recognize any loss of utility in the period incurred.

Capitalized Software

At March 31, 2012 other assets includes $481,000 of unamortized computer software costs. There was no remaining capitalized balance at March 31, 2013. The Company capitalizes consulting costs and payroll and payroll-related costs for employees directly related to building a software product once technological feasibility is established. The Company determines technological feasibility is established by the completion of a detail program design or, in its absence, completion of a working model. For the year ended March 31, 2013 all capitalized software costs were amortized resulting in a zero net carrying amount at March 31, 2013.

MAD CATZ INTERACTIVE, INC. AND SUBSIDIARIES

Notes To Consolidated Financial Statements — (Continued)

Property and Equipment

Property and equipment are stated at cost less accumulated depreciation and amortization. Property and equipment are depreciated or amortized using the straight-line method over the estimated useful lives of the assets as follows:

Molds	3 years
Computer equipment and software	3 years
Manufacturing and office equipment	3 -5 years
Furniture and fixtures	5 years
Leasehold improvements	Shorter of estimated useful life or remaining life of lease

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

We perform an annual impairment review at the reporting unit level during the fourth quarter of each fiscal year or more frequently if we believe indicators of impairment are present. Authoritative guidance requires that goodwill and certain intangible assets be assessed for impairment using fair value measurement techniques. Specifically, goodwill impairment is determined using a two-step process. The first step of the goodwill impairment test is used to identify potential impairment by comparing the fair value of a reporting unit with its carrying amount, including goodwill, using a combination of the income approach (using discounted future cash flows) and the market valuation approach. If the carrying amount of the reporting unit exceeds the reporting unit’s fair value, we perform the second step of the goodwill impairment test to determine the amount of impairment loss. The second step of the goodwill impairment test involves comparing the implied fair value of our reporting unit’s goodwill based on a number of factors, including the implied discount rate, with the carrying amount of that goodwill. If the carrying amount of the reporting unit’s goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to that excess. During the fourth quarter of fiscal 2013, our market capitalization declined to a point below our book equity value. As a result, we completed the first step of our goodwill impairment testing, which indicated that the fair value of our reporting unit was lower than its carrying value. The decrease in value was due to lower projected near-term growth rates in the gaming industry.

The Company performed the second step of the goodwill impairment test and recorded an impairment charge of $10.5 million in the year ended March 31, 2013, which left no remaining goodwill.

Impairment of Long-Lived Assets

Long-lived assets, such as property and equipment and purchased intangibles subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an

MAD CATZ INTERACTIVE, INC. AND SUBSIDIARIES

Notes To Consolidated Financial Statements — (Continued)

asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset. Assets to be disposed of would be separately presented in the balance sheet and reported at the lower of the carrying amount or fair value less costs to sell, and are no longer depreciated. The assets and liabilities of a disposal group classified as held for sale would be presented separately in the appropriate asset and liability sections of the balance sheet. The Company did not record impairment of long-lived assets in fiscal years 2013, 2012 and 2011.

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

Advertising and Research and Development

Advertising costs and research and development are expensed as incurred. Advertising costs amounted to $3,513,000, $3,511,000, and $4,405,000 in fiscal years 2013, 2012 and 2011, respectively. Cooperative advertising with retailers is recorded when revenue is recognized and such amounts are included in sales and marketing expense if there is a separate identifiable benefit with a fair value. Otherwise, such costs are recognized as a reduction of sales. Research and development costs amounted to $4,205,000, $5,634,000 and $4,678,000 for the years ended March 31, 2013, 2012 and 2011, respectively.

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

MAD CATZ INTERACTIVE, INC. AND SUBSIDIARIES

Notes To Consolidated Financial Statements — (Continued)

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

The following table sets forth the computation of diluted weighted average common and potential common shares outstanding for the years ended March 31, 2013, 2012 and 2011 (in thousands, except share and per share amounts):

	Years Ended March 31,
	2013	2012	2011
Numerator:
Net earnings (loss)	(11,200)	(1,627)	10,881
Effect of convertible notes payable	—	—	1,232

Numerator for diluted net earnings (loss) per share	(11,200)	(1,627)	12,113

Denominator:
Weighted average shares used to compute basic earnings (loss) per share	63,471,235	63,094,422	55,429,673
Effect of convertible debt	—	—	10,217,744
Effect of dilutive share-based awards	—	—	1,276,789

Denominator for diluted net earnings (loss) per share	63,471,235	63,094,422	66,924,206

Basic earnings (loss) per share	(0.18)	(0.03)	0.20
Diluted earnings (loss) per share	(0.18)	(0.03)	0.18

Outstanding options to purchase a weighted average 8,832,288, 7,453,212 and 5,160,471 shares for the years ended March 31, 2013, 2012 and 2011, respectively, were excluded from calculation because of their anti-dilutive effect. Outstanding warrants to purchase a weighted average aggregate of 2,540,918 and 2,311,191 of the Company’s common stock for the years ended March 31, 2013 and March 31, 2012, respectively, were excluded from the diluted net loss per share calculation because of their anti-dilutive effect during the period. Weighted average shares of 475,895, related to the convertible note payable were excluded from the calculation because of their anti-dilutive effect in fiscal year 2012.

Stock-Based Compensation

The Company records compensation expense associated with share-based awards made to employees and directors based upon their grant date fair value. The Company recognizes these compensation costs on a straight-line basis over the requisite service period of the award, which is four years, except for grants to Board of Directors, which vest immediately.

MAD CATZ INTERACTIVE, INC. AND SUBSIDIARIES

Notes To Consolidated Financial Statements — (Continued)

The fair value of each option award is estimated on the date of grant using the Black-Scholes option valuation model, using the assumptions noted in Note 10 — Stock-Based Compensation. The expected life of the options is based on a number of factors, including historical exercise experience, the vesting term of the award, and the expected volatility of the Company’s stock. The expected volatility is estimated based on the historical volatility (using daily pricing) of the Company’s stock. The risk-free interest rate is determined based on a constant U.S. Treasury security rate with a contractual life that approximates the expected term of the stock options. The Company reduces the calculated stock-based compensation expense for estimated forfeitures by applying a forfeiture rate, based upon historical pre-vesting option cancelations. Estimated forfeitures are reassessed at each balance sheet date and may change based on new facts and circumstances.

See Note 10 — Stock-Based Compensation for additional information regarding the Company’s stock-based compensation plans.

Comprehensive Income (Loss)

Comprehensive income (loss) consists of net income (loss) and certain changes in equity that are excluded from net income (loss). Accumulated other comprehensive income (loss) represents net unrealized gains and losses from foreign currency translation adjustments.

Recently Issued Accounting Standards

The Company has adopted the following new accounting standards during the year ended March 31, 2013:

Presentation of Comprehensive Income: In June 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2011-05, requiring entities to report components of other comprehensive income in either a single continuous statement or in two separate statements of net income. The company adopted ASU 2011-05 in fiscal year 2013. The adoption of this standard affected the presentation of the Company’s other comprehensive income but not the Company’s financial position or results of operations.

(3)    Correction of Immaterial Errors Related to Prior Periods

During the first quarter of fiscal year 2013, the Company’s management determined that its previously issued financial statements contained immaterial errors related to the omission of an accrual of a customer’s contractually agreed upon defective allowance. The Company corrected the errors by revising the fiscal 2012 balances. The total effect of this revision to prior period financial statements was a decrease to shareholders’ equity and accounts receivable of $253,000 over the amounts previously reported in the consolidated financial statements as of March 31, 2012. The revision applicable to year ended March 31, 2012 was a decrease to net sales of $18,000.

(4)    Acquisitions

On May 28, 2010, the Company acquired all of the outstanding stock of Tritton Technologies Inc. (“Tritton”). Tritton designs, develops, manufactures (through third parties in Asia), markets and sells videogame and PC accessories, most notably gaming audio headsets. The Company acquired all of Tritton’s net tangible and intangible assets, including trade names, customer relationships and product lines. Cash paid for the acquisition was approximately $1,400,000, subject to a working capital adjustment. As a result of the acquisition, Tritton became a wholly-owned subsidiary of the Company and accordingly, the results of operations of Tritton are included in the Company’s consolidated financial statements from the acquisition date. The Company financed the acquisition through borrowings under the Company’s working capital facility. The acquisition expanded the Company’s product offerings in the high growth gaming audio market and further leveraged the Company’s assets, infrastructure and capabilities.

MAD CATZ INTERACTIVE, INC. AND SUBSIDIARIES

Notes To Consolidated Financial Statements — (Continued)

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

The contingent consideration arrangement requires the Company to pay the former owners of Tritton additional consideration based on a percentage of future sales of Tritton products over a five year period, subject to maximum annual amounts, up to an aggregate of $8.7 million. The fair value of the contingent consideration arrangement has been determined primarily by using the income approach and using a discount rate of approximately 10.5%. The amount paid for contingent consideration has been reduced by the amount of the working capital adjustment. In May 2011, the Company paid $1,546,000 under this arrangement. The maximum earn out for fiscal year ended March 31, 2012 of $1,600,000 was achieved, and $1,593,000, which is net of the $7,000 working capital adjustment, of this amount was paid as of December 31, 2012. The remaining annual payments are required to be made in May of each year through 2015. As of March 31, 2013, the liability for contingent consideration is $3,864,000, of which $1,650,000 related to the fiscal year 2013 earnout that was paid in May 2013.

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

MAD CATZ INTERACTIVE, INC. AND SUBSIDIARIES

Notes To Consolidated Financial Statements — (Continued)

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

(5)    Inventories

Inventories consist of the following (in thousands):

	March 31,
	2013	2012
Raw materials	$1,789	$2,456
Finished goods	22,006	30,065

Inventories	$23,795	$32,521

The amount of inventory pledged as collateral totaled $15,373,000 at March 31, 2013.

MAD CATZ INTERACTIVE, INC. AND SUBSIDIARIES

Notes To Consolidated Financial Statements — (Continued)

(6)    Property and Equipment

Property and equipment consist of the following (in thousands):

	March 31,
	2013	2012
Molds	$7,868	$7,659
Computer equipment and software	2,413	2,348
Manufacturing and office equipment	1,562	1,487
Furniture and fixtures	552	527
Leasehold improvements	1,001	931

	13,396	12,952
Less: Accumulated depreciation and amortization	(10,419)	(8,915)

Property and equipment, net	$2,977	$4,037

Depreciation expense related to property and equipment totaled $2,089,000, $2,297,000, and $1,813,000 for the years ended March 31, 2013, 2012 and 2011, respectively.

(7)    Intangible Assets and Goodwill

The Company’s acquired intangible assets are summarized as follows (in thousands):

	March 31, 2013			March 31, 2012
	Cost	Accumulated Amortization	Net Book Value	Cost	Accumulated Amortization	Net Book Value
Trademarks	$4,073	$1,271	$2,802	$8,272	$5,125	$3,147
Customer relationships	3,733	2,856	877	4,101	2,622	1,479

Intangible assets	$7,806	$4,127	$3,679	$12,373	$7,747	$4,626

Amortization of intangible assets was approximately $933,000, $955,000 and $951,000 in fiscal 2013, 2012 and 2011, respectively.

As of March 31, 2013, the future estimated amortization expense for these acquired intangible assets for the next five years and thereafter is expected to be as follows (in thousands):

Future Amortization
Year ending March 31, 2014	$734
Year ending March 31, 2015	429
Year ending March 31, 2016	429
Year ending March 31, 2017	429
Year ending March 31, 2018	419
Thereafter	1,239

$3,679

MAD CATZ INTERACTIVE, INC. AND SUBSIDIARIES

Notes To Consolidated Financial Statements — (Continued)

The changes in the carrying amount of goodwill for the years ended March 31, 2013 and 2012 are as follows:

Goodwill
Balance at March 31, 2011	$10,463
Translation adjustment	13

Balance at March 31, 2012	$10,476
Translation adjustment	(8)
Goodwill impairment	(10,468)

Balance at March 31, 2013	$0

The accumulated goodwill impairment losses previously recognized by the Company totaled $38,355,000 at March 31, 2013 and $27,887,000 at March 31, 2012.

(8)    Bank Loan

The Company has a Credit Facility with Wells Fargo to borrow funds under a revolving line of credit subject to the availability of eligible collateral (accounts receivable and inventories), which changes throughout the year. On June 23, 2009, the Company extended the term of the Credit Facility until October 31, 2012. On September 30, 2010 the Company entered into an amended agreement to temporarily increase the maximum borrowing from $30.0 million to $50.0 million through December 30, 2010, to $35.0 million through January 30, 2011 and back to $30.0 million thereafter. Costs associated with the amended agreement totaled $100,000. On August 1, 2012, the Company amended the line of credit to extend the maturity date to October 31, 2015. Prior to August 1, 2012, the line of credit accrued interest on the daily outstanding balance at the U.S. prime rate plus 2.00% per annum. Under the amended line of credit, interest accrues on the daily outstanding balance at an interest rate that ranges from U.S. prime rate plus 0.25% to U.S. prime rate plus 1.0% per annum depending upon the fixed charge coverage ratio. At March 31, 2013 and 2012, the interest rate was 3.75% and 5.25%, respectively. The Company is also required to pay a monthly service fee of $1,500 and an unused line fee equal to 0.25% of the unused portion of the loan. Borrowings under the Credit Facility are secured by a first priority interest in the inventories, equipment, and accounts receivable of certain subsidiaries of Mad Catz, Inc. (“MCI”) and by a pledge of all of the capital stock of the Company’s subsidiaries and is guaranteed by the Company. The Company is required to meet a quarterly financial covenant based on the Company’s trailing four quarter’s coverage of fixed charges, which the Company was in compliance with as of March 31, 2013. Effective November 30, 2012, the Credit Facility agreement has been amended to remove a monthly year-to-date EBITDA covenant.

(9)    Convertible Notes Payable

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

MAD CATZ INTERACTIVE, INC. AND SUBSIDIARIES

Notes To Consolidated Financial Statements — (Continued)

(10)    Stock-Based Compensation

The Company’s Amended and Restated Incentive Stock Option Plan (the “Prior Plan”) allowed the Company to grant options to purchase common stock to employees, officers and directors. In October 2007, the shareholders of the Company approved the Mad Catz Interactive, Inc., Stock Option Plan — 2007 (the “2007 Plan”). As a result, the 2007 Plan replaced the Prior Plan, and no grants will be made under the Prior Plan in the future. During fiscal years 2013, 2012 and 2011, no grants were issued from the Prior Plan. The Prior Plan allowed for a maximum of 6,000,000 shares of common stock to be issued pursuant to options granted. Options granted under the Prior Plan before fiscal year 2007 generally expired five years from the date of grant, but the term of the remaining options outstanding under this Prior Plan was subsequently extended in fiscal 2008 to expire ten years from the date of grant, and generally vested over a period of two years with one-third vesting immediately. At March 31, 2013, a total of 1,125,000 options were outstanding and exercisable under the Prior Plan.

The 2007 Plan allows the Company to grant options to purchase common stock to employees, officers and directors up to a maximum of 10,300,000 shares of common stock. Options granted under the 2007 Plan expire ten years from the date of grant and generally vest over a period of four years, with the first 25% vesting on the one-year anniversary of the grant date and the remainder vesting monthly over the remaining 36 months. At March 31, 2013, a total of 8,239,744 options were outstanding, options to purchase 5,195,370 shares were exercisable, and 966,384 shares were available for future grant under the 2007 Plan.

A summary of option activity for the years ended March 31, 2013, 2012 and 2011 is presented as follows:

	2013		2012		2011
	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price
Outstanding, beginning of year	7,951,463	$0.66	6,437,259	$0.58	7,575,900	$0.58
Granted	1,500,000	0.67	1,975,000	0.98	1,475,000	0.61
Exercised	(15,000)	0.47	(80,756)	0.43	(1,772,283	0.52
Expired/canceled	(71,719)	0.49	(380,040)	1.13	(841,358)	0.73

Outstanding, end of year	9,364,744	$0.66	7,951,463	$0.66	6,437,259	$0.58

Exercisable, end of year	6,320,370	$0.61	4,804,378	$0.59	3,451,530	$0.63

Vested and expected to vest, end of year	8,812,244	$0.66	7,392,475	$0.66	6,215,419	$0.58

As of March 31, 2013, the aggregate intrinsic value of options outstanding was $34,767 and the weighted average remaining contractual term of these options was 6.7 years; the aggregate intrinsic value of options exercisable was $31,142, and the remaining weighted average contractual term of these options was 5.8 years. The aggregate intrinsic value of options exercised in fiscal years 2013, 2012 and 2011 was $3,000, $87,609 and $1,520,566, respectively. As of March 31, 2013, the total unrecognized compensation cost related to unvested options was $1,379,233, which is expected to be recognized over a weighted-average period of 1.2 years.

The weighted average per share fair value of the options granted during the years ended March 31, 2013, 2012 and 2011 were $0.47, $0.69 and $0.41, respectively.

MAD CATZ INTERACTIVE, INC. AND SUBSIDIARIES

Notes To Consolidated Financial Statements — (Continued)

The Company estimated the fair value of each stock option grant on the date of grant using the Black-Scholes model with the following assumptions for the years ended March 31, 2013, 2012 and 2011:

	2013	2012	2011
Assumptions:
Expected volatility	92%	92%	83% - 86%
Risk-free interest rate	0.71%	1.02%	1.88% - 2.47%
Dividend yield	—	—	—
Expected term	5 years	5 years	5 years

The Company’s net income (loss) for the years ended March 31, 2013, 2012 and 2011 has been reduced by stock-based compensation expense, net of taxes, of approximately $481,000, $470,000 and $400,000, respectively.

(11)    Income Taxes

Domestic and foreign income (loss) before income taxes and details of income tax expense (benefit) are as follows (in thousands):

	Years Ended March 31,
	2013	2012	2011
Income (loss) before income taxes:
Domestic (U.S.)	$(8,711)	$(16,812)	$8,100
Foreign	(453)	13,921	9,127

	$(9,164)	$(2,891)	$17,227

Income tax expense (benefit):
Current:
Federal (U.S.)	$—	$(3,477)	$3,143
State (U.S.)	(33)	94	824
Foreign	1,881	1,887	2,089

Total current	1,848	(1,496)	6,056

Deferred:
Federal (U.S.)	—	—	—
State (U.S.)	—	—	—
Foreign	188	232	290

Total deferred	188	232	290

Income tax expense (benefit)	$2,036	$(1,264)	$6,346

MAD CATZ INTERACTIVE, INC. AND SUBSIDIARIES

Notes To Consolidated Financial Statements — (Continued)

The difference between reported income tax expense (benefit) and the amount computed by multiplying income (loss) before income taxes by the Company’s applicable Canadian statutory tax rate of approximately 26.5%, 28% and 31% for the years ended March 31, 2013, 2012 and 2011, respectively, is reconciled as follows (in thousands):

	Years Ended March 31,
	2013	2012	2011
Income tax expense (benefit) using the Company’s Canadian statutory tax rates	$(2,428)	$(810)	$5,364
Income taxed in jurisdictions other than Canada	(1,715)	(2,959)	(477)
Prior year true-up	(219)	(2,477)	—
Change in valuation allowance	2,987	2,181	1,118
Goodwill impairment	2,827	—	—
Other tax increases due to nondeductible expenses	489	2,859	—
Gain on change in fair value of warrant liability	(141)	(703)	—
Tax rate changes	64	662	—
Other	172	(17)	341

	$2,036	$(1,264)	$6,346

The prior year true-up in the fiscal year ended March 31, 2012 is due to updates to the Company’s intercompany pricing policies resulting from the completion of a formal transfer pricing analysis in the third quarter of fiscal 2012 which changed the mix of income among jurisdictions. The sources of significant temporary differences that give rise to the deferred tax assets and liabilities are as follows (in thousands):

	March 31,
	2013	2012
Deferred tax assets:
Tax loss carryforwards	$12,568	$11,025
Difference between book and tax basis of inventories	1,336	1,548
Difference between book and tax basis of accounts receivables	574	292
Deferred fees not currently deductible	109	75
Accruals and reserves not currently deductible	756	583
Difference between book and tax basis of intangible assets, property & equipment	1,188	989
Unclaimed depreciation on property and equipment	221	225
Goodwill and intangibles	966	985
Unclaimed scientific research expenditures	207	211
Foreign tax credits	1,389	1,192
Other	320	239

	19,634	17,364
Less valuation allowance	(17,339)	(15,002)

Net deferred tax assets	$2,295	$2,362

Deferred tax liabilities:
Federal liability on state tax loss	$538	$407
Prepaid liabilities	106	148
Goodwill and intangibles	1,177	1,502

Net deferred tax liabilities	$1,821	$2,057

Net deferred tax assets	$474	$305

MAD CATZ INTERACTIVE, INC. AND SUBSIDIARIES

Notes To Consolidated Financial Statements — (Continued)

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

With regards to the deferred tax assets of the Company’s Canadian holding company, Mad Catz Interactive, Inc. (“MCII”), the Company believes there is insufficient evidence to conclude that realization of the benefit is more likely than not and therefore the Company has provided a full valuation allowance against these assets. MCII is a corporate entity, which has no revenue or other income, and incurs corporate-related expenses. Taxable losses are incurred each year and MCII has a history of operating losses. These circumstances are not anticipated to change and therefore the Company does not expect MCII to generate sufficient taxable income in the foreseeable future to enable the entity to utilize its tax loss carryforwards. MCI is the Company’s main operating entity and corporate headquarters and also owns the Mad Catz intellectual property. As MCI has a cumulative three year pretax book loss as of March 31, 2013, the Company believes there is not sufficient positive evidence to overcome this significant piece of negative evidence in order to conclude that realization of the deferred tax assets are more likely than not, and therefore continues to record a full valuation allowance against these assets. The Company’s United Kingdom (“Mad Catz UK”) and France (“Mad Catz France”) entities both have deferred tax assets from a prior acquisition that are not more likely than not realizable and therefore has recorded a partial valuation allowance against these assets. With regard to the Company’s Hong Kong, (“Mad Catz Hong Kong”), German (“ Mad Catz Germany”) and Canadian “(Mad Catz Canada”) entities’ deferred tax assets, the Company believes that it is more likely than not that the results of future operations will generate sufficient taxable income to realize the deferred tax assets, and therefore no valuation allowance has been provided for these assets. These entities have historically realized pretax book income and taxable income and are projected to continue to do so for the foreseeable future. The Company’s Japanese entity (“Mad Catz Japan”) is a new sales and marketing subsidiary that incurred start-up losses, but is expected to generate future operating income. Therefore, the Company believes that it is more likely than not that the results of future operations will generate sufficient taxable income to realize the deferred tax assets, and therefore no valuation allowance has been provided for these assets. The Company will continue to evaluate the realizability of its net deferred tax asset on an ongoing basis to identify whether any significant changes in circumstances or assumptions have occurred that could materially affect the realizability of deferred tax assets and expects to release the valuation allowance when it has sufficient positive evidence, including but not limited to cumulative earnings in successive recent periods, to overcome such negative evidence.

MCI has U.S. federal and California tax carryforwards of approximately $9.4 million, and $17.9 million, respectively, which may be carried forward to reduce future years’ taxable income. These losses begin to expire in 2023 and 2014, respectively.

Saitek has foreign net operating loss carryforwards of approximately $12.0 million which may be carried forward indefinitely. The Internal Revenue Code (the “Code”) limits the future availability of net operating loss and tax credit carryforwards that arose prior to certain cumulative changes in a corporation’s ownership resulting in a change of control. In 2007 when the Company purchased the Saitek group, it acquired federal and state net operating loss carryforwards of approximately $2.8 million and $3.6 million, respectively. This event triggered an ownership change for purposes of Code Section 382. All of the federal and $3.6 million of the California net operating losses are subject to an annual limitation.

The total capital and non-capital income tax loss carryforwards of MCII as of March 31, 2013 of $17.0 million, is based upon the total tax loss carry-forward amount in Canadian dollars of $17.3 million, translated into U.S. dollars at the March 31, 2013 exchange rate (1 Canadian dollar = 0.98235 U.S. dollar) and tax-effected at a 26.5% estimated rate. The gross tax loss carryforwards of Cdn.$17.3 million is made up of (i) MCII non-capital income tax losses of approximately Cdn.$14.2 million (U.S.$13.9 million), which expire from 2014

MAD CATZ INTERACTIVE, INC. AND SUBSIDIARIES

Notes To Consolidated Financial Statements — (Continued)

through 2031 and (ii) MCII net capital tax losses of approximately Cdn.$3.2 million (U.S.$3.1 million), which are available indefinitely to offset taxable capital gains. A full valuation allowance is provided against the MCII tax losses.

MCII does not record deferred income taxes on the approximate $43.5 million of undistributed earnings of its non-Canadian subsidiaries based upon the Company’s intention to permanently reinvest undistributed earnings. MCII may be subject to income and withholding taxes if earnings of the non-Canadian subsidiaries were distributed. Considering the MCII tax loss carry forward and related valuation allowance, the deferred tax liability on the Company’s undistributed earnings would be no more than $2.5 million at March 31, 2013.

There were no unrecognized tax benefits at March 31, 2013 and 2012. The Company’s policy is to recognize interest and penalties related to unrecognized tax benefits in income tax expense.

The Company is subject to taxation in the U.S. and various states and foreign jurisdictions.

The Company’s historical tax years are subject to examination by the Internal Revenue Service and various state jurisdictions for fiscal years ended March 31, 2010 to the present. With few exceptions, the Company is no longer subject to foreign examinations by tax authorities for fiscal years ended before March 31, 2009. Effectively, all of the Company’s Saitek foreign subsidiaries historical tax years are subject to examination by various foreign tax authorities due to the generation of net operating losses.

The Company does not foresee any material changes to unrecognized tax benefits within the next twelve months.

(12)    Securities Purchase Agreement

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

The fair value of the Warrants decreased from $3,250,000 as of the initial valuation date to $693,000 as of March 31, 2012, which resulted in a $2,557,000 gain from the change in fair value of warrants for the year ended March 31, 2012. The fair value of the Warrants decreased from $693,000 as of March 31, 2012 to $149,000 as of March 31, 2013, which resulted in a $544,000 gain from the change in fair value of warrants for the year ended March 31, 2013.

These Warrants are not traded in an active securities market, and as such, the Company estimates the fair value of the Warrants using the Black-Scholes option pricing model using the following assumptions:

	As of March 31, 2013	As of March 31, 2012
Expected term	3.5 years	4.5 years
Common stock market price	$0.38	$0.62
Risk-free interest rate	0.46%	0.91%
Expected volatility	79.65%	94.09%

MAD CATZ INTERACTIVE, INC. AND SUBSIDIARIES

Notes To Consolidated Financial Statements — (Continued)

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

(13)    Commitments and Contingencies

Litigation

The Company is engaged in legal actions arising in the ordinary course of its business, and while there can be no assurance, believes that the ultimate outcome of these actions will not have a material adverse effect on its operating results, liquidity or financial position.

Leases

The Company is obligated under certain non-cancelable operating leases, primarily for warehouses and office space. Rent expense for operating leases was approximately $2,104,000, $2,229,000 and $1,668,000 for the years ended March 31, 2013, 2012 and 2011, respectively. Annual future minimum rental payments required under operating leases as of March 31, 2013 are as follows (in thousands):

Year ending March 31:
2014	$2,074
2015	1,163
2016	296
2017	59
2018	0
Thereafter	—

$3,592

Royalty and License Agreements

The Company has license agreements to utilize existing design and utility technology with its products. The Company also has royalty agreements for use of licensed trademarks and celebrity endorsements. These agreements have royalty and license fees based on different percentages of certain types of sales or a predetermined amount per unit. Royalty and license expenses were $6,319,000, $6,425,000 and $10,586,000 for the years ended March 31, 2013, 2012 and 2011, respectively. Annual future minimum rental payments required under royalty and license agreements as of March 31, 2013 are as follows (in thousands):

Year ending March 31:
2014	$287
2015	90
2016	20
2017	20

$417

MAD CATZ INTERACTIVE, INC. AND SUBSIDIARIES

Notes To Consolidated Financial Statements — (Continued)

(14)    Employee Savings Plan

MCI has an employee savings plan that permits eligible participants to make contributions by salary reduction pursuant to section 401(k) of the Internal Revenue Code. The Company may make discretionary matches of employee contributions. During fiscal 2013, 2012 and 2011 the Company matched 50% of the first 8% of compensation that was contributed by each participating employee to the plan. The Company’s discretionary contributions to the plan were $164,000, $183,000 and $169,000 for the years ended March 31, 2013, 2012 and 2011, respectively.

(15)    Geographic and Product Line Data

The Company’s sales are attributed to the following geographic regions (in thousands):

	2013	2012	2011
Net sales:
United States	$46,612	$53,565	$107,528
Europe	61,960	54,512	66,834
Canada	4,704	3,798	5,472
Other countries	9,388	5,677	4,065

	$122,664	$117,552	$183,899

Revenue is attributed to geographic regions based on the location of the customer.

The Company’s property and equipment are attributed to the following geographic regions (in thousands):

	2013	2012
Property and equipment:
United States	$644	$784
Europe	150	230
Asia	2,183	3,023

	$2,977	$4,037

Gross sales by product category are as follows:

	Year Ended March 31,
	2013	2012	2011
Specialty Controllers	$20,744	$35,172	$56,499
Audio	70,192	54,212	55,299
Controllers	7,489	13,773	30,873
Accessories	11,250	14,040	24,291
Games	5,695	3,816	23,436
PC	31,641	21,104	14,884
All others	176	229	102

Total	$147,187	$142,346	$205,384

MAD CATZ INTERACTIVE, INC. AND SUBSIDIARIES

Notes To Consolidated Financial Statements — (Continued)

(16)    Quarterly Financial and Market Information (Unaudited)

	Quarter Ended
	June 30	Sept. 30	Dec. 31	Mar. 31
	(Amounts in thousands, except per share data)
Fiscal 2013 Consolidated:
Net sales	$21,822	$31,215	$45,019	$24,608
Gross profit	6,275	8,987	12,903	6,351
Operating income (loss)	(1,692)	512	4,144	(12,479)
Net income (loss)	(1,717)	(450)	3,127	(12,160)
Net income (loss) per share — basic	(0.03)	(0.01)	0.05	(0.19)
Net income (loss) per share — diluted	(0.03)	(0.01)	0.05	(0.19)
Common stock price per share:
High	0.60	0.71	0.68	0.61
Low	0.41	0.54	0.50	0.38
Fiscal 2012 Consolidated:
Net sales	$16,463	$25,751	$46,188	$29,150
Gross profit	3,946	7,430	11,234	8,890
Operating income (loss)	(4,921)	(1,585)	2,240	386
Net income (loss)	(3,484)	(484)	1,536	805
Net income (loss) per share — basic	(0.06)	(0.01)	0.02	0.01
Net income (loss) per share — diluted	(0.06)	(0.01)	0.02	0.01
Common stock price per share:
High	2.33	1.55	0.86	0.80
Low	1.27	0.58	0.51	0.53