Form 10-Q
period 2013-06-30
MAD CATZ INTERACTIVE INC
filed 2013-08-08
CIK 1088162

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2013

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

There were 63,477,399 shares of the registrant’s common stock issued and outstanding as of July 30, 2013.

MAD CATZ INTERACTIVE, INC.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2013

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

MAD CATZ INTERACTIVE, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands of U.S. dollars, except share data)

(Unaudited)

	June 30, 2013	March 31, 2013
ASSETS
Current assets:
Cash	$2,398	$2,773
Accounts receivable, net	8,979	13,884
Other receivables	2,036	1,374
Inventories	25,301	23,795
Deferred tax assets	247	257
Income tax receivable	467	344
Prepaid expenses and other current assets	2,740	2,711

Total current assets	42,168	45,138
Deferred tax assets	365	370
Other assets	353	359
Property and equipment, net	2,866	2,977
Intangible assets, net	3,448	3,679

Total assets	$49,200	$52,523

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Bank loan	$10,757	$8,888
Accounts payable	15,372	15,573
Accrued liabilities	5,359	6,652
Contingent consideration	1,241	1,650
Income taxes payable	—	258

Total current liabilities	32,729	33,021
Contingent consideration	1,072	2,214
Warrant liability	166	149
Deferred tax liabilities	152	152
Other long-term liabilities	81	109

Total liabilities	34,200	35,645
Shareholders’ equity:
Common stock, no par value, unlimited shares authorized; 63,477,399 shares issued and outstanding at June 30, 2013 and March 31, 2013	60,255	60,102
Accumulated other comprehensive loss	(3,667)	(3,701)
Accumulated deficit	(41,588)	(39,523)

Total shareholders’ equity	15,000	16,878

Total liabilities and shareholders’ equity	$49,200	$52,523

See accompanying notes to unaudited consolidated financial statements.

MAD CATZ INTERACTIVE, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(in thousands of U.S. dollars, except share and per share data)

	Three Months Ended June 30,
	2013	2012
Net sales	$18,684	$21,822
Cost of sales	13,319	15,547

Gross profit	5,365	6,275
Operating expenses:
Sales and marketing	2,906	3,239
General and administrative	3,233	2,956
Research and development	1,011	1,021
Acquisition related items	99	518
Amortization of intangible assets	234	233

Total operating expenses	7,483	7,967

Operating loss	(2,118)	(1,692)

Other (expense) income:
Interest expense, net	(118)	(269)
Foreign currency exchange (loss) gain, net	(24)	256
Change in fair value of warrant liability	(17)	190
Other income	71	65

Total other (expense) income	(88)	242

Loss before income taxes	(2,206)	(1,450)
Income tax benefit (expense)	141	(267)

Net loss	$(2,065)	$(1,717)

Basic and diluted net loss per share	$(0.03)	$(0.03)

Shares used in calculating basic and diluted net loss per share	63,477,399	63,462,399

See accompanying notes to unaudited consolidated financial statements.

MAD CATZ INTERACTIVE, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(Unaudited)

(in thousands of U.S. dollars)

	Three Months Ended June 30,
	2013	2012
Net loss	$(2,065)	$(1,717)
Other comprehensive loss, before tax:
Foreign currency translation adjustments	34	(1,160)

Total other comprehensive income (loss)	34	(1,160)

Comprehensive loss	$(2,031)	$(2,877)

See accompanying notes to unaudited consolidated financial statements.

MAD CATZ INTERACTIVE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands of U.S. dollars)

	Three Months Ended June 30,
	2013	2012
Operating activities:
Net loss	$(2,065)	$(1,717)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	686	779
Amortization of deferred financing fees	8	37
Provision for deferred income taxes	16	(1)
Stock-based compensation	153	147
Contingent consideration, net of payments	(764)	194
Change in fair value of warrant liability	17	(190)
Changes in operating assets and liabilities:
Accounts receivable	4,915	3,078
Other receivables	(661)	(421)
Inventories	(1,503)	4,066
Prepaid expenses and other current assets	(29)	(93)
Other assets	(31)	(31)
Accounts payable	(379)	(745)
Accrued liabilities	(1,292)	(1,118)
Income taxes receivable/payable	(380)	(705)

Net cash (used in) provided by operating activities	(1,309)	3,280

Investing activities:
Purchases of property and equipment	(160)	(257)

Net cash used in investing activities	(160)	(257)

Financing activities:
Payment of contingent consideration	(787)	(518)
Repayments on bank loan	(17,022)	(20,331)
Borrowings on bank loan	18,891	17,352

Net cash provided by (used in) financing activities	1,082	(3,497)

Effects of foreign currency exchange rate changes on cash	12	(186)

Net decrease in cash	(375)	(660)
Cash, beginning of period	2,773	2,474

Cash, end of period	$2,398	$1,814

Supplemental cash flow information:
Income taxes paid	$631	$885

Interest paid	$99	$225

See accompanying notes to unaudited consolidated financial statements.

MAD CATZ INTERACTIVE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(1) Basis of Presentation

Nature of Operations

Mad Catz Interactive, Inc. designs, manufactures (primarily through third parties in Asia), markets and distributes for all major console based videogame platforms, the personal computer (“PC”) and Mac and, to a lesser extent the iPhone and other mobile devices. Mad Catz Interactive Inc.’s products include videogame, PC and audio accessories, such as control pads, steering wheels, joysticks, memory cards, video cables, flight sticks, dance pads, microphones, car adapters, carry cases, mice, keyboards and headsets. Mad Catz Interactive, Inc. also develops flight simulation software and also publishes and distributes videogames.

Basis of Accounting

The accompanying unaudited consolidated financial information has been prepared by management, without audit, in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. The consolidated balance sheet at March 31, 2013 was derived from the audited consolidated financial statements at that date; however, it does not include all disclosures required by accounting principles generally accepted in the United States (“U.S. GAAP”).

In the opinion of management, the unaudited consolidated financial statements for the interim period presented reflect all material adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the financial position and results of operations as of and for such periods indicated. These unaudited consolidated financial statements and notes hereto should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended March 31, 2013. These consolidated financial statements refer to the Company’s fiscal years ending March 31 as its “fiscal” years. The Company generates a substantial percentage of net sales in the last three months of every calendar year, its fiscal third quarter. Results for the interim periods presented herein are not necessarily indicative of results that may be reported for any other interim period or for the fiscal year ending March 31, 2014.

Principles of Consolidation

The accompanying unaudited consolidated financial statements include the accounts of Mad Catz Interactive, Inc. and its wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation. References to the “Company,” “we,” “us,” “our” and other similar words refer to Mad Catz Interactive, Inc. and its consolidated subsidiaries, unless the context suggests otherwise.

Use of Estimates

The unaudited consolidated financial statements have been prepared in conformity with U.S. GAAP. Applying these principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the unaudited consolidated financial statements and the reported amounts of sales and expenses during the reporting periods. On an ongoing basis, the Company evaluates its estimates, including those related to asset impairments, reserves for accounts receivable and inventories, contingencies and litigation, valuation and recognition of share-based payments, the liability for contingent consideration, warrant liability and income taxes. As future events and their effects cannot be determined with precision, actual results could differ from these estimates.

(2) Fair Value Measurements

For a description of the fair value hierarchy, see Note 2 to the Company’s 2013 consolidated financial statements contained in the Company’s Annual Report on Form 10-K for its fiscal year ended March 31, 2013.

The following tables provide a summary of the recognized assets and liabilities carried at fair value on a recurring basis as of June 30, 2013 and March 31, 2013 (in thousands):

		Basis of Fair Value Measurements
	June 30, 2013	Level 1	Level 2	Level 3
Liabilities:
Contingent consideration (Note 3)	$(2,313)	$—	$—	$(2,313)
Warrant liability (Note 5)	$(166)	$—	$—	$(166)

		Basis of Fair Value Measurements
	March 31, 2013	Level 1	Level 2	Level 3
Liabilities:
Contingent consideration (Note 3)	$(3,864)	$—	$—	$(3,864)
Warrant liability (Note 5)	$(149)	$—	$—	$(149)

The following tables provide a roll forward of the Company’s level three fair value measurements during the three months ended June 30, 2013, which consist of the Company’s contingent consideration liability and warrant liability (in thousands):

Contingent consideration:
Balance at March 31, 2013	$(3,864)
Contingent consideration payment	1,650
Increases during the year – acquisition related expense	(99)

Balance at June 30, 2013	$(2,313)

Warrant liability:
Balance at March 31, 2013	$(149)
Change in fair value of warrant liability	(17)

Balance at June 30, 2013	$(166)

(3) Contingent Consideration

In connection with the fiscal year 2011 acquisition of Tritton Technologies Inc. (“Tritton”), the Company has a contingent consideration arrangement that requires the Company to pay the former owners of Tritton additional consideration based on a percentage of sales of Tritton products over a five year period following the acquisition, subject to maximum annual amounts, up to an aggregate of $8.7 million. The fair value of the contingent consideration arrangement has been determined primarily by using the income approach and using a discount rate of approximately 11.8%. The amount paid for contingent consideration has been reduced by the amount of any working capital adjustment. The Company paid $1,650,000, $1,592,000, and $1,546,000 under this arrangement for fiscal 2013, 2012 and 2011, respectively. The remaining annual payments will be made in May of 2014 and 2015.

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

(4) Inventories

Inventories consist of the following (in thousands):

	June 30, 2013	March 31, 2013
Raw materials	$1,324	$1,789
Finished goods	23,977	22,006

	$25,301	$23,795

(5) Securities Purchase Agreement

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

The Company accounts for the Warrants with exercise price reset features in accordance with the applicable Financial Accounting Standards Board (“FASB”) guidance. Under this guidance, warrants with these reset features are accounted for as liabilities and carried at fair value, with changes in fair value included in net earnings (loss) until such time as the Warrants are exercised or expire.

The fair value of the Warrants increased from $149,000 as of March 31, 2013 to $166,000 as of June 30, 2013, which resulted in a $17,000 loss from the change in fair value of warrants for the three months ended June 30, 2013.

These Warrants are not traded in an active securities market, and as such, the Company estimated the fair value of the Warrants using the Black-Scholes option pricing model using the following assumptions:

	June 30, 2013	March 31, 2013
Expected term	3.25 years	3.5 years
Common stock market price	$0.43	$0.38
Risk-free interest rate	0.75%	0.46%
Expected volatility	79.23%	79.65%

Expected volatility was based primarily on historical volatility. Historical volatility was computed using daily pricing observations for recent periods that correspond to the expected term of the Warrants. The Company believes this method produces an estimate that is representative of the Company’s expectations of future volatility over the expected term of these Warrants. The Company currently has no reason to believe future volatility over the expected remaining life of these Warrants is likely to differ materially from historical volatility. The expected life is based on the remaining contractual term of the Warrants. The risk-free interest rate is the interest rate for treasury constant maturity instruments published by the Federal Reserve Board that is closest to the expected term of the Warrants.

Fluctuations in the fair value of the Warrants are impacted by unobservable inputs, most significantly the assumption with regards to future equity issuances and their impact to the down-round protection feature. Significant increases (decreases) in this input in isolation would result in a significantly higher (lower) fair value measurement.

(6) Basic and Diluted Net Loss per Share

Basic net loss per share is calculated by dividing the net loss for the period by the weighted average number of common shares outstanding during the period. Diluted net loss per share includes the impact of potentially dilutive securities unless inclusion of such securities would be anti-dilutive.

Outstanding options to purchase an aggregate of 8,208,074 and 6,826,091 shares of the Company’s common stock for the three months ended June 30, 2013 and 2012, respectively, and outstanding warrants to purchase an aggregate of 2,540,918 shares of the Company’s common stock for each of the three months ended June 30, 2013 and 2012 were excluded from the diluted net loss per share calculations because of their anti-dilutive effect during these periods.

(7) Geographic Data and Concentrations

The Company’s net sales are attributed to the following geographic regions (in thousands):

	Three Months Ended
	June 30,
	2013	2012
Europe	$10,115	$9,796
United States	5,980	9,482
APAC	1,969	1,587
Canada	620	957

	$18,684	$21,822

Revenue is attributed to geographic regions based on the location of the customer. During the three months ended June 30, 2013 one customer accounted for approximately 13% of the Company’s gross sales. During the three months ended June 30, 2012, one customer accounted for approximately 26% of the Company’s gross sales. At June 30, 2013, one customer represented 14% of accounts receivable and another customer represented 13% of accounts receivable. At March 31, 2013, one customer represented 15% of accounts receivable and another customer represented 12% of accounts receivable. At June 30, 2013 and 2012, no other customers accounted for greater than 10% of gross sales. At June 30, 2013 and March 31, 2013, no other customers accounted for greater than 10% of accounts receivable.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Unless the context otherwise requires, all references in this section to the “Company”, “we”, “us” or “our” refer, collectively, to Mad Catz Interactive, Inc. and all of its subsidiaries, and all references in this section to “Mad Catz” refer to Mad Catz Interactive, Inc.

This section contains forward-looking statements and forward looking information (collectively “forward-looking statements”) as defined in applicable securities legislation involving risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors including those set out under “Forward-looking Statements” herein and in “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended March 31, 2013 and in Part II Other Information — Item 1A. Risk Factors in this Quarterly Report on Form 10-Q. The following discussion should be read in conjunction with our consolidated financial statements and related notes included in this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K for the fiscal year ended March 31, 2013.

OVERVIEW

Our Business

We design, manufacture (primarily through third parties in Asia), market and distribute for all major console based videogame platforms, the personal computer (“PC”) and Mac and, to a lesser extent the iPhone and other mobile devices. Our products include videogame, PC and audio accessories, such as control pads, steering wheels, joysticks, memory cards, video cables, flight sticks, dance pads, microphones, car adapters, carry cases, mice, keyboards and headsets. We also develop flight simulation software and also publish and distribute videogames.

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

Potential Fluctuations in Foreign Currency Exchange Rates

During the first quarter of fiscal 2014, approximately 68% of total net sales were transacted outside of the United States. The majority of our international business is presently conducted in currencies other than the U.S. dollar. Foreign currency transaction gains and losses arising from normal business operations are credited to or charged against earnings in the period incurred. As a result, fluctuations in the value of the currencies in which we conduct our business relative to the U.S. dollar will cause foreign currency exchange gains and losses, which we have experienced in the past and continue to experience. Due to the volatility of foreign currency exchange rates, among other factors, we cannot predict the effect of foreign currency exchange rate fluctuations upon future operating results. There can be no assurances that we will not experience foreign currency exchange losses in the future. To date, we have not hedged against foreign currency exposure.

CRITICAL ACCOUNTING POLICIES

Our critical accounting policies and estimates remain consistent with those reported in our Annual Report on Form 10-K for the fiscal year ended March 31, 2013.

RESULTS OF OPERATIONS

Net Sales

For the three months ended June 30, 2013, consolidated net sales decreased 14% as compared to the three month period ended June 30, 2012. We experienced a decline in net sales in the United States and Canada due primarily to decreased demand, as expected, ahead of the upcoming gaming console transitions particularly with our larger retail customers. We are experiencing growth in Europe and APAC, particularly in audio products, as we continue to successfully increase our sales and marketing efforts in these regions. We are also experiencing strong growth in devices designed for use with PC and Mac, including gaming keyboards, gaming mice and audio products.

From a geographical perspective, our net sales for the three months ended June 30, 2013 and 2012 were as follows (in thousands):

	June 30, 2013	% of total	June 30, 2012	% of total	$ Change	% Change
Europe	$10,115	54%	$9,796	45%	$319	3%
United States	5,980	32%	9,482	44%	(3,502)	(37)%
APAC	1,969	11%	1,587	7%	382	24%
Canada	620	3%	957	4%	(337)	(35)%

	$18,684	100%	$21,822	100%	$(3,138)	(14)%

Our sales by platform as a percentage of gross sales were as follows:

	Three Months Ended June 30,
	2013	2012
PC and Mac	47%	34%
Universal	26%	28%
Xbox 360	17%	28%
PlayStation 3	9%	7%
All others	1%	3%

	100%	100%

Our sales by product category as a percentage of gross sales were as follows:

	Three Months Ended
	June 30,
	2013	2012
Audio	44%	44%
Mice and Keyboards	30%	21%
Specialty Controllers	17%	16%
Accessories	6%	8%
Controllers	2%	9%
Games and other	1%	2%

	100%	100%

Our sales by brand as a percentage of gross sales were as follows:

	Three Months Ended
	June 30,
	2013	2012
Mad Catz	47%	46%
Tritton	39%	41%
Saitek	11%	10%
Other	3%	3%

	100%	100%

Gross Profit

Gross profit is defined as net sales less cost of sales. Cost of sales consists of product costs, cost of licenses and royalties, cost of freight-in and freight-out and distribution center costs, including depreciation and other overhead.

The following table presents net sales, cost of sales and gross profit for the three months ended June 30, 2013 and 2012 (in thousands):

	June 30,	% of Net	June 30,	% of Net	$	%
	2013	Sales	2012	Sales	Change	Change
Net sales	$18,684	100%	$21,822	100%	$(3,138)	(14)%
Cost of sales	13,319	71%	15,547	71%	(2,228)	(14)%
Gross profit	5,365	29%	6,275	29%	(910)	(15)%

Gross profit for the three months ended June 30, 2013 decreased 15% due to the decrease in net sales, while gross profit margin remained flat at 29%.

Operating Expenses

Operating expenses for the three months ended June 30, 2013 and 2012 were as follows (in thousands):

	June 30,	% of	June 30,	% of	$	%
	2013	Net sales	2012	Net sales	Change	Change
Sales and marketing	$2,906	16%	$3,239	15%	$(333)	(10)%
General and administrative	3,233	17%	2,956	14%	277	9%
Research and development	1,011	5%	1,021	5%	(10)	(1)%
Acquisition related items	99	1%	518	2%	(419)	(81)%
Amortization	234	1%	233	1%	1	(0)%

	$7,483	40%	$7,967	37%	$(484)	(6)%

Sales and Marketing Expenses. Sales and marketing expenses consist primarily of payroll, commissions, participation at trade shows and travel costs for our worldwide sales and marketing staff, advertising expense and costs of operating our GameShark.com website. The decrease in sales and marketing expense was primarily due to decreases in variable cooperative advertising expense as a result of decreased sales. We expect sales and marketing expenses as a percentage of net sales in fiscal 2014 to remain approximately the same as that of fiscal 2013.

General and Administrative Expenses. General and administrative expenses include salaries and benefits for our executive and administrative personnel, facilities costs and professional services, such as legal and accounting. The increase in general and administrative expenses was primarily related to an increase in professional fees. We expect general and administrative expenses as a percentage of net sales in fiscal 2014 to slightly increase from fiscal 2013 levels.

Research and Development Expenses. Research and development expenses, which remained relatively flat compared to prior year, include the costs of developing and enhancing new and existing products. We expect research and development expenses in fiscal 2014 to decrease slightly, on an absolute dollar basis, from fiscal 2013 levels.

Acquisition Related Items. Acquisition related items represent adjustments to the contingent consideration valuation related to the Tritton acquisition, which will continue to be adjusted through fiscal 2015 when the contingent consideration will be fully paid.

Amortization Expenses. Amortization expenses consist of the amortization of the acquired intangible assets from Saitek, Joytech and Tritton.

Other (Expense) Income.

Other (expense) income consists primarily of interest expense on our outstanding debt, foreign currency exchange gains or losses associated with fluctuations in the value of the functional currencies of our foreign subsidiaries against the U.S. Dollar, change in fair value of the Warrants issued in connection with the Securities Purchase Agreement and other items that may be specific to a reporting period. Other expense was $88,000 for the three months ended June 30, 2013 compared to other income of $242,000 for the three months ended June 30, 2012. The change is primarily due to foreign currency exchange losses of $24,000 for the three months ended June 30, 2013 compared to foreign currency exchange gains of $256,000 for the same period in the prior year. Additionally, the change in the fair value of the warrant liability resulted in $17,000 of expense for the three months ended June 30, 2013 compared to $190,000 of income for the three months ended June 30, 2012. Interest expense, net, decreased to $118,000 for the three months ended June 30, 2013 from $269,000 in the same period last year due to a reduction in the average debt balance during the current year period.

Income Tax Benefit (Expense)

Income tax benefit of $141,000 and income tax expense of $267,000 reflect effective tax rates of 6% and (18%) for the three months ended June 30, 2013 and 2012, respectively. Our effective tax rate is a blended rate for the different jurisdictions in which we operate. The effective tax rate fluctuates depending on the taxable income in each jurisdiction and the statutory income tax rates in those jurisdictions, in which we do business, including our U.S. operating company, and our Canadian parent company for which we continue to provide a full valuation allowance against the deferred tax asset attributable to the net operating loss carryforwards. We will continue to evaluate the realizability of our net deferred tax asset on an ongoing basis to identify whether any significant changes in circumstances or assumptions have occurred that could materially affect the realizability of deferred tax assets and expects to release the valuation allowance when it has sufficient positive evidence, including but not limited to cumulative earnings in successive recent periods, to overcome such negative evidence. The change in the effective tax rate in the first quarter of fiscal 2014 versus the first quarter of fiscal 2013 was primarily due to income in certain jurisdictions in the first quarter of fiscal 2013 compared to losses in those jurisdictions in the first quarter of fiscal 2014.

MCII does not record deferred income taxes on the approximate $43.0 million of undistributed earnings of its non-Canadian subsidiaries based upon the Company’s intention to permanently reinvest undistributed earnings. MCII may be subject to income and withholding taxes if earnings of the non-Canadian subsidiaries were distributed. Considering the MCII tax loss carry forward and related valuation allowance, the deferred tax liability on the Company’s undistributed earnings would be no more than $2.4 million at June 30, 2013.

LIQUIDITY AND CAPITAL RESOURCES

A summary of cash (used in) provided by operating, investing and financing activities were as follows during the three months ended June 30, 2013 and 2012 (in thousands):

	As of and for the Three months ended June 30,
	2013	2012	Change
Net cash (used in) provided by operating activities	$(1,309)	$3,280	$(4,589)
Net cash used in investing activities	(160)	(257)	97
Net cash provided by (used in) financing activities	1,082	(3,497)	4,579
Effect of foreign currency exchange rate changes on cash and cash equivalents	12	(186)	198

Net decrease in cash	$(375)	$(660)	$285

Our cash balance was $2.4 million and $2.8 million at June 30, 2013 and March 31, 2013, respectively. Our primary sources of liquidity include a revolving line of credit (as discussed below under Financing Activities), cash on hand and cash flows generated from operations.

Operating Activities

Our cash flows from operating activities have typically included the collection of customer receivables generated by the sale of our products, offset by payments to vendors for materials and manufacture of our products. Net cash used in operating activities for the three months ended June 30, 2013 primarily reflects the net loss for the period before non-cash items (i.e. depreciation, amortization, stock-based compensation and provision for deferred income taxes), an increase in inventory of $1.5 million as we start to build inventory in our foreign locations due to demand, and a decrease in accrued liabilities of $1.3 million due to timing of payments. These decreases in operating cash flow were offset partially by a $4.9 million decrease in accounts receivable resulting primarily from the decrease in net sales as well as improved collections. Net cash provided by operating activities for the three months ended June 30, 2012 primarily related to decreases in inventory. We are focused on effectively managing our overall liquidity position by continuously monitoring expenses, inventory levels and managing our accounts receivable collection efforts.

Due to the seasonality of our business, we typically experience a large build-up in inventories beginning during our second fiscal quarter ending September 30, with corresponding increases in accounts payable and our bank loan balance. These increases are in anticipation of the holiday selling season, which occurs during our third fiscal quarter ending December 31. During the third quarter our inventories decrease and accounts receivable increase as a result of the annual holiday selling. A large percentage of our annual revenue is generated during our third fiscal quarter. During our fourth quarter ending March 31, the sales cycle completes with decreases in accounts receivable, inventory, accounts payable and bank loan and net increase in cash. We forecast the expected demand for the holiday selling season months in advance to ensure adequate quantities of inventory. Our sales personnel forecast holiday sales based on information received from our major customers as to expected product purchases for the holiday season, and we also utilize mathematical modeling techniques to forecast demand based on recent point-of-sale activity. If demand does not meet expectations, the result will be excess inventories, and/or reduced sales and the overall effect could result in a reduction to cash flows from operating activities following payment of accounts payable.

Investing Activities

Net cash used in investing activities, which consisted of capital expenditures to support our operations and were made up primarily of production molds, and to a lesser extent, computers and machinery and equipment, was $0.2 million and $0.3 million during the three months ended June 30, 2013 and June 30, 2012, respectively.

Financing Activities

Net cash provided by financing activities during the three months ended June 30, 2013 of $1.1 million was a result of net borrowings under our line of credit. For the three months ended June 30, 2012, net cash used in financing activities of $3.5 million was a result of net repayments under our line of credit.

We maintain a Credit Facility with Wells Fargo Capital Finance, LLC (“Wells Fargo”) to borrow up to $30 million under a revolving line of credit subject to the availability of eligible collateral (accounts receivable and inventories), which changes throughout the year. The Credit Facility expires on October 31, 2015. Under the line of credit, interest accrues on the daily outstanding balance at an interest rate that ranges from U.S. prime rate plus 0.5% or, at the Company’s option, LIBOR plus 2.50% with a LIBOR floor of 1.50%. At June 30, 2013, the interest rate was 3.75%. We are also required to pay a monthly service fee of $1,500 and an unused line fee equal to 0.25% of the unused portion of the loan. Borrowings under the Credit Facility are secured by a first priority security interest in the inventories, equipment, and accounts receivable of certain subsidiaries and by a pledge of all of the capital stock of our subsidiaries and is guaranteed by the Company. We are required to meet a quarterly financial covenant based on our trailing four quarter’s coverage of fixed charges. We were in compliance with this covenant at June 30, 2013.

In connection with the Company’s acquisition of Tritton, we are obligated to make certain payments to former Tritton shareholders of up to $8.7 million based on the achievement of certain specific performance measures. The Company paid $1,650,000, under this arrangement during the three months ended June 30, 2013, of which $0.8 million is reflected in financing activities and $0.8 million is reflected in operating activities. The aggregate fair value of the remaining payments was $2.3 million as of June 30, 2013, and is reflected in the Company’s consolidated balance sheet.

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

CONTRACTUAL OBLIGATIONS AND COMMITMENTS

There have been no material changes to our contractual obligations from the information provided in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, included in our Annual Report on Form 10-K for the fiscal year ended March 31, 2013.

As of June 30, 2013 and March 31, 2013, we did not have any relationships with unconsolidated entities or financial parties, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As such, we are not exposed to any financing, liquidity, market, or credit risk that could arise if we had engaged in such relationships.

EBITDA, AND ADJUSTED EBITDA

EBITDA, a non-GAAP financial measure, represents net loss before interest, taxes, depreciation and amortization. To address the warrants issued in the first quarter of fiscal 2012 and the resulting gain/loss on the change in the related warrant liability, we have excluded this non-operating, non-cash charge and defined the result as “Adjusted EBITDA”. We believe this to be a more meaningful measurement of performance than the previously calculated EBITDA. Adjusted EBITDA is not intended to represent cash flows for the period, nor is it being presented as an alternative to operating or net income as an indicator of operating performance and should not be considered in isolation or as a substitute for measures of performance prepared in accordance with generally accepted accounting principles in the United States. As defined, Adjusted EBITDA is not necessarily comparable to other similarly titled captions of other companies due to potential inconsistencies in the method of calculation. We believe, however, that in addition to the performance measures found in our financial statements, Adjusted EBITDA is a useful financial performance measurement for assessing our Company’s operating performance. Our management uses Adjusted EBITDA as a measurement of operating performance in comparing our performance on a consistent basis over prior periods, as it removes from operating results the impact of our capital structure, including the interest expense resulting from our outstanding debt, and our asset base, including depreciation and amortization of our capital and intangible assets. We calculate Adjusted EBITDA as follows (in thousands):

	Three months ended June 30,
	2013	2012
Net loss	$(2,065)	$(1,717)
Adjustments:
Interest expense, net	118	269
Income tax (benefit) expense	(141)	267
Depreciation and amortization	686	779

EBITDA (loss)	$(1,402)	$(402)
Change in fair value of warrant liability	17	(190)

Adjusted EBITDA (loss)	$(1,385)	$(592)

FORWARD-LOOKING STATEMENTS

Certain statements in this Quarterly Report on Form 10-Q are not historical fact and constitute “forward-looking statements” within the meaning of Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended and constitute “forward-looking information” as defined in applicable Canadian securities legislation (collectively “forward-looking statements”). These forward-looking statements may address, among other things, our strategy for growth, business development, market and competitive position, financial results, expected revenue, expense levels in the future and the sufficiency of our existing assets to fund future operations and capital spending needs. These statements relate to our expectations, hopes, beliefs, anticipations, commitments, intentions and strategies regarding the future, and may be identified by the use of words or phrases such as “believe,” “expect,” “anticipate,” “should,” “plan,” “estimate,” and “potential,” among others. Specifically this document contains forward-looking statements regarding, among other things, the continuance of seasonal fluctuations in the Company’s sales, inventories, receivables, payables and cash; the effect of currency exchange rate fluctuations; the sufficiency of funds available to meet operational needs, including contingent payments related to the Tritton acquisition; and our expectations for fiscal 2014 in respect of our gross margin and operating expenses.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

For the first quarter of fiscal 2014, our management with the participation of our Chief Executive Officer and our Chief Financial Officer evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of June 30, 2013. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Accordingly, our disclosure controls and procedures have been designed to provide reasonable assurance of achieving their objectives. Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that as of such date, our disclosure controls and procedures were effective at the reasonable assurance level in ensuring that information required to be disclosed by us in the reports that we file under the Exchange Act is recorded, processed, summarized and reported within the time period specified in the rules and forms of the Securities and Exchange Commission.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting during the quarter ended June 30, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. Our process for evaluating controls and procedures is continuous and encompasses constant improvement of the design and effectiveness of established controls and procedures and the remediation of any deficiencies which may be identified during the process.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

On January 14, 2013, the Company filed a complaint in San Diego Superior Court (Case No. 37-2013-00030075-CU-BT-CTL) against an unknown John Doe and 2-20 additional unknown Does that have posted statements on on-line message boards that were disparaging, false and untrue about the Company, its products, services and employees, as well as contained non-public information about the Company, its products, its internal workings and its financial condition. The Company is seeking compensatory and punitive damages from the statements occurring on the message boards. At a hearing held June 14, 2013, the court granted a motion brought by one of the unknown John Does to quash a subpoena issued by the Company. The Company strongly disagrees with and intends to appeal the court’s ruling. Additionally, one of the Doe defendants has filed a motion for attorneys’ fees and costs. The Company intends to vigorously oppose this motion, which will be heard on August 16, 2013.

On July 6, 2012, the Company’s subsidiaries Mad Catz Inc., and Mad Catz Interactive Asia Limited filed a complaint styled Mad Catz, Inc. et. al. v. KnowledgeTech Corp., Case No. 37-2012-00100125-CU-BC-CTL, in the Superior Court of California, County of San Diego. The complaint alleges that KnowledgeTech Corp. breached its contract with the plaintiffs for failing to issue credits for returned product. The plaintiffs are seeking damages in the amount to be determined at trial. KnowledgeTech has filed a cross-complaint against Mad Catz Interactive Asia Limited and Mad Catz, Inc., and a complaint against Mad Catz Interactive, Inc., Tritton Technologies, Inc., and Mad Catz Europe Limited seeking payment for goods produced without any set off for returned goods. The parties engaged in mediation efforts on July 26, 2013, at which the parties were unable to resolve the matter. If no prior resolution is reached between the parties, trial in the matter is set for January 17, 2014. The Company believes that the allegations in the cross-complaint lack merit and intends to vigorously defend all cross-claims asserted.

In addition to the foregoing matters, we may at times be involved in litigation in the ordinary course of business. We will also, from time to time, when appropriate in management’s estimation, record reserves in our financial statements for pending litigation. Litigation is expensive and is subject to inherent uncertainties, and an adverse result in any such matters could adversely impact our operating results or financial condition. Additionally, any litigation to which we may become subject could also require significant involvement of our senior management and may divert management’s attention from our business and operations. Although claims, suits, investigations and proceedings are inherently uncertain and their results cannot be predicted with certainty, we believe that the resolution of any current pending matters will not have a material adverse effect on our business, financial condition, results of operations or liquidity taken as a whole.

Item 1A. Risk Factors

There have been no material changes to the risk factors as previously disclosed in Part I — Item 1A. — Risk Factors our Annual Report on Form 10-K for the fiscal year ended March 31, 2013.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

On August 5, 2013, the Company and its wholly-owned subsidiary Mad Catz, Inc. entered into an Employment Agreement with Karen McGinnis (the “Agreement”). Pursuant to the Agreement, Ms. McGinnis will serve as Chief Financial Officer and receive an initial base salary of $275,000. The Agreement has an initial term of three years, and unless earlier terminated, automatically extends on the same terms and conditions for additional one-year periods until terminated. Ms. McGinnis will also be eligible to participate in the Company’s stock option and incentive compensation programs based on such vesting or performance targets as may be established from time to time by the Company’s Board of Directors or a committee thereof. The Agreement specifies that during Ms. McGinnis’ employment, the Company shall provide other benefits in accordance with the Company’s employee benefits programs provided to its executive level employees. If the Company terminates Ms. McGinnis’ employment without cause, or Ms. McGinnis terminates her employment for good reason, the Agreement provides for severance equal to one year of her regular base salary plus any additional severance benefits that may be negotiated at the time. If Ms. McGinnis’ employment is terminated due to death or disability that prevents the performance of her duties for a period of 120 consecutive days or 180 days in a consecutive 12 month period, the Company shall pay Ms. McGinnis’ full base salary through the date of termination.

The foregoing description of the Agreement does not purport to be complete and is qualified in its entirety by reference to the full text of the Agreement which is attached as Exhibit 10.2 hereto and incorporated by reference.

Item 6. Exhibits

10.1	Amendment, dated June 5, 2013, to Fourth Amended and Restated Loan Agreement. Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed on June 6, 2013.

10.2	Employment Agreement effective June 10, 2013, by and between Mad Catz Interactive, Inc., Mad Catz, Inc. and Karen McGinnis.

31.1	Certification of Registrant’s Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Registrant’s Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Registrant’s Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002. This certification is being furnished solely to accompany this Quarterly Report on Form 10-Q and is not being filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and is not to be incorporated by reference into any filing of the Company.

32.2	Certification of Registrant’s Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002. This certification is being furnished solely to accompany this Quarterly Report on Form 10-Q and is not being filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and is not to be incorporated by reference into any filing of the Company.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MAD CATZ INTERACTIVE, INC.

August 8, 2013	/s/ Darren Richardson
Darren Richardson
President and Chief Executive Officer

August 8, 2013	/s/ Karen McGinnis
Karen McGinnis
Chief Financial Officer