Form 10-Q
period 2013-09-30
MAD CATZ INTERACTIVE INC
filed 2013-11-07
CIK 1088162

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2013

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

There were 63,931,506 shares of the registrant’s common stock issued and outstanding as of November 2, 2013.

MAD CATZ INTERACTIVE, INC.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2013

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

MAD CATZ INTERACTIVE, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands of U.S. dollars, except share data)

(Unaudited)

	September 30, 2013	March 31, 2013
ASSETS
Current assets:
Cash	$1,907	$2,773
Accounts receivable, net	10,025	13,884
Other receivables	2,377	1,374
Inventories	27,743	23,795
Deferred tax assets	251	257
Income tax receivable	366	344
Prepaid expenses and other current assets	3,771	2,711

Total current assets	46,440	45,138
Deferred tax assets	381	370
Other assets	368	359
Property and equipment, net	2,783	2,977
Intangible assets, net	3,221	3,679

Total assets	$53,193	$52,523

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Bank loan	$13,270	$8,888
Accounts payable	18,758	15,573
Accrued liabilities	6,353	6,652
Contingent consideration	1,277	1,650
Income taxes payable	—	258

Total current liabilities	39,658	33,021
Contingent consideration	1,089	2,214
Warrant liability	483	149
Deferred tax liabilities	154	152
Other long-term liabilities	50	109

Total liabilities	41,434	35,645
Shareholders’ equity:
Common stock, no par value, unlimited shares authorized; 63,931,506 and 63,477,399 shares issued and outstanding at September 30, 2013 and March 31, 2013, respectively	60,637	60,102
Accumulated other comprehensive loss	(2,745)	(3,701)
Accumulated deficit	(46,133)	(39,523)

Total shareholders’ equity	11,759	16,878

Total liabilities and shareholders’ equity	$53,193	$52,523

See accompanying notes to unaudited consolidated financial statements.

MAD CATZ INTERACTIVE, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands of U.S. dollars, except share and per share data)

(Unaudited)

	Three Months Ended September 30,		Six Months Ended September 30,
	2013	2012	2013	2012
Net sales	$17,839	$31,215	$36,523	$53,037
Cost of sales	13,069	22,228	26,388	37,775

Gross profit	4,770	8,987	10,135	15,262
Operating expenses:
Sales and marketing	3,923	4,000	6,829	7,239
General and administrative	3,015	2,820	6,248	5,776
Research and development	1,167	1,217	2,178	2,238
Acquisition related items	53	206	152	724
Amortization of intangible assets	229	232	463	465

Total operating expenses	8,387	8,475	15,870	16,442

Operating (loss) income	(3,617)	512	(5,735)	(1,180)

Other (expense) income:
Interest expense, net	(135)	(251)	(253)	(520)
Foreign currency exchange (loss) gain, net	(392)	(250)	(416)	6
Change in fair value of warrant liability	(317)	(120)	(334)	70
Other income	26	12	97	77

Total other expense	(818)	(609)	(906)	(367)

Loss before income taxes	(4,435)	(97)	(6,641)	(1,547)
Income tax (expense) benefit	(110)	(353)	31	(620)

Net loss	$(4,545)	$(450)	$(6,610)	$(2,167)

Basic and diluted net loss per share	$(0.07)	$(0.01)	$(0.10)	$(0.03)

Shares used in calculating basic and diluted net loss per share	63,689,909	63,467,779	63,584,235	63,465,104

See accompanying notes to unaudited consolidated financial statements.

MAD CATZ INTERACTIVE, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

(in thousands of U.S. dollars)

(Unaudited)

	Three Months Ended September 30,		Six Months Ended September 30,
	2013	2012	2013	2012
Net loss	$(4,545)	$(450)	$(6,610)	$(2,167)
Other comprehensive income (loss), before tax:
Foreign currency translation adjustments	922	707	956	(453)

Total other comprehensive income (loss)	922	707	956	(453)

Comprehensive (loss) income	$(3,623)	$257	$(5,654)	$(2,620)

See accompanying notes to unaudited consolidated financial statements.

MAD CATZ INTERACTIVE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands of U.S. dollars)

(Unaudited)

	Six Months Ended September 30,
	2013	2012
Operating activities:
Net loss	$(6,610)	$(2,167)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,409	1,563
Amortization of deferred financing fees	16	92
Provision for deferred income taxes	(2)	(13)
Stock-based compensation	347	384
Contingent consideration, net of payments	(711)	170
Change in fair value of warrant liability	334	(70)
Changes in operating assets and liabilities:
Accounts receivable	4,105	(8,352)
Other receivables	(940)	(87)
Inventories	(3,697)	3,191
Prepaid expenses and other current assets	(992)	(677)
Other assets	(65)	(9)
Accounts payable	3,332	2,593
Accrued liabilities	(280)	87
Income taxes receivable/payable	(262)	(300)

Net cash used in operating activities	(4,016)	(3,595)

Investing activities:
Purchases of property and equipment	(690)	(566)

Net cash used in investing activities	(690)	(566)

Financing activities:
Borrowings on bank loan	34,417	39,153
Repayments on bank loan	(30,035)	(33,926)
Payment of financing costs	(15)	(100)
Payment of contingent consideration	(787)	(888)
Proceeds from exercise of stock options	188	7

Net cash provided by financing activities	3,768	4,246

Effects of foreign currency exchange rate changes on cash	72	(13)

Net (decrease) increase in cash	(866)	72
Cash, beginning of period	2,773	2,474

Cash, end of period	$1,907	$2,546

Supplemental cash flow information:
Income taxes paid	$808	$918

Interest paid	$214	$407

See accompanying notes to unaudited consolidated financial statements.

MAD CATZ INTERACTIVE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(1) Basis of Presentation

Nature of Operations

Mad Catz Interactive, Inc. (“Mad Catz”) designs, manufactures (primarily through third parties in Asia), markets and distributes innovative interactive entertainment products marketed under its Mad Catz® (gaming), Tritton® (audio), and Saitek® (simulation) brands. Mad Catz products, which primarily include headsets, mice, keyboards, controllers, specialty controllers, and other accessories, cater to passionate gamers across multiple platforms including in-home gaming consoles, handheld gaming consoles, Windows® PC and Mac® computers, smart phones, tablets and other mobile devices. Mad Catz distributes its products through its online store as well as distribution via many leading retailers around the globe. Headquartered in San Diego, California, Mad Catz also maintains offices in Europe and Asia.

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

Principles of Consolidation

The accompanying unaudited consolidated financial statements include the accounts of Mad Catz and its wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation. References to the “Company,” “we,” “us,” “our” and other similar words refer to Mad Catz Interactive, Inc. and its consolidated subsidiaries, unless the context suggests otherwise.

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

The following tables provide a summary of the recognized assets and liabilities carried at fair value on a recurring basis as of September 30, 2013 and March 31, 2013 (in thousands):

		Basis of Fair Value Measurements
	September 30, 2013	Level 1	Level 2	Level 3
Liabilities:
Contingent consideration (Note 3)	$(2,366)	$—	$—	$(2,366)
Warrant liability (Note 5)	$(483)	$—	$—	$(483)

		Basis of Fair Value Measurements
	March 31, 2013	Level 1	Level 2	Level 3
Liabilities:
Contingent consideration (Note 3)	$(3,864)	$—	$—	$(3,864)
Warrant liability (Note 5)	$(149)	$—	$—	$(149)

The following tables provide a roll forward of the Company’s level three fair value measurements during the six months ended September 30, 2013, which consist of the Company’s contingent consideration liability and warrant liability (in thousands):

Contingent consideration:
Balance at March 31, 2013	$(3,864)
Contingent consideration payment	1,650
Increases during the year – acquisition related expense	(152)

Balance at September 30, 2013	$(2,366)

Warrant liability:
Balance at March 31, 2013	$(149)
Change in fair value of warrant liability	(334)

Balance at September 30, 2013	$(483)

(3) Contingent Consideration

In connection with the fiscal year 2011 acquisition of Tritton Technologies Inc. (“Tritton”), the Company has a contingent consideration arrangement that requires the Company to pay the former owners of Tritton additional consideration based on a percentage of sales of Tritton products over a five year period following the acquisition, subject to maximum annual amounts, up to an aggregate of $8.7 million. The fair value of the contingent consideration arrangement has been determined primarily by using the income approach and using a discount rate of approximately 13.8%. The amount paid for contingent consideration has been reduced by the amount of any working capital adjustment. The Company paid $1,650,000, $1,592,000, and $1,546,000 under this arrangement for fiscal 2013, 2012 and 2011, respectively. The remaining annual payments will be made in May of 2014 and 2015.

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

(4) Inventories

Inventories consist of the following (in thousands):

	September 30, 2013	March 31, 2013
Raw materials	$1,288	$1,789
Finished goods	26,455	22,006

	$27,743	$23,795

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

The fair value of the Warrants increased from $149,000 as of March 31, 2013 to $483,000 as of September 30, 2013, which resulted in a $334,000 loss from the change in fair value of warrants for the six months ended September 30, 2013.

These Warrants are not traded in an active securities market, and as such, the Company estimated the fair value of the Warrants using the Black-Scholes option pricing model using the following assumptions:

	September 30, 2013	March 31, 2013
Expected term	3.0 years	3.5 years
Common stock market price	$0.77	$0.38
Risk-free interest rate	0.63%	0.46%
Expected volatility	81.39%	79.65%

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

Outstanding options to purchase an aggregate of 7,750,878 and 7,978,227 shares of the Company’s common stock for the three and six months ended September 30, 2013, respectively, and 7,491,766 and 7,160,748 shares of the Company’s common stock for the three and six months ended September 30, 2012, respectively, were excluded from the diluted net loss per share calculations because of their anti-dilutive effect during these periods. Outstanding warrants to purchase an aggregate of 2,540,918 shares of the Company’s common stock for each of the three and six months ended September 30, 2013 and 2012, were excluded from the diluted net loss per share calculations because of their anti-dilutive effect during these periods.

(7) Geographic Data and Concentrations

The Company’s net sales are attributed to the following geographic regions (in thousands):

	Three Months Ended September 30,		Six Months Ended September 30,
	2013	2012	2013	2012
Europe	$9,477	$14,970	$19,592	$24,766
North America	6,718	13,643	13,318	24,082
APAC	1,644	2,602	3,613	4,189

	$17,839	$31,215	$36,523	$53,037

        Revenue is attributed to geographic regions based on the location of the customer. During the three and six months ended September 30, 2013 one customer accounted for approximately 13% and 11% of the Company’s gross sales, respectively, and one other customer accounted for approximately 12% of the Company’s gross sales in each period. During the three and six months ended September 30, 2012, one customer accounted for approximately 27% and 26% of the Company’s gross sales, respectively, one other customer accounted for approximately 11% and 10% of the Company’s gross sales, respectively, and one other customer accounted for approximately 11% and 9% of the Company’s gross sales, respectively. At September 30, 2013, one customer represented 18% of accounts receivable and another customer represented 12% of accounts receivable. At March 31, 2013, one customer represented 15% of accounts receivable and another customer represented 12% of accounts receivable. During the three and six months ended September 30, 2013 and 2012, no other customers accounted for greater than 10% of gross sales. At September 30, 2013 and March 31, 2013, no other customers accounted for greater than 10% of accounts receivable.

(8) Subsequent Event Footnote

The Company maintains a Credit Facility with Wells Fargo Capital Finance, LLC (“Wells Fargo”) to borrow up to $30 million under a revolving line of credit subject to the availability of eligible collateral (accounts receivable and inventories), which changes throughout the year. The Credit Facility expires on October 31, 2015. The Company is required to meet a quarterly financial covenant based on a trailing four quarters’ coverage of fixed charges, as defined, of no less than 1.1:1.0. The Company’s fixed charge coverage ratio as of September 30, 2013 was 0.28:1.0 and, accordingly, the Company was not in compliance with this covenant as of September 30, 2013. On November 6, 2013, the Company received a waiver of the covenant default from Wells Fargo and entered into an amendment to the Credit Facility that: 1) eliminates the quarterly financial covenant based on a trailing four quarters’ coverage of fixed charges for the quarters ending December 31, 2013 and March 31, 2014; 2) modifies the quarterly financial covenant based on a trailing four quarters’ coverage of fixed charges to no less than 1.0:1.0 starting with the quarter ending June 30, 2014; 3) adds a monthly financial covenant based on a trailing three months’ Adjusted EBITDA, as defined, from October 2013 through May 2014; 4) increases the interest rate ranges, based on a trailing four quarters’ coverage of fixed charges, to U.S. prime rate plus 0.50% to 2.00% (up from 0.25% to 1.00%) or, at the Company’s option, LIBOR plus 2.50% to 3.50% (up from 2.00% to 3.00%), with a LIBOR floor of 1.50%; 5) decreases the inventory sublimit from $16.0 million to $11.25 million with further monthly reductions, to $6.5 million by March 31, 2014; and 6) adds an availability block of $500,000 with further monthly increases to $2.0 million by May 1, 2014.

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

OVERVIEW

Our Business

We design, manufacture (primarily through third parties in Asia), market and distribute innovative interactive entertainment products marketed under our Mad Catz® (gaming), Tritton® (audio), and Saitek® (simulation) brands. Our products, which primarily include headsets, mice, keyboards, controllers, specialty controllers, and other accessories, cater to passionate gamers across multiple platforms including in-home gaming consoles, handheld gaming consoles, Windows® PC and Mac® computers, smart phones, tablets and other mobile devices. We distribute our products through our online store as well as distribution via many leading retailers around the globe. Headquartered in San Diego, California, we also maintain offices in Europe and Asia.

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

Potential Fluctuations in Foreign Currency Exchange Rates

During the three and six month periods ended September 30, 2013, approximately 67% and 68% of total net sales were transacted outside of the United States, respectively. The majority of our international business is presently conducted in currencies other than the U.S. dollar. Foreign currency transaction gains and losses arising from normal business operations are credited to or charged against earnings in the period incurred. As a result, fluctuations in the value of the currencies in which we conduct our business relative to the U.S. dollar will cause foreign currency exchange gains and losses, which we have experienced in the past and continue to experience. Due to the volatility of foreign currency exchange rates, among other factors, we cannot predict the effect of foreign currency exchange rate fluctuations upon future operating results. There can be no assurances that we will not experience foreign currency exchange losses in the future. To date, we have not hedged against foreign currency exposure.

CRITICAL ACCOUNTING POLICIES

Our critical accounting policies and estimates remain consistent with those reported in our Annual Report on Form 10-K for the fiscal year ended March 31, 2013.

RESULTS OF OPERATIONS

Net Sales

Consolidated net sales for the three and six months ended September 30, 2013 decreased 43% and 31%, respectively, compared to the three and six months ended September 30, 2012. We experienced a decline in all regions due primarily to decreased demand, as expected, ahead of the upcoming gaming console transitions particularly with our larger retail customers. This decline in net sales was more pronounced in North America where a greater percentage of our net sales are of products developed for console gaming compared to Europe, where a greater percentage are of products developed for gaming on the PC and Mac. We also experienced a large decline in sales of audio products, driven primarily by decreases in sales of higher priced headsets developed for specific gaming consoles, offset partially by increases in sales of headsets at lower price points. Additionally, we experienced a decline in the games and other product category due to software sales during the three and six months ended September 30, 2012 that did not reoccur in the current year periods.

From a geographical perspective, our net sales for the three and six months ended September 30, 2013 and 2012 were as follows (in thousands):

	Three Months Ended September 30,
	2013	% of total	2012	% of total	$ Change	% Change
Europe	$9,477	53%	$14,970	48%	$(5,493)	(37)%
North America	6,718	38%	13,643	44%	(6,925)	(51)%
APAC	1,644	9%	2,602	8%	(958)	(37)%

	$17,839	100%	$31,215	100%	$(13,376)	(43)%

	Six Months Ended September 30,
	2013	% of total	2012	% of total	$ Change	% Change
Europe	$19,592	54%	$24,766	47%	$(5,174)	(21)%
North America	13,318	36%	24,082	45%	(10,764)	(45)%
APAC	3,613	10%	4,189	8%	(576)	(14)%

	$36,523	100%	$53,037	100%	$(16,514)	(31)%

Our sales by platform as a percentage of gross sales were as follows:

	Three Months Ended September 30,		Six Months Ended September 30,
	2013	2012	2013	2012
PC and Mac	49%	31%	48%	33%
Universal	30%	24%	28%	26%
Xbox 360	11%	32%	14%	30%
PlayStation 3	6%	10%	8%	8%
All others	4%	3%	2%	3%

	100%	100%	100%	100%

Our sales by product category as a percentage of gross sales were as follows:

	Three Months Ended September 30,		Six Months Ended September 30,
	2013	2012	2013	2012
Audio	41%	44%	43%	44%
Mice and Keyboards	32%	20%	31%	20%
Specialty Controllers	16%	14%	17%	14%
Accessories	8%	7%	7%	8%
Controllers	1%	5%	1%	7%
Games and other	2%	10%	1%	7%

	100%	100%	100%	100%

Our sales by brand as a percentage of gross sales were as follows:

	Three Months Ended September 30,		Six Months Ended September 30,
	2013	2012	2013	2012
Mad Catz	49%	51%	48%	49%
Tritton	37%	39%	38%	40%
Saitek	13%	8%	12%	9%
Other	1%	2%	2%	2%

	100%	100%	100%	100%

Gross Profit

Gross profit is defined as net sales less cost of sales. Cost of sales consists of product costs, cost of licenses and royalties, cost of freight-in and freight-out and distribution center costs, including depreciation and other overhead.

The following table presents net sales, cost of sales and gross profit for the three and six months ended September 30, 2013 and 2012 (in thousands):

	Three Months Ended September 30,
	2013	% of Net Sales	2012	% of Net Sales	$ Change	% Change
Net sales	$17,839	100%	$31,215	100%	$(13,376)	(43)%
Cost of sales	13,069	73%	22,228	71%	(9,159)	(41)%

Gross profit	4,770	27%	8,987	29%	(4,217)	(47)%

	Six Months Ended September 30,
	2013	% of Net Sales	2012	% of Net Sales	$ Change	% Change
Net sales	$36,523	100%	$53,037	100%	$(16,514)	(31)%
Cost of sales	26,388	72%	37,775	71%	(11,387)	(30)%

Gross profit	10,135	28%	15,262	29%	(5,127)	(34)%

Gross profit for the three and six months ended September 30, 2013 decreased 47% and 34%, respectively, compared to the three and six months ended September 30, 2012, due to the decrease in net sales and, to a lesser extent, a decrease in gross margin. Gross margin decreased to 27% for the three months ended September 30, 2013 from 29% for the three months ended September 30, 2012, and to 28% for the six months ended September 30, 2013 from 29% for the six months ended September 30, 2012. The decrease in gross margin in both the three and six month periods was due primarily to an increase in distribution center costs, returns and allowances and inventory write-downs as a percentage of net sales, offset partially by a decrease in royalties and licenses as a percentage of net sales. The increase in inventory write-downs was driven primarily by the settlement of a legal dispute with a manufacturer regarding defective returns in the fiscal third quarter. We expect gross margin for the full year of fiscal 2014 to be slightly lower than that of fiscal 2013.

Operating Expenses

Operating expenses for the three and six months ended September 30, 2013 and 2012 were as follows (in thousands):

	Three Months Ended September 30,
	2013	% of Net Sales	2012	% of Net Sales	$ Change	% Change
Sales and marketing	$3,923	22%	$4,000	13%	$(77)	(2)%
General and administrative	3,015	17%	2,820	9%	195	7%
Research and development	1,167	7%	1,217	4%	(50)	(4)%
Acquisition related items	53	0%	206	0%	(153)	(74)%
Amortization	229	1%	232	1%	(3)	(1)%

	$8,387	47%	$8,475	27%	$(88)	(1)%

	Six Months Ended September 30,
	2013	% of Net Sales	2012	% of Net Sales	$ Change	% Change
Sales and marketing	$6,829	19%	$7,239	14%	$(410)	(6)%
General and administrative	6,248	17%	5,776	11%	472	8%
Research and development	2,178	6%	2,238	4%	(60)	(3)%
Acquisition related items	152	0%	724	1%	(572)	(79)%
Amortization	463	1%	465	1%	(2)	(0)%

	$15,870	43%	$16,442	31%	$(572)	(3)%

Sales and Marketing Expenses. Sales and marketing expenses consist primarily of payroll, commissions, participation at trade shows and travel costs for our worldwide sales and marketing staff, advertising expense and costs of operating our MadCatz.com and GameShark.com websites. The decrease in sales and marketing expense in both the three and six months ended September 30, 2013, compared to the same prior year periods, was primarily due to decreases in variable cooperative advertising expense as a result of decreased sales. We expect sales and marketing expenses for the full year of fiscal 2014 to decrease, on an absolute dollar basis, from fiscal 2013 levels.

General and Administrative Expenses. General and administrative expenses include salaries and benefits for our executive and administrative personnel, facilities costs and professional services, such as legal and accounting. The increase in general and administrative expenses in the three months ended September 30, 2013, compared to the three months ended September 30, 2012, was due primarily to an increase in employee related costs. The increase in general and administrative expenses in the six months ended September 30, 2013, compared to the six months ended September 30, 2012, was primarily related to an increase in professional fees. We expect general and administrative expenses for the full year of fiscal 2014 to increase slightly, on an absolute dollar basis, from fiscal 2013 levels.

Research and Development Expenses. Research and development expenses, which decreased slightly compared to prior year periods, include the costs of developing and enhancing new and existing products. We expect research and development expenses for the full year of fiscal 2014 to be relatively flat compared to fiscal 2013 levels.

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

Other (Expense) Income.

Other (expense) income consists primarily of interest expense on our outstanding debt, foreign currency exchange gains or losses associated with fluctuations in the value of the functional currencies of our foreign subsidiaries against the U.S. Dollar, change in fair value of the Warrants issued in connection with the Securities Purchase Agreement and other items that may be specific to a reporting period. Other expense was $818,000 and $906,000 for the three and six months ended September 30, 2013, respectively, compared to other expense of $609,000 and $367,000 for the three and six months ended September 30, 2012, respectively. The change is primarily due to foreign currency exchange losses of $392,000 and $416,000 for the three and six months ended September 30, 2013, respectively, compared to foreign currency exchange losses of $250,000 during the three months ended September 30, 2012 and foreign currency exchange gains of $6,000 during the six months ended September 30, 2012. Additionally, the change in the fair value of the warrant liability resulted in $317,000 and $334,000 of expense for the three and six months ended September 30, 2013, respectively, compared to $120,000 of expense and $70,000 of income for the three and six months ended September 30, 2012, respectively. Interest expense, net, decreased to $135,000 and $253,000 for the three and six months ended September 30, 2013, respectively, from $251,000 and $520,000, respectively, in the same periods last year due to a reduction in the average debt balance during the current year period.

Income Tax Benefit (Expense)

Income tax expense of $110,000 and $353,000 reflect effective tax rates of (2.5)% and (364)% for the three months ended September 30, 2013 and 2012, respectively. Income tax benefit of $31,000 and income tax expense of $620,000 reflect effective tax rates of less than 1% and (40)% for the six months ended September 30, 2013 and 2012, respectively. Our effective tax rate is a blended rate for the different jurisdictions in which we operate. The effective tax rate fluctuates depending on the taxable income in each jurisdiction and the statutory income tax rates in those jurisdictions, in which we do business, including our U.S. operating company, and our Canadian parent company for which we continue to provide a full valuation allowance against the deferred tax asset attributable to the net operating loss carryforwards. We will continue to evaluate the realizability of our net deferred tax asset on an ongoing basis to identify whether any significant changes in circumstances or assumptions have occurred that could materially affect the realizability of deferred tax assets and expects to release the valuation allowance when it has sufficient positive evidence, including but not limited to cumulative earnings in successive recent periods, to overcome such negative evidence. The change in the effective tax rate in both the three and six months ended September 30, 2013, compared to the same prior year periods, was primarily due to recognized tax benefits for net operating loss carryforwards generated in our Asian entities.

Mad Catz does not record deferred income taxes on the approximate $41.0 million of undistributed earnings of its non-Canadian subsidiaries based upon the Company’s intention to permanently reinvest undistributed earnings. Mad Catz may be subject to income and withholding taxes if earnings of the non-Canadian subsidiaries were distributed. Considering the Mad Catz tax loss carry forward and related valuation allowance, the deferred tax liability on the Company’s undistributed earnings would be no more than $2.1 million at September 30, 2013.

LIQUIDITY AND CAPITAL RESOURCES

The table below provides a summary of cash (used in) provided by operating, investing and financing activities during the six months ended September 30, 2013 and 2012 (in thousands):

	Six Months Ended September 30,
	2013	2012	Change
Net cash used in operating activities	$(4,016)	$(3,595)	$(421)
Net cash used in investing activities	(690)	(566)	(124)
Net cash provided by financing activities	3,768	4,246	(478)
Effect of foreign currency exchange rate changes on cash	72	(13)	85

Net (decrease) increase in cash	$(866)	$72	$(938)

Our cash balance was $1.9 million and $2.8 million at September 30, 2013 and March 31, 2013, respectively. Our primary sources of liquidity include a revolving line of credit (as discussed below under Financing Activities), cash on hand and cash flows generated from operations.

Operating Activities

Our cash flows from operating activities have typically included the collection of customer receivables generated by the sale of our products, offset by payments to vendors for materials and manufacture of our products. Net cash used in operating activities for the six months ended September 30, 2013 primarily reflects the net loss for the period before non-cash items (i.e. depreciation, amortization, provision for deferred income taxes, stock-based compensation, contingent consideration, and change in the fair value of warrant liability) and an increase in inventory of $3.7 million as we built inventory in anticipation of increased demand during the holiday selling season. These decreases in operating cash flow were offset partially by a $4.1 million decrease in accounts receivable resulting primarily from the decrease in net sales as well as improved collections. Net cash used in operating activities for the six months ended September 30, 2012 primarily related to an $8.4 million increase in accounts receivable partially offset by a $3.2 million decrease in inventory and a $2.6 million increase in accounts payable. We are focused on effectively managing our overall liquidity position by continuously monitoring inventory levels and expenses, and managing our accounts receivable collection efforts.

Due to the seasonality of our business, we typically experience a large build-up in inventories beginning during our second fiscal quarter ending September 30, with corresponding increases in accounts payable and our bank loan balance. These increases are in anticipation of the holiday selling season, which occurs during our third fiscal quarter ending December 31. A large percentage of our annual revenue is generated during our third fiscal quarter and, typically, our inventories decrease and accounts receivable increase as a result of the annual holiday selling. During our fourth fiscal quarter ending March 31, the sales cycle completes with decreases in accounts receivable, inventory, accounts payable and bank loan and net increase in cash. We forecast the expected demand for the holiday selling season months in advance to ensure adequate quantities of inventory. Our sales personnel forecast holiday sales based on information received from our major customers as to expected product purchases for the holiday season, and we also utilize mathematical modeling techniques to forecast demand based on recent point-of-sale activity. If demand does not meet expectations, the result will be excess inventories, and/or reduced sales and the overall effect could result in a reduction to cash flows from operating activities following payment of accounts payable.

Investing Activities

Net cash used in investing activities, which consisted of capital expenditures to support our operations and were made up primarily of production molds, and to a lesser extent, computers and machinery and equipment, was $0.7 million and $0.6 million during the six months ended September 30, 2013 and September 30, 2012, respectively.

Financing Activities

Net cash provided by financing activities, which is primarily the result of net borrowings under our line of credit described below, was $3.8 million and $4.2 million during the six months ended September 30, 2013 and September 30, 2012, respectively.

        We maintain a Credit Facility with Wells Fargo Capital Finance, LLC (“Wells Fargo”) to borrow up to $30 million under a revolving line of credit subject to the availability of eligible collateral (accounts receivable and inventories), which changes throughout the year. The Credit Facility expires on October 31, 2015. We are required to meet a quarterly financial covenant based on a trailing four quarters’ coverage of fixed charges, as defined, of no less than 1.1:1.0. Our fixed charge coverage ratio as of September 30, 2013 was 0.28:1.0 and, accordingly, we were not in compliance with this covenant as of September 30, 2013. On November 6, 2013, we received a waiver of the covenant default from Wells Fargo and entered into an amendment to the Credit Facility that: 1) eliminates the quarterly financial covenant based on a trailing four quarters’ coverage of fixed charges for the quarters ending December 31, 2013 and March 31, 2014; 2) modifies the quarterly financial covenant based on a trailing four quarters’ coverage of fixed charges to no less than 1.0:1.0 starting with the quarter ending June 30, 2014; 3) adds a monthly financial covenant based on a trailing three months’ Adjusted EBITDA, as defined, from October 2013 through May 2014; 4) increases the interest rate ranges, based on a trailing four quarters’ coverage of fixed charges, to U.S. prime rate plus 0.50% to 2.00% (up from 0.25% to 1.00%) or, at the Company’s option, LIBOR plus 2.50% to 3.50% (up from 2.00% to 3.00%), with a LIBOR floor of 1.50%; 5) decreases the inventory sublimit from $16.0 million to $11.25 million with further monthly reductions to $6.5 million by March 31, 2014; and 6) adds an availability block of $500,000 with further monthly increases to $2.0 million by May 1, 2014. For periods subsequent to September 30, 2013, we believe we will be able to meet the covenants, as amended, through the expiration of the Credit Facility. However, there can be no assurance that we will be able to meet the covenants subsequent to September 30, 2013. There also can be no assurance that we would be able to obtain waivers from Wells Fargo to the extent we are not in compliance with the covenants.

In connection with the Company’s acquisition of Tritton, we are obligated to make certain payments to former Tritton shareholders of up to $8.7 million based on the achievement of certain specific performance measures. The Company paid $1,650,000, under this arrangement during the six months ended September 30, 2013, of which $0.8 million is reflected in financing activities and $0.85 million is reflected in operating activities. The aggregate fair value of the remaining payments was $2.4 million as of September 30, 2013, and is reflected in the Company’s consolidated balance sheet.

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

As of September 30, 2013 and March 31, 2013, we did not have any relationships with unconsolidated entities or financial parties, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As such, we are not exposed to any financing, liquidity, market, or credit risk that could arise if we had engaged in such relationships.

EBITDA AND ADJUSTED EBITDA

EBITDA, a non-GAAP financial measure, represents net loss before interest, taxes, and depreciation and amortization. Beginning in the second quarter of fiscal 2014, we revised our calculation of Adjusted EBITDA to exclude stock-based compensation, the gain/loss on the change in the fair value of the related warrant liability, goodwill impairment, if any, and acquisition related items. We believe that excluding these non-operating, non-cash items from EBITDA better reflects our underlying performance than the previously calculated EBITDA. Adjusted EBITDA is not intended to represent cash flows for the period, nor is it being presented as an alternative to operating or net income as an indicator of operating performance and should not be considered in isolation or as a substitute for measures of performance prepared in accordance with generally accepted accounting principles in the United States. As defined, Adjusted EBITDA is not necessarily comparable to other similarly titled captions of other companies due to potential inconsistencies in the method of calculation. We believe, however, that in addition to the performance measures found in our financial statements, Adjusted EBITDA is a useful financial performance measurement for assessing our Company’s operating performance. Our management uses Adjusted EBITDA as a measurement of operating performance in comparing our performance on a consistent basis over prior periods, as it removes from operating results the impact of our capital structure, including the interest expense resulting from our outstanding debt, and our asset base, including depreciation and amortization of our capital and intangible assets. In addition, Adjusted EBITDA is an important measure for our lender. We calculate Adjusted EBITDA as follows (in thousands):

	Three Months Ended September 30,		Six Months Ended September 30,
	2013	2012	2013	2012
Net loss	$(4,545)	$(450)	$(6,610)	$(2,167)
Adjustments:
Interest expense, net	135	251	253	520
Income tax expense (benefit)	110	353	(31)	620
Depreciation and amortization	731	839	1,425	1,655

EBITDA (loss)	$(3,569)	$993	$(4,963)	$628
Stock-based compensation	194	237	347	384
Change in fair value of warrant liability	317	120	334	(70)
Acquisition related items	53	206	152	724

Adjusted EBITDA (loss)	$(3,005)	$1,556	$(4,130)	$1,666

FORWARD-LOOKING STATEMENTS

Certain statements in this Quarterly Report on Form 10-Q are not historical fact and constitute “forward-looking statements” within the meaning of Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended and constitute “forward-looking information” as defined in applicable Canadian securities legislation (collectively “forward-looking statements”). These forward-looking statements may address, among other things, our strategy for growth, business development, market and competitive position, financial results, expected revenue, expense levels in the future and the sufficiency of our existing assets and availability under our credit facility to fund future operations and capital spending needs. These statements relate to our expectations, hopes, beliefs, anticipations, commitments, intentions and strategies regarding the future, and may be identified by the use of words or phrases such as “believe,” “expect,” “anticipate,” “should,” “plan,” “estimate,” and “potential,” among others. Specifically this document contains forward-looking statements regarding, among other things, the continuance of seasonal fluctuations in the Company’s sales, inventories, receivables, payables and cash; the effect of currency exchange rate fluctuations; the sufficiency of funds available to meet operational needs, including contingent payments related to the Tritton acquisition; and our expectations for fiscal 2014 in respect of our gross margin and operating expenses.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

For the second quarter of fiscal 2014, our management with the participation of our Chief Executive Officer and our Chief Financial Officer evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of September 30, 2013. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Accordingly, our disclosure controls and procedures have been designed to provide reasonable assurance of achieving their objectives. Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that as of such date, our disclosure controls and procedures were effective at the reasonable assurance level in ensuring that information required to be disclosed by us in the reports that we file under the Exchange Act is recorded, processed, summarized and reported within the time period specified in the rules and forms of the Securities and Exchange Commission.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting during the quarter ended September 30, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. Our process for evaluating controls and procedures is continuous and encompasses constant improvement of the design and effectiveness of established controls and procedures and the remediation of any deficiencies which may be identified during the process.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

On January 14, 2013, the Company filed a complaint in San Diego Superior Court (Case No. 37-2013-00030075-CU-BT-CTL) against an unknown John Doe and 2-20 additional unknown Does that posted statements on on-line message boards that were disparaging, false and untrue about the Company, its products, services and employees, as well as contained non-public information about the Company, its products, its internal workings and its financial condition. The Company sought compensatory and punitive damages from the statements occurring on the message boards. Shortly after filing the complaint, the Company issued a subpoena to Yahoo! seeking the identities of the unknown Doe defendants. In June 2013, the court granted a motion brought by one of the unknown Doe defendants to quash the subpoena. While the Company strongly disagrees with the court’s decision, after having considered the matter fully, it has determined not to appeal that decision. Additionally, following the court’s decision on the motion to quash, one of the Doe defendants filed a motion for attorneys’ fees and costs, which the court denied on September 23, 2013.

On July 6, 2012, the Company’s subsidiaries Mad Catz Inc., and Mad Catz Interactive Asia Limited filed a complaint styled Mad Catz, Inc. et. al. v. KnowledgeTech Corp., Case No. 37-2012-00100125-CU-BC-CTL, in the Superior Court of California, County of San Diego. The complaint alleged that KnowledgeTech Corp. breached its contract with the plaintiffs for failing to issue credits for returned product. Plaintiffs sought damage in the amount to be determined at trial. KnowledgeTech filed a cross-complaint against Mad Catz Interactive Asia Limited and Mad Catz, Inc., and a complaint against Mad Catz Interactive, Inc., Tritton Technologies, Inc., and Mad Catz Europe Limited seeking payment for goods produced without any set off for returned goods. The parties began mediation in July 2013, and, after extensive negotiations, the parties agreed to settle the matter on the condition that Mad Catz, Inc. pay KnowledgeTech Corp. the total amount of $275,000 in three equal installments. Mad Catz, Inc. has made the first two installment payments and will make the final installment payment on or before it comes due.

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

None.

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

MAD CATZ INTERACTIVE, INC.

November 7, 2013	/s/ Darren Richardson
Darren Richardson
President and Chief Executive Officer

November 7, 2013	/s/ Karen McGinnis
Karen McGinnis
Chief Financial Officer