Form 10-Q
period 2013-12-31
MAD CATZ INTERACTIVE INC
filed 2014-02-06
CIK 1088162

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended December 31, 2013

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

There were 63,931,506 shares of the registrant’s common stock issued and outstanding as of February 4, 2014.

MAD CATZ INTERACTIVE, INC.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2013

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

MAD CATZ INTERACTIVE, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands of U.S. dollars, except share data)

(Unaudited)

	December 31, 2013	March 31, 2013
ASSETS
Current assets:
Cash	$3,540	$2,773
Accounts receivable, net	13,227	13,884
Other receivables	2,637	1,374
Inventories	20,604	23,795
Deferred tax assets	239	257
Income tax receivable	—	344
Prepaid expenses and other current assets	2,608	2,711

Total current assets	42,855	45,138
Deferred tax assets	379	370
Other assets	436	359
Property and equipment, net	2,728	2,977
Intangible assets, net	3,131	3,679

Total assets	$49,529	$52,523

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Bank loan	$14,632	$8,888
Accounts payable	13,276	15,573
Accrued liabilities	6,241	6,652
Contingent consideration	1,158	1,650
Income taxes payable	423	258

Total current liabilities	35,730	33,021
Contingent consideration	1,155	2,214
Warrant liability	159	149
Deferred tax liabilities	155	152
Other long-term liabilities	34	109

Total liabilities	37,233	35,645
Shareholders’ equity:
Common stock, no par value, unlimited shares authorized; 63,931,506 and 63,477,399 shares issued and outstanding at December 31, 2013 and March 31, 2013, respectively	60,791	60,102
Accumulated other comprehensive loss	(1,796)	(3,701)
Accumulated deficit	(46,699)	(39,523)

Total shareholders’ equity	12,296	16,878

Total liabilities and shareholders’ equity	$49,529	$52,523

See accompanying notes to unaudited consolidated financial statements.

MAD CATZ INTERACTIVE, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands of U.S. dollars, except share and per share data)

(Unaudited)

	Three Months Ended December 31,		Nine Months Ended December 31,
	2013	2012	2013	2012
Net sales	$32,889	$45,019	$69,412	$98,056
Cost of sales	24,964	32,116	51,352	69,891

Gross profit	7,925	12,903	18,060	28,165
Operating expenses:
Sales and marketing	3,189	4,084	10,018	11,323
General and administrative	2,655	3,042	8,903	8,818
Research and development	1,062	1,080	3,240	3,318
Acquisition related items	(53)	320	99	1,044
Amortization of intangible assets	170	233	633	698

Total operating expenses	7,023	8,759	22,893	25,201

Operating income (loss)	902	4,144	(4,833)	2,964

Other (expense) income:
Interest expense, net	(223)	(227)	(476)	(747)
Foreign currency exchange (loss) gain, net	(292)	5	(708)	11
Change in fair value of warrant liability	324	273	(10)	343
Other income	4	31	101	108

Total other (expense) income	(187)	82	(1,093)	(285)

Income (loss) before income taxes	715	4,226	(5,926)	2,679
Income tax expense	(1,281)	(1,099)	(1,250)	(1,719)

Net (loss) income	$(566)	$3,127	$(7,176)	$960

Basic net (loss) income per share	$(0.01)	$0.05	$(0.11)	$0.02

Diluted net (loss) income per share	$(0.01)	$0.05	$(0.11)	$0.01

Shares used in calculating basic net (loss) income per share	63,931,506	63,477,399	63,700,413	63,469,217

Shares used in calculating diluted net (loss) income per share	63,931,506	64,346,093	63,700,413	64,262,884

See accompanying notes to unaudited consolidated financial statements.

MAD CATZ INTERACTIVE, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(in thousands of U.S. dollars)

(Unaudited)

	Three Months Ended December 31,		Nine Months Ended December 31,
	2013	2012	2013	2012
Net (loss) income	$(566)	$3,127	$(7,176)	$960
Other comprehensive income (loss), before tax:
Foreign currency translation adjustments	949	386	1,905	(67)

Total other comprehensive income (loss)	949	386	1,905	(67)

Comprehensive income (loss)	$383	$3,513	$(5,271)	$893

See accompanying notes to unaudited consolidated financial statements.

MAD CATZ INTERACTIVE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands of U.S. dollars)

(Unaudited)

	Nine Months Ended December 31,
	2013	2012
Operating activities:
Net (loss) income	$(7,176)	$960
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Depreciation and amortization	2,017	2,304
Amortization of deferred financing fees	26	100
Provision for deferred income taxes	12	5
Loss on disposal or sale of assets	—	7
Stock-based compensation	501	525
Contingent consideration, net of payments	(764)	431
Change in fair value of warrant liability	10	(343)
Changes in operating assets and liabilities:
Accounts receivable	789	(13,182)
Other receivables	(1,009)	(672)
Inventories	3,833	4,436
Prepaid expenses and other current assets	124	(294)
Other assets	(111)	320
Accounts payable	(1,937)	6,382
Accrued liabilities	(328)	927
Income taxes receivable/payable	612	720

Net cash (used in) provided by operating activities	(3,401)	2,626

Investing activities:
Purchases of property and equipment	(994)	(870)
Purchases of intangible assets	(80)	—

Net cash used in investing activities	(1,074)	(870)

Financing activities:
Borrowings on bank loan	57,535	65,350
Repayments on bank loan	(51,791)	(63,979)
Payment of financing costs	(40)	(100)
Payment of contingent consideration	(787)	(980)
Proceeds from exercise of stock options	188	7

Net cash provided by financing activities	5,105	298

Effects of foreign currency exchange rate changes on cash	137	3

Net increase in cash	767	2,057
Cash, beginning of period	2,773	2,474

Cash, end of period	$3,540	$4,531

Supplemental cash flow information:
Income taxes paid	$941	$1,011

Interest paid	$397	$602

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

Basis of Accounting

The accompanying unaudited consolidated financial information has been prepared by management, in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. The consolidated balance sheet at March 31, 2013 was derived from the audited consolidated financial statements at that date; however, it does not include all disclosures required by accounting principles generally accepted in the United States (“U.S. GAAP”).

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

The following tables provide a summary of the recognized assets and liabilities carried at fair value on a recurring basis as of December 31, 2013 and March 31, 2013 (in thousands):

		Basis of Fair Value Measurements
	December 31, 2013	Level 1	Level 2	Level 3
Liabilities:
Contingent consideration (Note 3)	$(2,313)	$—	$—	$(2,313)
Warrant liability (Note 5)	$(159)	$—	$—	$(159)

		Basis of Fair Value Measurements
	March 31, 2013	Level 1	Level 2	Level 3
Liabilities:
Contingent consideration (Note 3)	$(3,864)	$—	$—	$(3,864)
Warrant liability (Note 5)	$(149)	$—	$—	$(149)

The following tables provide a roll forward of the Company’s level three fair value measurements during the nine months ended December 31, 2013, which consist of the Company’s contingent consideration liability and warrant liability (in thousands):

Contingent consideration:
Balance at March 31, 2013	$(3,864)
Contingent consideration payment	1,650
Increases during the year – acquisition related expense	(99)

Balance at December 31, 2013	$(2,313)

Warrant liability:
Balance at March 31, 2013	$(149)
Change in fair value of warrant liability	(10)

Balance at December 31, 2013	$(159)

(3) Contingent Consideration

In connection with the fiscal year 2011 acquisition of Tritton Technologies Inc. (“Tritton”), the Company has a contingent consideration arrangement that requires the Company to pay the former owners of Tritton additional consideration based on a percentage of sales of Tritton products over a five year period following the acquisition, subject to maximum annual amounts, up to an aggregate of $8.7 million. The fair value of the contingent consideration arrangement has been determined primarily by using the income approach and using a discount rate of approximately 13.2%. The amount paid for contingent consideration has been reduced by the amount of any working capital adjustment. The Company paid $1,650,000, $1,592,000, and $1,546,000 under this arrangement for fiscal 2013, 2012 and 2011, respectively. The remaining annual payments will be made in May of 2014 and 2015.

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

(4) Inventories

Inventories consist of the following (in thousands):

	December 31, 2013	March 31, 2013
Raw materials	$805	$1,789
Finished goods	19,799	22,006

	$20,604	$23,795

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

Warrants with these reset features are accounted for as liabilities and carried at fair value, with changes in fair value included in net (loss) income until such time as the Warrants are exercised or expire.

The fair value of the Warrants increased from $149,000 as of March 31, 2013 to $159,000 as of December 31, 2013, which resulted in a $10,000 loss from the change in fair value of warrants for the nine months ended December 31, 2013.

These Warrants are not traded in an active securities market, and as such, the Company estimated the fair value of the Warrants using the Black-Scholes option pricing model using the following assumptions:

	December 31, 2013	March 31, 2013
Expected term	2.75 years	3.5 years
Common stock market price	$0.51	$0.38
Risk-free interest rate	0.68%	0.46%
Expected volatility	76.49%	79.65%

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

(6) Basic and Diluted Net (Loss) Income per Share

Basic net (loss) income per share is calculated by dividing the net (loss) income for the period by the weighted average number of common shares outstanding during the period. Diluted net (loss) income per share includes the impact of potentially dilutive securities unless inclusion of such securities would be anti-dilutive.

	Three Months Ended December 31,		Nine Months Ended December 31,
	2013	2012	2013	2012
Numerator:
Net (loss) income	$(566)	$3,127	$(7,176)	$960

Denominator:
Weighted average shares used to compute basic net (loss) income per share	63,931,506	63,477,399	63,700,413	63,469,217
Effect of dilutive share-based awards	—	868,694	—	793,667

	63,931,506	64,346,093	63,700,413	64,262,884

Basic net (loss) income per share	$(0.01)	$0.05	$(0.11)	$0.02
Diluted net (loss) income per share	$(0.01)	$0.05	$(0.11)	$0.01

Outstanding options to purchase an aggregate of 7,391,006 and 7,772,752 shares of the Company’s common stock for the three and nine months ended December 31, 2013, respectively, and 8,521,487 and 7,861,030 shares of the Company’s common stock for the three and nine months ended December 31, 2012, respectively, were excluded from the diluted net (loss) income per share calculations because of their anti-dilutive effect during these periods. Outstanding warrants to purchase an aggregate of 2,540,918 shares of the Company’s common stock for each of the three and nine months ended December 31, 2013 and 2012, were excluded from the diluted net (loss) income per share calculations because of their anti-dilutive effect during these periods.

(7) Geographic Data and Concentrations

The Company’s net sales are attributed to the following geographic regions (in thousands):

	Three Months Ended December 31,		Nine Months Ended December 31,
	2013	2012	2013	2012
Europe	$20,983	$23,164	$40,575	$47,930
North America	9,877	19,060	23,195	43,142
APAC	2,029	2,795	5,642	6,984

	$32,889	$45,019	$69,412	$98,056

Net sales are attributed to geographic regions based on the location of the customer. During the three and nine months ended December 31, 2013, one customer accounted for approximately 15% and 13% of the Company’s gross sales, respectively, and one other customer accounted for approximately 12% and 11% of the Company’s gross sales, respectively. During the three and nine months ended December 31, 2012, one customer accounted for approximately 25% and 26% of the Company’s gross sales, respectively, and one other customer accounted for approximately 10% and 8% of the Company’s gross sales, respectively. At December 31, 2013, one customer represented 23% of accounts receivable. At March 31, 2013, one customer represented 15% of accounts receivable and another customer represented 12% of accounts receivable. During the three and nine months ended December 31, 2013 and 2012, no other customers accounted for greater than 10% of gross sales. At December 31, 2013 and March 31, 2013, no other customers accounted for greater than 10% of accounts receivable.

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

Potential Fluctuations in Foreign Currency Exchange Rates

During the three and nine month periods ended December 31, 2013, approximately 74% and 71% of total net sales were transacted outside of the United States, respectively. The majority of our international business is presently conducted in currencies other than the U.S. dollar. Foreign currency transaction gains and losses arising from normal business operations are credited to or charged against earnings in the period incurred. As a result, fluctuations in the value of the currencies in which we conduct our business relative to the U.S. dollar will cause foreign currency exchange gains and losses, which we have experienced in the past and continue to experience. Due to the volatility of foreign currency exchange rates, among other factors, we cannot predict the effect of foreign currency exchange rate fluctuations upon future operating results. There can be no assurances that we will not experience foreign currency exchange losses in the future. To date, we have not hedged against foreign currency exposure.

CRITICAL ACCOUNTING POLICIES

Our critical accounting policies and estimates remain consistent with those reported in our Annual Report on Form 10-K for the fiscal year ended March 31, 2013.

RESULTS OF OPERATIONS

Net Sales

Consolidated net sales for the three and nine months ended December 31, 2013 decreased 27% and 29%, respectively, compared to the three and nine months ended December 31, 2012. We experienced a decline in all regions due primarily to an expected decrease in demand, particularly with our larger retail customers, due to the gaming console transitions that occurred in November 2013. This decline in net sales was more pronounced in North America where a greater percentage of our net sales are of products developed for console gaming compared to Europe, where a greater percentage are of products developed for gaming on the PC and Mac. We also experienced a decline in sales of audio products, driven primarily by decreases in sales of higher priced headsets developed for specific gaming consoles, offset partially by increases in sales of headsets at lower price points. Additionally, we experienced a decline in the games and other product category during the nine months ended December 31, 2013 due to software sales during the nine months ended December 31, 2012 that did not reoccur in the current year period.

From a geographical perspective, our net sales for the three and nine months ended December 31, 2013 and 2012 were as follows (in thousands):

	Three Months Ended December 31,
	2013	% of total	2012	% of total	$ Change	% Change
Europe	$20,983	64%	$23,164	52%	$(2,181)	(9)%
North America	9,877	30%	19,060	42%	(9,183)	(48)%
APAC	2,029	6%	2,795	6%	(766)	(27)%

	$32,889	100%	$45,019	100%	$(12,130)	(27)%

	Nine Months Ended December 31,
	2013	% of total	2012	% of total	$ Change	% Change
Europe	$40,575	59%	$47,930	49%	$(7,355)	(15)%
North America	23,195	33%	43,142	44%	(19,947)	(46)%
APAC	5,642	8%	6,984	7%	(1,342)	(19)%

	$69,412	100%	$98,056	100%	$(28,644)	(29)%

Our sales by platform as a percentage of gross sales were as follows:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2013	2012	2013	2012
PC and Mac	40%	30%	44%	31%
Universal	34%	25%	30%	26%
Xbox 360	12%	33%	13%	31%
PlayStation 3	8%	7%	8%	8%
All others	6%	5%	5%	4%

	100%	100%	100%	100%

Our sales by product category as a percentage of gross sales were as follows:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2013	2012	2013	2012
Audio	51%	54%	46%	48%
Mice and Keyboards	25%	19%	29%	20%
Specialty Controllers	15%	13%	16%	14%
Accessories	5%	7%	6%	8%
Controllers	1%	5%	1%	6%
Games and other	3%	2%	2%	4%

	100%	100%	100%	100%

Our sales by brand as a percentage of gross sales were as follows:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2013	2012	2013	2012
Mad Catz	42%	41%	45%	45%
Tritton	46%	50%	42%	45%
Saitek	11%	8%	12%	8%
Other	1%	1%	1%	2%

	100%	100%	100%	100%

Gross Profit

Gross profit is defined as net sales less cost of sales. Cost of sales consists of product costs, cost of licenses and royalties, cost of freight-in and freight-out and distribution center costs, including depreciation and other overhead.

The following table presents net sales, cost of sales and gross profit for the three and nine months ended December 31, 2013 and 2012 (in thousands):

	Three Months Ended December 31,
	2013	% of Net Sales	2012	% of Net Sales	$ Change	% Change
Net sales	$32,889	100%	$45,019	100%	$(12,130)	(27)%
Cost of sales	24,964	76%	32,116	71%	(7,152)	(22)%

Gross profit	$7,925	24%	$12,903	29%	$(4,978)	(39)%

	Nine Months Ended December 31,
	2013	% of Net Sales	2012	% of Net Sales	$ Change	% Change
Net sales	$69,412	100%	$98,056	100%	$(28,644)	(29)%
Cost of sales	51,352	74%	69,891	71%	(18,539)	(27)%

Gross profit	$18,060	26%	$28,165	29%	$(10,105)	(36)%

Gross profit for the three and nine months ended December 31, 2013 decreased 39% and 36%, respectively, compared to the three and nine months ended December 31, 2012, due to the decrease in net sales and, to a lesser extent, a decrease in gross margin. Gross margin decreased to 24% for the three months ended December 31, 2013 from 29% for the three months ended December 31, 2012, and to 26% for the nine months ended December 31, 2013 from 29% for the nine months ended December 31, 2012. The decrease in gross margin in both the three and nine month periods was due primarily to an increase in distribution center costs, returns and allowances and inventory write-downs as a percentage of net sales, offset partially by a decrease in royalties and licenses as a percentage of net sales. The increase in inventory write-downs was driven primarily by a $1.0 million write-down of raw materials related to products for legacy gaming consoles. This also resulted in a write-off of $0.5 million of prepaid royalties related to these raw materials. Additionally, during the holiday season, we offered close-out pricing on some of our older slow moving inventory. As a result of the decline in gross margin during the third fiscal quarter, we expect gross margin for the full year of fiscal 2014 to be lower than that of fiscal 2013.

Operating Expenses

Operating expenses for the three and nine months ended December 31, 2013 and 2012 were as follows (in thousands):

	Three Months Ended December 31,
	2013	% of Net Sales	2012	% of Net Sales	$ Change	% Change
Sales and marketing	$3,189	9%	$4,084	9%	$(895)	(22)%
General and administrative	2,655	8%	3,042	6%	(387)	(13)%
Research and development	1,062	3%	1,080	2%	(18)	(2)%
Acquisition related items	(53)	—%	320	1%	(373)	(117)%
Amortization	170	1%	233	1%	(63)	(27)%

	$7,023	21%	$8,759	19%	$(1,736)	(20)%

	Nine Months Ended December 31,
	2013	% of Net Sales	2012	% of Net Sales	$ Change	% Change
Sales and marketing	$10,018	14%	$11,323	12%	$(1,305)	(12)%
General and administrative	8,903	13%	8,818	9%	85	1%
Research and development	3,240	5%	3,318	3%	(78)	(2)%
Acquisition related items	99	—%	1,044	1%	(945)	(91)%
Amortization	633	1%	698	1%	(65)	(9)%

	$22,893	33%	$25,201	26%	$(2,308)	(9)%

Sales and Marketing Expenses. Sales and marketing expenses consist primarily of payroll, commissions, participation at trade shows and travel costs for our worldwide sales and marketing staff, advertising expense and costs of operating our MadCatz.com and GameShark.com websites. The decrease in sales and marketing expense in both the three and nine months ended December 31, 2013, compared to the same prior year periods, was primarily due to decreases in variable cooperative advertising expense as a result of decreased sales and a concerted effort to reduce overall operating expenses. We expect sales and marketing expenses for the full year of fiscal 2014 to decrease, on an absolute dollar basis, from fiscal 2013 levels.

General and Administrative Expenses. General and administrative expenses include salaries and benefits for our executive and administrative personnel, facilities costs and professional services, such as legal and accounting. The decrease in general and administrative expenses in the three months ended December 31, 2013, compared to the three months ended December 31, 2012, was primarily related to a decrease in bonus expense and a concerted effort to reduce overall operating expenses. The slight increase in general and administrative expenses in the nine months ended December 31, 2013, compared to the nine months ended December 31, 2012, was due primarily to an increase in employee related costs and an increase in professional fees, partially offset by a decrease in bonus expense. We expect general and administrative expenses for the full year of fiscal 2014 to be relatively flat compared to fiscal 2013 levels.

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

Other (Expense) Income.

Other (expense) income consists primarily of interest expense on our outstanding debt, foreign currency exchange gains or losses associated with fluctuations in the value of the functional currencies of our foreign subsidiaries against the U.S. Dollar, change in fair value of the Warrants issued in connection with the Securities Purchase Agreement and other items that may be specific to a reporting period. Other expense was $187,000 and $1,093,000 for the three and nine months ended December 31, 2013, respectively, compared to other income of $82,000 and other expense of $285,000 for the three and nine months ended December 31, 2012, respectively. The change is primarily due to foreign currency exchange losses of $292,000 and $708,000 for the three and nine months ended December 31, 2013, respectively, compared to foreign currency exchange gains of $5,000 and $11,000 during the three and nine months ended December 31, 2012, respectively. Additionally, the change in the fair value of the warrant liability resulted in $324,000 of income and $10,000 of expense for the three and nine months ended December 31, 2013, respectively, compared to $273,000 and $343,000 of income for the three and nine months ended December 31, 2012, respectively. Interest expense, net, decreased to $223,000 and $476,000 for the three and nine months ended December 31, 2013, respectively, from $227,000 and $747,000, respectively, in the same periods last year due to a reduction in the average debt balance during the current year period.

Income Tax Expense

Income tax expense of $1,281,000 and $1,099,000 reflect effective tax rates of 179% and 26% for the three months ended December 31, 2013 and 2012, respectively. Income tax expense of $1,250,000 and $1,719,000 reflect effective tax rates of (21)% and 64% for the nine months ended December 31, 2013 and 2012, respectively. Our effective tax rate is a blended rate for the different jurisdictions in which we operate. The effective tax rate fluctuates depending on the taxable income in each jurisdiction and the statutory income tax rates in those jurisdictions, in which we do business, including our U.S. operating company, and our Canadian parent company for which we continue to provide a full valuation allowance against the deferred tax asset attributable to the net operating loss carry-forwards. We will continue to evaluate the realizability of our net deferred tax asset on an ongoing basis to identify whether any significant changes in circumstances or assumptions have occurred that could materially affect the realizability of deferred tax assets and expects to release the valuation allowance when it has sufficient positive evidence, including but not limited to cumulative earnings in successive recent periods, to overcome such negative evidence. The change in tax expense in both the three and nine months ended December 31, 2013, compared to the same periods in prior year, was primarily due to recognized tax benefits for operating loss carry-forwards generated in our Asian entities and additional tax expense due to the true-up of the tax effect of the elimination of intercompany profit in inventory.

Mad Catz does not record deferred income taxes on the approximate $41.2 million of undistributed earnings of its non-Canadian subsidiaries based upon the Company’s intention to permanently reinvest undistributed earnings. Mad Catz may be subject to income and withholding taxes if earnings of the non-Canadian subsidiaries were distributed. Considering the Mad Catz tax loss carry forward and related valuation allowance, the deferred tax liability on the Company’s undistributed earnings would be no more than $2.1 million at December 31, 2013.

LIQUIDITY AND CAPITAL RESOURCES

The table below provides a summary of cash (used in) provided by operating, investing and financing activities during the nine months ended December 31, 2013 and 2012 (in thousands):

	Nine Months Ended December 31,
	2013	2012	Change
Net cash (used in) provided by operating activities	$(3,401)	$2,626	$(6,027)
Net cash used in investing activities	(1,074)	(870)	(204)
Net cash provided by financing activities	5,105	298	4,807
Effect of foreign currency exchange rate changes on cash	137	3	134

Net increase in cash	$767	$2,057	$(1,290)

Our cash balance was $3.5 million and $2.8 million at December 31, 2013 and March 31, 2013, respectively. Our primary sources of liquidity include a revolving line of credit (as discussed below under Financing Activities), cash on hand and cash flows generated from operations.

Operating Activities

Our cash flows from operating activities have typically included the collection of customer receivables generated by the sale of our products, offset by payments to vendors for materials and manufacture of our products. Net cash used in operating activities for the nine months ended December 31, 2013 primarily reflects the net loss for the period before non-cash items (i.e. depreciation, amortization, provision for deferred income taxes, stock-based compensation, contingent consideration, and change in the fair value of warrant liability). These decreases in operating cash flow were offset partially by a decrease in inventory of $3.8 million as inventory sold through during the holiday season. Net cash provided by operating activities for the nine months ended December 31, 2012 primarily related to a $13.2 million increase in accounts receivable partially offset by a $4.4 million decrease in inventory and a $6.4 million increase in accounts payable. We are focused on effectively managing our overall liquidity position by continuously monitoring inventory levels and expenses, and managing our accounts receivable collection efforts.

Due to the seasonality of our business, we typically experience a large build-up in inventories beginning during our second fiscal quarter ending September 30, with corresponding increases in accounts payable and our bank loan balance. These increases are in anticipation of the holiday selling season, which occurs during our third fiscal quarter ending December 31. A large percentage of our annual sales are generated during our third fiscal quarter and, typically, our inventories decrease and accounts receivable increase as a result of the annual holiday selling. During our fourth fiscal quarter ending March 31, the sales cycle completes with decreases in accounts receivable, inventory, accounts payable and bank loan and net increase in cash. We forecast the expected demand for the holiday selling season months in advance to ensure adequate quantities of inventory. Our sales personnel forecast holiday sales based on information received from our major customers as to expected product purchases for the holiday season, and we also utilize mathematical modeling techniques to forecast demand based on recent point-of-sale activity. If demand does not meet expectations, the result will be excess inventories, and/or reduced sales and the overall effect could result in a reduction to cash flows from operating activities following payment of accounts payable.

Investing Activities

Net cash used in investing activities, which consisted primarily of capital expenditures to support our operations and were made up primarily of production molds, and to a lesser extent, computers and machinery and equipment, was $1.1 million and $0.9 million during the nine months ended December 31, 2013 and December 31, 2012, respectively.

Financing Activities

Net cash provided by financing activities, which is primarily the result of net borrowings under our line of credit described below, was $5.1 million and $0.3 million during the nine months ended December 31, 2013 and December 31, 2012, respectively.

We maintain a Credit Facility with Wells Fargo Capital Finance, LLC (“Wells Fargo”) to borrow up to $30 million under a revolving line of credit subject to the availability of eligible collateral (accounts receivable and inventories), which changes throughout the year. The Credit Facility expires on October 31, 2015. Under the line of credit, interest accrues on the daily outstanding balance at an interest rate that ranges from U.S. prime rate plus 0.50% to 2.00% or, at the Company’s option, LIBOR plus 2.50% to 3.50% with a LIBOR floor of 1.50%. At December 31, 2013, the interest rate was 5.25%. We are also required to pay a monthly service fee of $1,500 and an unused line fee equal to 0.25% of the unused portion of the loan. Borrowings under the Credit

Facility are secured by a first priority security interest in the inventories, equipment, and accounts receivable of certain subsidiaries and by a pledge of all of the capital stock of our subsidiaries and is guaranteed by the Company. From October 2013 through May 2014, we are required to maintain a monthly financial covenant based on a trailing three months’ Adjusted EBITDA, as defined. Starting in June 2014, we will be required to meet a quarterly financial covenant based on a trailing four quarters’ coverage of fixed charges, as defined, of no less than 1.0:1.0. As of December 31, 2013, we are in compliance with the covenants. For periods subsequent to December 31, 2013, we believe we will be able to meet the covenants. However, there can be no assurance that we will be able to meet the covenants subsequent to December 31, 2013 or that we would be able to obtain waivers from Wells Fargo to the extent we are not in compliance with the covenants.

In connection with the Company’s acquisition of Tritton, we were obligated to make certain payments to former Tritton shareholders of up to $8.7 million based on the achievement of certain specific performance measures. The Company paid $1,650,000, under this arrangement during the nine months ended December 31, 2013, of which $0.8 million is reflected in financing activities and $0.85 million is reflected in operating activities. The aggregate fair value of the remaining payments was $2.3 million as of December 31, 2013, and is reflected in the Company’s consolidated balance sheet.

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

As of December 31, 2013 and March 31, 2013, we did not have any relationships with unconsolidated entities or financial parties, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As such, we are not exposed to any financing, liquidity, market, or credit risk that could arise if we had engaged in such relationships.

EBITDA AND ADJUSTED EBITDA

EBITDA, a non-GAAP financial measure, represents net (loss) income before interest, taxes, and depreciation and amortization. Beginning in the second quarter of fiscal 2014, we revised our calculation of Adjusted EBITDA to exclude stock-based compensation, the gain/loss on the change in the fair value of the related warrant liability, goodwill impairment, if any, and acquisition related items. We believe that excluding these non-operating, non-cash items from EBITDA better reflects our underlying performance than the previously calculated EBITDA. Adjusted EBITDA is not intended to represent cash flows for the period, nor is it being presented as an alternative to operating or net income as an indicator of operating performance and should not be considered in isolation or as a substitute for measures of performance prepared in accordance with generally accepted accounting principles in the United States. As defined, Adjusted EBITDA is not necessarily comparable to other similarly titled captions of other companies due to potential inconsistencies in the method of calculation. We believe, however, that in addition to the performance measures found in our financial statements, Adjusted EBITDA is a useful financial performance measurement for assessing our Company’s operating performance. Our management uses Adjusted EBITDA as a measurement of operating performance in comparing our performance on a consistent basis over prior periods, as it removes from operating results the impact of our capital structure, including the interest expense resulting from our outstanding debt, and our asset base, including depreciation and amortization of our capital and intangible assets. In addition, Adjusted EBITDA is an important measure for our lender. We calculate Adjusted EBITDA as follows (in thousands):

	Three Months Ended December 31,		Nine Months Ended December 31,
	2013	2012	2013	2012
Net (loss) income	$(566)	$3,127	$(7,176)	$960
Interest expense, net	223	227	476	747
Income tax expense	1,281	1,099	1,250	1,719
Depreciation and amortization	618	749	2,043	2,404

EBITDA (loss)	$1,556	$5,202	$(3,407)	$5,830
Stock-based compensation	154	141	501	525
Change in fair value of warrant liability	(324)	(273)	10	(343)
Acquisition related items	(53)	320	99	1,044

Adjusted EBITDA (loss)	$1,333	$5,390	$(2,797)	$7,056

FORWARD-LOOKING STATEMENTS

Certain statements in this Quarterly Report on Form 10-Q are not historical fact and constitute “forward-looking statements” within the meaning of Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended and constitute “forward-looking information” as defined in applicable Canadian securities legislation (collectively “forward-looking statements”). These forward-looking statements may address, among other things, our strategy for growth, business development, market and competitive position, financial results, expected sales, expense levels in the future and the sufficiency of our existing assets and availability under our credit facility to fund future operations and capital spending needs. These statements relate to our expectations, hopes, beliefs, anticipations, commitments, intentions and strategies regarding the future, and may be identified by the use of words or phrases such as “believe,” “expect,” “anticipate,” “should,” “plan,” “estimate,” and “potential,” among others. Specifically this document contains forward-looking statements regarding, among other things, the continuance of seasonal fluctuations in the Company’s sales, inventories, receivables, payables and cash; the effect of currency exchange rate fluctuations; the sufficiency of funds available to meet operational needs, including contingent payments related to the Tritton acquisition; and our expectations for fiscal 2014 in respect of our gross margin and operating expenses.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

For the third quarter of fiscal 2014, our management with the participation of our Chief Executive Officer and our Chief Financial Officer evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of December 31, 2013. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Accordingly, our disclosure controls and procedures have been designed to provide reasonable assurance of achieving their objectives. Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that as of such date, our disclosure controls and procedures were effective at the reasonable assurance level in ensuring that information required to be disclosed by us in the reports that we file under the Exchange Act is recorded, processed, summarized and reported within the time period specified in the rules and forms of the Securities and Exchange Commission.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting during the quarter ended December 31, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. Our process for evaluating controls and procedures is continuous and encompasses constant improvement of the design and effectiveness of established controls and procedures and the remediation of any deficiencies which may be identified during the process.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

On January 14, 2013, the Company filed a complaint in San Diego Superior Court (Case No. 37-2013-00030075-CU-BT-CTL) against an unknown John Doe and 2-20 additional unknown Does that posted statements on on-line message boards that were disparaging, false and untrue about the Company, its products, services and employees, as well as contained non-public information about the Company, its products, its internal workings and its financial condition. The Company sought compensatory and punitive damages from the statements occurring on the message boards. Shortly after filing the complaint, the Company issued a subpoena to Yahoo! seeking the identities of the unknown Doe defendants. In June 2013, the court granted a motion brought by one of the unknown Doe defendants to quash the subpoena. While the Company strongly disagrees with the court’s decision, after having considered the matter fully, it has determined not to appeal that decision. Additionally, following the court’s decision on the motion to quash, one of the Doe defendants filed a motion for attorneys’ fees and costs, which the court denied on September 23, 2013. The deadline has expired for the anonymous Doe defendants to appeal the court’s decision, and we now consider this matter closed.

On July 6, 2012, the Company’s subsidiaries Mad Catz Inc., and Mad Catz Interactive Asia Limited filed a complaint styled Mad Catz, Inc. et. al. v. KnowledgeTech Corp., Case No. 37-2012-00100125-CU-BC-CTL, in the Superior Court of California, County of San Diego. The complaint alleged that KnowledgeTech Corp. breached its contract with the plaintiffs for failing to issue credits for returned product. Plaintiffs sought damage in the amount to be determined at trial. KnowledgeTech filed a cross-complaint against Mad Catz Interactive Asia Limited and Mad Catz, Inc., and a complaint against Mad Catz Interactive, Inc., Tritton Technologies, Inc., and Mad Catz Europe Limited seeking payment for goods produced without any set off for returned goods. The parties began mediation in July 2013, and, after extensive negotiations, the parties agreed to settle the matter on the condition that Mad Catz, Inc. pay KnowledgeTech Corp. the total amount of $275,000 in three equal installments, which have all been paid as of December 31, 2013.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

10.1	Amendment, dated November 6, 2013, to Fourth Amended and Restated Loan Agreement between Wells Fargo Capital Finance, LLC, Mad Catz, Inc and the Obligors party thereto. Portions of this exhibit (indicated by asterisks) have been omitted pursuant to a request for confidential treatment pursuant to Rule 24b-2 under the Securities Exchange Act of 1934.

31.1	Certification of Registrant’s Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Registrant’s Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Registrant’s Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002. This certification is being furnished solely to accompany this Quarterly Report on Form 10-Q and is not being filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and is not to be incorporated by reference into any filing of the Company.

32.2	Certification of Registrant’s Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002. This certification is being furnished solely to accompany this Quarterly Report on Form 10-Q and is not being filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and is not to be incorporated by reference into any filing of the Company.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MAD CATZ INTERACTIVE, INC.

February 6, 2014	/s/ Darren Richardson
Darren Richardson
President and Chief Executive Officer

February 6, 2014	/s/ Karen McGinnis
Karen McGinnis
Chief Financial Officer