Form 10-K
period 2014-03-31
MAD CATZ INTERACTIVE INC
filed 2014-06-05
CIK 1088162

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2014

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from             to             .

Commission file number 001-14944

MAD CATZ INTERACTIVE, INC.

(Exact name of Registrant as specified in its charter)

Canada	Not Applicable
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

7480 Mission Valley Road, Suite 101 San Diego, California	92108 (Zip Code)
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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Act).    Yes  ☐        No  ☑

The aggregate market value of the voting and non-voting common stock held by non-affiliates based on the closing sale price of common stock as reported on the American Stock Exchange on September 30, 2013, the last business day of the second fiscal quarter, was $49,227,260.

There were 64,098,173 shares of the registrant’s common stock issued and outstanding as of May 31, 2014.

DOCUMENTS INCORPORATED BY REFERENCE

Part II and Part III incorporates information by reference from the registrant’s definitive proxy statement to be filed with the Securities and Exchange Commission in connection with the solicitation of proxies for the Registrant’s 2014 Annual Meeting of Shareholders.

MAD CATZ INTERACTIVE, INC.

ANNUAL REPORT ON FORM 10-K

FOR THE FISCAL YEAR ENDED MARCH 31, 2014

FORWARD LOOKING STATEMENTS

This Annual Report on Form 10-K and the documents incorporated by reference herein, contain forward-looking statements and forward looking information as defined in applicable securities legislation (collectively “forward looking statements”), which are prospective and reflect management’s expectations regarding our business, operations, financial performance and business prospects and opportunities. Forward-looking statements are often, but not always, identified by the use of words such as “seek”, “anticipate,” “plan,” “estimate,” “expect” “believe” and “intend” and statements that an event or result “may,” “will,” “should,” “could” or “might” occur or be achieved and other similar expressions together with the negative of such expressions. These forward-looking statements reflect management’s current beliefs and expectations and are based on information currently available to management, as well as its analysis made in light of its experience, perception of trends, current conditions, expected developments and other factors and assumptions believed to be reasonable and relevant in the circumstances. These assumptions include, but are not limited to, continuing demand by consumers for video game systems and accessories, the continuance of normal trade relations between China and the United States, the ability to maintain or extend our existing licenses, the ability to continue producing and selling our products in accordance with various intellectual property that might apply to said products, the continued financial viability of our largest customers, the continuance of timely and adequate supply from third party manufacturers and suppliers, no significant fluctuations in the value of the U.S. dollar relative to other currencies and the continued satisfaction of our obligations under our existing credit facility and any future credit facility we may obtain. Specifically, this document contains forward looking statements regarding, among other things, our focus and strategy for fiscal 2015, the expected life cycles of video game console systems and accessories, anticipated price reductions to console systems and the impact on the market for our products, the increased diversification of our product line and the possible expansion of our product offerings, the impact that new and updated video game platforms may have on our research and development expenditures, on price competition and profitability, the expectation of additional competition if new companies enter the market, the ability to meet the covenants under our existing credit facility, the increased difficulty in forecasting demand for specific products as we introduce and support additional products and enter additional markets, the possible use of financial hedging techniques, the belief that sufficient funds will be available to satisfy our operating needs for the next twelve months, the impact of new laws and regulations on costs and revenues, the continuing volatility of our stock price, the reliance on various intellectual property rights to establish and protect proprietary rights, the continuance of significant seasonal fluctuations in our quarterly results of operations, our expectations regarding sales and gross margins and the maintenance or changes in certain expenses, the ability to realize deferred tax assets, the adequacy of our leased facilities, the adequacy of the allowances for doubtful accounts, our operating expenses and capital expenditures, and the release of the valuation allowance against our deferred tax assets. Forward-looking statements are subject to significant risks, uncertainties, assumptions and other factors, any of which could cause actual results, performance or achievements to differ materially from the results discussed or implied in the forward-looking statements. More detailed information about these risks, uncertainties, assumptions and other factors is provided under Item 1A “Risk Factors”. Investors should not place undue reliance on such forward-looking statements. Forward-looking statements are not guarantees of future performance or outcomes and actual results could differ materially from those expressed or implied by the forward-looking statements. We assume no obligation to update or alter such forward-looking statements whether as a result of new information, future events or otherwise except as required by law.

TRADEMARKS

Some, but not all of the trademarks that we use include: Mad Catz, the Mad Catz logo, Saitek, Tritton, the Tritton logo, M.O.J.O and GameSmart.

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

Mad Catz Interactive, Inc. was incorporated under the Canada Business Corporations Act on August 25, 1993.

In August 1999, we completed the acquisition of Mad Catz, Inc. (“MCI”), a corporation incorporated under the laws of Delaware that designs, markets, sells and distributes video game accessories. MCI and its predecessor company have been involved in the video game industry since approximately 1991.

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

MCI sells our products in the United States, and its offices serve as our main operational headquarters. MCI also provides corporate services for all our subsidiaries. 1328158 Ontario Inc. (“MCC”) sells our products in Canada under the name Mad Catz Canada. Mad Catz Europe, Limited sells our products primarily in Europe, Mad Catz GmBH sells our products in Germany, Saitek S.A. sells our products in France, and Mad Catz Co., Ltd sells our products in Japan. Mad Catz Interactive Asia Limited (“MCIA”) is engaged in the engineering, design, contract manufacture and regional sale of our products. Mad Catz Technological Development (Shenzhen) Co., Ltd. is engaged in the engineering, design, quality assurance and quality control of our products. Winkler Atlantic Holdings Limited is the holding company for several of our operating subsidiaries that we acquired when we purchased Saitek. FX Unlimited Inc., Xencet USA, Inc., and Singapore Holdings Inc. are inactive companies that hold intellectual property related to our business or that are in the process of being dissolved.

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

Overview

Mad Catz designs, manufactures (primarily through third parties in Asia), markets and distributes innovative interactive entertainment products marketed under our Mad Catz (gaming), Tritton (audio), and Saitek (simulation) brands. Our products, which primarily include headsets, mice, keyboards, controllers, specialty controllers, and other accessories, cater to passionate gamers across multiple platforms including in-home gaming consoles, handheld gaming consoles, Windows PC and Mac computers, smart phones, tablets and other mobile devices. We distribute our products through our online store as well as through many leading retailers around the globe. We are operationally headquartered in San Diego, California, and maintain offices in Europe and Asia.

Industry Overview and Products

The typical successful life cycle of accessories designed for video game consoles is similar to the life cycle of the relevant console, which generally ranges from seven to ten years. Unlike products developed for video game consoles, the majority of our products for PC and Mac computers and smart devices are developed to work on the underlying operating system. Upgrades to the operating system have not historically had a negative effect on the compatibility of our accessories; therefore, we expect the product lifecycle of products developed for use with PC and Mac computers and smart devices to be longer and less cyclical than products developed for video game consoles. Factors such as competition for access to retail shelf space, changing technology, consumer preferences and seasonality could result in shortening the life cycle for some of our products and increasing the importance of our ability to release new products on a timely basis. We must frequently introduce new products and revisions to existing products in order to generate new revenues and/or to replace declining revenues from older products. The complexity of new technologies has resulted in longer development cycles and the need to carefully monitor and manage the product development process.

In fiscal 2014, approximately 44% of our gross sales were derived from products designed for use with PC and Mac computers, including input devices, comprised primarily of mice and keyboards; specialty controllers, comprised of flight sticks, yokes, joysticks, and steering wheels and audio products, comprised primarily of headsets.

In fiscal 2014, approximately 13% of our gross sales were derived from products designed solely for use with Microsoft’s video game platforms. Microsoft’s Xbox One console, successor to the Xbox 360, was released across North America, several European markets, Australia, and New Zealand in November 2013 and is scheduled for release in Japan and remaining European markets later in 2014. Microsoft’s Xbox 360 console launched in North America, Europe and Japan in 2005. We have license agreements with Microsoft to produce certain accessories and also offer various unlicensed accessories for use with Microsoft products.

In fiscal 2014, approximately 9% of our gross sales were derived from products designed solely for use with Sony’s video game platforms. Sony launched the PlayStation 4 game console, the successor to the PlayStation 3, in November 2013 in North America, Europe and Australia. Sony launched the PlayStation 3 console in North America and Japan in 2006 and in Europe in 2007. During the past nine years, Sony has also launched various handheld video game systems, including the Sony PSP, PSP Go! and PS Vita. We have license agreements with Sony to produce certain accessories and also offer various unlicensed accessories for use with Sony products.

Video game console prices typically are reduced as the products mature in the market-place and as the launch of new consoles is anticipated. Lower console prices usually result in higher sales of the consoles and higher sales of accessories designed to use with such consoles. None of Microsoft’s Xbox One, Sony’s PlayStation 4 or Nintendo’s Wii-U have received price reductions since their initial launch, although Microsoft has since released a lower-priced version of the Xbox One without the Kinect motion sensor. Management believes that there may be price reductions in fiscal 2015 on one or more of the current console videogame systems, but no assurances can be given any such price reductions will take place.

In fiscal 2014, approximately 2% of our gross sales were derived from products designed for use with smart devices, including smart phones, tablets and other mobile devices. We have been working the past two years to develop our GameSmart branded line of products that are specifically designed to cater to this market and include: gaming controllers; input devices, comprised primarily of mice and keyboards; audio products, comprised primarily of headsets; and our M.O.J.O micro console. Historically, the smart device market has been limited to touch screen gaming due to limitations in the operating systems used in smart devices. Smart devices manufactured by Apple operate on the iOS operating system. Other smart devices operate primarily on Google’s Android operating system. During 2013, Apple released the iOS7 operating system and Google released the android 4.4 operating system known as “KitKat”, both of which provide controller support for gaming on the smart device. This means that video games developed for smart devices running these operating systems will allow users to use external controllers in addition to the device’s touchscreen when playing video games, thus providing an enhanced gaming experience. We believe controller-enabled games for smart devices will grow substantially in future years.

In fiscal 2014, approximately 29% of our fiscal 2014 gross sales were derived from products that can be used across multiple platforms, such as certain models of our audio headsets and mice.

Mad Catz Strategy

During fiscal 2014, the Company’s key initiatives included: expanding our audio product business; expanding our global sales reach, with particular focus on the Asia-Pacific (“APAC”) region; continuing to pursue video game publishing and distribution opportunities, with a particular emphasis on hardware-video game bundles; continuing to license rights to offer accessories aligned with leading video game titles; expanding our outreach to targeted gaming community niches; and expanding our direct sales business through our online sites and tradeshows. In fiscal 2015, our goal is to return to growth and profitability by focusing on the following strategic and operational objectives:

•	designing innovative products for passionate gamers and executing strong global market launches of those products;

•	growing the market for accessories designed for smart devices;

•	expanding our global sales reach, with particular focus on the APAC region;

•	continuing our discipline in working capital management and product placement profitability;

•	expanding our flight simulation business; and

•

identifying strategic opportunities for the expansion of products in adjacent and compatible categories, including transactions with companies for which products Mad Catz can leverage its global distribution capabilities.

Intellectual Property Needed to Produce our Products

The technology used in the newer generation of consoles such as the PlayStation 4, Xbox One and Wii U, as well as the Xbox 360 console, require that we obtain a license to ensure that the majority of our products are compatible with the consoles. In contrast, we are generally not required to obtain licenses to produce or market products designed to operate with PC and Mac computers or smart devices.

Because first parties such as Sony, Microsoft and Nintendo have created “closed video game systems”, and therefore companies need a license in order to product compatible products for said consoles, it is a distinct competitive disadvantage if we cannot obtain such licenses. While the Company currently believes that it has the necessary licenses, or that it can obtain the necessary licenses, in order to produce compatible products with said consoles, there is no guarantee that our licenses will be renewed or granted in the first instance. Moreover, if these first parties enter into license agreements with companies other than us for their “closed systems,” we would be placed at a substantial competitive disadvantage.

From time to time, we acquire intellectual property licenses to augment the commercial appeal of certain of our products. We must obtain a license before exploiting such intellectual property.

Product Development and Support

We develop products using a team of design, production and technical professionals, in coordination with our marketing and finance departments. This team also has responsibility for the development and production process including the supervision and coordination of internal and external resources. Our hardware products are typically conceived and designed by our internal teams in San Diego, California, Magor, Wales, Shenzhen, China and Hong Kong, China. Typically, we own the industrial design and other intellectual property associated with our products, which in most cases includes the tools, dies and molds used for production. From time to time, we also may acquire the rights to produce and distribute products that are, or will be, independently created by third parties in which we share the intellectual property rights or those rights are retained by the third party.

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

Distribution

Our products are sold to many of the world’s largest retailers of interactive entertainment products primarily on a direct basis without the use of intermediaries or distributors. We also appoint distributors in certain territories to service retail accounts not dealt with on a direct basis. We maintain a direct sales force in the United States, Europe, China and Japan. Direct shipping programs with certain customers, whereby the customer receives and takes title of the products directly in Hong Kong, are managed by our Asian operations. We operate a distribution center in Redlands, California, which services our North American customers, and utilize outsourced distribution centers and related logistics solutions for the European and Asian markets, one in the United Kingdom, one in Germany, one in Japan and one in Hong Kong. All freight is handled by outsourced transportation companies. We operate information systems, including electronic data interchange (EDI) and integrated warehouse management systems, to remain compliant with the requirements of our mass market retailers.

Principal Markets

The Company operates as one business segment, in the design, manufacture (through third parties in Asia), sales, marketing and distribution of interactive entertainment products marketed under our Mad Catz (gaming), Tritton (audio), and Saitek (simulation) brands. In fiscal 2014, approximately 32% of our gross sales were generated by customers with retail stores located in the Americas, 59% in Europe, Middle East and Africa (“EMEA”), and 9% in APAC. In fiscal 2013, approximately 42% of our gross sales were generated by customers with retail stores located in the Americas, 50% in EMEA, and 8% in APAC. In fiscal 2012, approximately 49% of our gross sales were generated by customers with retail stores located in the Americas, 46% in EMEA, and 5% in APAC.

Customers

Our products are sold by many of the largest video game and consumer accessories retailers in the world including Amazon.com, GameStop, and Best Buy in the Americas and Amazon.com, GameStop MicroMania, Media-Saturn, and Argos in EMEA.

In each of fiscal 2014, 2013 and 2012, one of our customers, GameStop, individually accounted for approximately 11%, 17% and 20% of our gross sales in fiscal 2014, 2013 and 2012, respectively, taking into account all of its U.S. and non-U.S. entities. In fiscal 2014, one other customer, Amazon.com, individually accounted for approximately 13% of our gross sales, taking into account all of its U.S. and non-U.S. entities. In fiscal 2012, one other customer, Best Buy, individually accounted for approximately 11% of our gross sales, taking into account all of its U.S. and non-U.S. entities. No other customer individually accounted for at least 10% of our gross sales in fiscal 2014, 2013 and 2012.

Competitive Environment

The primary markets in which we sell our products are the Americas, EMEA, and to a lesser extent, APAC. These markets are highly competitive, and we expect that we may face increased competition if additional companies enter these markets. Historically, price has been a significant competitive factor for interactive video game and PC accessories. We believe that the other principal competitive factors that historically have affected retailer and consumer choice include value, product features, ease of use and installation, realism in simulation, name brand recognition, product styling and whether the product is licensed. Additional competitive factors from the perspective of the major retailers include margins, service, support, merchandising and promotional support, reliable and timely delivery, track record and electronic data interchange capability. We seek to differentiate our products through superior product design, packaging, innovation, licensing and branding.

Our principal competitors for video game and PC accessories include first-party manufacturers Microsoft Corporation, Sony Corporation, and Nintendo Co., Ltd. and third-party manufacturers including: Accessories 4 Technology, Astro Gaming, BDA, Big Ben, Genius, Hama GmbH & Co KG, Jöllenbeck GmbH, Inc., Logitech, NYKO, PDP, Power A, Razer, Roccat, SteelSeries, Thrustmaster, Trust International, and Turtle Beach.

We believe that our products are targeted to a broad demographic group and that the major factors that will provide us with continued viability and competitive edge are innovative products, quality, service, licenses, brands and retail relationships.

Employees

At March 31, 2014, we had 227 full-time employees in the following locations:

Location
United States	71
Canada	1
United Kingdom	35
Germany	21
France	5
Hong Kong	34
Spain	2
Sweden	1
Japan	3
China	54

Total	227

Temporary employees, usually ranging between 10 and 20 hourly employees, are used in our distribution center in California, especially during the peak shipping months of October through December. Our ability to attract and retain qualified personnel is essential to our continued success. None of our employees are covered by a collective bargaining agreement, except in locations where all employees are generally part of a collective bargaining agreement, such as in France. As required in certain foreign countries, national collective agreements may apply to certain of our employees. We have never experienced any work stoppage and we believe that our employee relations are good.

Executive Officers of the Registrant

Our executive officers and their ages as of June 4, 2014 are as follows:

Name	Position	Age
Darren Richardson	President, Chief Executive Officer and Director	53
Karen McGinnis	Chief Financial Officer	47
Brian Andersen	Chief Operating Officer	38
Whitney Peterson	Senior Vice President - Business Affairs, General Counsel and Secretary	49
Andrew Young	Vice President, Product Development	47

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

Karen McGinnis has been our Chief Financial Officer since June 2013. Prior to joining the Company, she served as Vice President, Corporate Controller, and Chief Accounting Officer of Cymer, Inc., a global developer, manufacturer and marketer of light sources for the manufacturers of photolithography tools in the semiconductor equipment industry, from November 2009 through May 2013. Ms. McGinnis was employed by Insight Enterprises, Inc., a Fortune 500 global provider of information technology hardware, software and services, as Chief Accounting Officer from September 2006 until March 2009 and as senior vice president of finance from 2001 through September 2006. Ms. McGinnis is a Certified Public Accountant and received her bachelor’s degree in accounting from the University of Oklahoma.

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

Whitney Peterson has been our General Counsel and Corporate Secretary since April 2008 and Senior Vice President, Business Affairs since March 2013 and has held senior management positions within the Company since July 1998. Prior to joining us, Mr. Peterson worked at the international law firm of Latham & Watkins. Mr. Peterson received his law degree from the J. Rueben Clark School of Law at Brigham Young University, where he graduated Magna Cum Laude. Mr. Peterson also served as an Articles Editor on the BYU Law Review in which he was published. Following law school, Mr. Peterson clerked for the Honorable Bruce S. Jenkins, Chief Judge of the Federal District Court in Utah.

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

The vast majority of our sales are generated from a small number of large customers. In each of fiscal 2014, 2013 and 2012, one of our customers, GameStop, individually accounted for approximately 11%, 17% and 20% of our gross sales in fiscal 2014, 2013 and 2012, respectively, taking into account all of its U.S. and non-U.S. entities. In fiscal 2014, one other customer, Amazon.com, individually accounted for approximately 13% of our gross sales, taking into account all of its U.S. and non-U.S. entities. In fiscal 2012, one other customer, Best Buy, individually accounted for approximately 11% of our gross sales, taking into account all of its U.S. and non-U.S. entities. Our top ten customers accounted for approximately 57%, 59%, and 62% of gross sales in fiscal 2014, 2013 and 2012, respectively.

We do not have long-term agreements with these or other significant customers and our agreements with these customers do not require them to purchase any specific number or amount of our products. As a result, agreements with respect to pricing, returns, cooperative advertising or special promotions, among other things, are subject to periodic negotiation with each customer. No assurance can be given that these or other customers will continue to do business with us or that they will maintain their historical levels of business. The loss of or a material reduction in sales to any of our significant customers could have a material adverse effect on our business, results of operations, financial condition and liquidity. In addition, the uncertainty of product orders can make it difficult to forecast our sales and allocate our resources in a manner consistent with actual sales, and our expense levels are based in part on our expectations of future sales. If our expectations regarding future sales are inaccurate, we may be unable to reduce costs in a timely manner to adjust for sales shortfalls.

Our operating results are exposed to changes in exchange rates.

We have net monetary asset and liability balances in currencies other than the U.S. dollar, including the Pound Sterling, the Euro, the Canadian dollar, the Hong Kong dollar, the Japanese yen, and the Chinese Yuan Renminbi (“CNY”). International sales primarily are generated by our subsidiaries in the United Kingdom, Germany and Canada, and are denominated typically in their local currency. The expenses incurred by these subsidiaries are also denominated in the local currency. As a result, our operating results are exposed to changes in exchange rates between the U.S. dollar and any of these currencies, and we do not currently hedge our foreign exchange risk. We will continue to monitor our exposure to currency fluctuations, and, where appropriate, may use financial hedging techniques in the future to minimize the effect of these fluctuations, which may be significant from time to time.

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

Some of our products have been only recently introduced and although they may experience strong initial market acceptance, no assurance can be given that any initial acceptance will result in future sales. As a general matter, we expect that sales of these products will decline over the product’s life cycle. We cannot predict the length of the life cycle for any particular product. In order to control costs, and take advantage of the limited shelf space provided to us, we periodically discontinue some of our product offerings. Our long-term operating results will therefore depend largely upon our continued ability to conceive, develop and introduce new appealing products at competitive prices.

We depend upon third parties to develop products and video games.

Our business is dependent upon the continued development of new and enhanced video game platforms by first-party manufacturers and video games by publishers. Our business could suffer if any of these parties fail to develop new or enhanced video game platforms or popular game and entertainment titles for current or future generation platforms. If a platform is withdrawn from the market or fails to sell, we may be forced to liquidate our inventories or accept returns resulting in significant losses.

Historically, the video game industry has been cyclical with many consumers delaying the purchase of new video game systems for one to two years following the launch of a new system. This transition period creates a challenging sales environment for the video game industry and for our products designed for use with video game platforms. The general decline in the video game industry that typically occurs during these transition periods may adversely impact our business, results of operations, financial condition and liquidity, and if the decline is longer or deeper than expected, the impact on our business will be more severe.

New game platforms and development for multiple consoles create additional technical and business model uncertainties that could impact our business.

A significant portion of our revenues are derived from the sale of video game accessories for use with proprietary video game platforms, such as the Microsoft Xbox One; the Sony PlayStation 4 and the Nintendo Wii U. The success of our products is significantly affected by commercial acceptance of such video game platforms and the life cycle of older platforms. In addition, we anticipate that the research and development expenses incurred to develop compatible accessories for new and updated video game platforms may impact our profitability.

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

A significant proportion of our revenues are derived from products that are reverse engineered. First-party manufacturers continually update their game platforms to enhance features and to correct problems in the operating systems and reduce costs. These manufacturers also expend significant resources to create new game platforms. During the development of such product updates and new game platforms, manufacturers may implement changes to the design of the game platforms that render our products inoperable and/or less desirable for playing certain games. If our products become inoperable on one or more game platform, or if platform system enhancements make our products less desirable, our sales may be significantly reduced. Moreover, we may have excess inventories of products that do not operate properly with new game platforms, which would limit our growth and harm our business, results of operations, financial condition and liquidity.

We are subject to various environmental laws and regulations that could impose substantial costs upon us and may adversely affect our business, operating results and financial condition.

Our operations and some of our products are regulated under various federal, state, local and international environmental laws. In addition, regulatory bodies in many of the jurisdictions in which we operate propose, enact and amend environmental laws and regulations on a regular basis. The laws and regulations applying to our business include those governing the discharge of pollutants into the air and water, the management, disposal and labeling of, and exposure to, hazardous substances and wastes and the cleanup of contaminated sites. We incur additional costs to comply with such regulations and may incur fines and civil or criminal sanctions, third-party property damage or personal injury claims, or could be required to incur substantial investigation or remediation costs, if we were to violate or become liable under environmental laws. Liability under environmental laws can be joint and several and without regard to comparative fault. The ultimate costs under environmental laws and the timing of these costs are difficult to predict. Although we cannot predict the ultimate impact of any new laws and regulations, they will likely result in additional costs or decreased revenue, and could require that we redesign or change how we manufacture our products, any of which could have a material adverse effect on our business. To the extent that our competitors choose not to abide by these environmental laws and regulations, we will be at a cost disadvantage, thereby hindering our ability to effectively compete in the marketplace.

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

We are parties to a license agreement with Microsoft Corporation (“Xbox Agreement”) under which we have the right to manufacture (through third party manufacturers), market and sell certain peripheral products for the Xbox 360 and Xbox One video game consoles. The products produced pursuant to the Xbox Agreement are license-dependent products. On March 31, 2014, the term of the Xbox Agreement was automatically extended for an additional one year and will automatically renew for successive one-year terms unless either party provides written notice of its intention to terminate the license at least 90 days prior to the end of the then-current term. Should the Xbox Agreement expire, be terminated for cause, or fail to be renewed, our product offerings may be limited thereby significantly reducing our revenues.

The collectability of our receivables depends on the continued viability and financial stability of our retailers and distributors.

Due to the concentration of our sales to large high-volume customers, we maintain significant accounts receivable balances with these customers. As of March 31, 2014 and March 31, 2013, our 10 largest accounts receivable balances accounted for approximately 61% and 67%, respectively, of total accounts receivable in each period. We generally do not require any collateral from our customers to secure payment of these accounts receivable. However, we do seek to control credit risk through ongoing credit evaluations of our customers’ financial condition and by purchasing credit insurance on European retail accounts receivable balances. If any of our major customers were to default in the payment of their obligations to us, our business, financial condition, operating results and cash flows could be adversely affected.

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

The majority of our products are manufactured in China and exported from Hong Kong and China to the United States and worldwide. As a result of opposition to policies of the Chinese government and China’s growing trade surpluses with the United States, there has been, and in the future may be, opposition to the extension of NTR status for China. The loss of NTR status for China, changes in current tariff structures, or adoption in the United States of other trade policies adverse to China could increase our manufacturing expenses and make it more difficult for us to manufacture our products in China, if at all. This could also apply to our business in Europe as well.

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

We have offices and sales throughout the world. Our registered office is in Canada. Our operational headquarters is in San Diego, California. We also have offices in the United Kingdom, France, Germany, Spain,

Japan, China and Hong Kong. Approximately 68% of our gross sales in fiscal year 2014 were generated by customers whose retail locations are outside of North America, and a substantial majority of our products are manufactured by third parties in Hong Kong and China. The geographical distances between our operations create a number of logistical and communications challenges. These challenges include managing operations across multiple time zones, directing the manufacture and delivery of products across long distances, coordinating procurement of components and raw materials and their delivery to multiple locations, and coordinating the activities and decisions of the management team, which is based in a number of different countries.

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

In recent years, it has been more common for companies inside and outside (so called non-practicing entities) our industry to use patents to aggressively challenge the rights of other companies to prevent the marketing of new products. Companies that obtain patents for products or processes that are necessary for or useful to the development of our products may bring legal actions against us claiming infringement and at any given time, we may be involved as both a plaintiff and/or a defendant in a number of patent infringement and other intellectual property-related actions. Defending intellectual property litigation is expensive and complex and outcomes are difficult to predict. Any pending or future patent litigation may result in significant royalty or other payments or injunctions that can prevent the sale of products and may cause a significant diversion of the efforts of our technical and management personnel. While we intend to defend any such lawsuits vigorously, we cannot be certain that we will be successful. In the event that our right to market any of our products is successfully challenged or if we fail to obtain a required license or are unable to design around a patent, our financial condition and results of operations could be materially adversely affected.

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

In addition to cash flow generated from sales of our products, we finance our operations with a Credit Facility (the “Credit Facility”) provided by Wells Fargo Capital Finance, LLC (“Wells Fargo”), an unrelated party. The Credit Facility expires on October 31, 2015. If we are unable to comply with the restrictive and financial covenants contained in the Credit Facility, Wells Fargo may declare the outstanding borrowings under the facility immediately due and payable. In such an event, our liquidity will be materially adversely affected, which could in turn have a material adverse impact on our future financial position and results of operations. We would be required to obtain additional financing from other sources. We cannot predict whether or on what terms additional financing might be available. If we are required to seek additional financing and are unable to obtain it, we may have to change our business and capital expenditure plans, which would have a materially adverse effect on our future results of operations. In addition, the debt under our Credit Facility could make it more difficult to obtain other debt financing in the future, which could put us at a competitive disadvantage to competitors with less debt.

The Credit Facility contains financial and other covenants that we are obligated to maintain. If we violate any of these covenants, we will be in default under the Credit Facility. If a default occurs and is not timely cured or waived by Wells Fargo, Wells Fargo could seek remedies against us, including: (1) penalty rates of interest, (2) immediate repayment of the debt or (3) foreclosure on assets securing the Credit Facility. No assurance can be given that we will maintain compliance with these covenants in the future. The Credit Facility is asset based and can only be drawn down in an amount to which eligible collateral exists in North America and the United Kingdom, and can be negatively impacted by extended collection of accounts receivable, unexpectedly high product returns and slow moving inventory, among other factors. The Company is required to meet a monthly financial covenant, as defined. At March 31, 2014, we were in compliance with this covenant.

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

Our accounts receivable represented 21%, 26%, and 20% of our total assets as of March 31, 2014, 2013 and 2012, respectively. As a result of the substantial amount and concentration of our accounts receivable, if any of our major customers fails to timely pay us amounts owed, we could suffer a significant decline in cash flow and liquidity which could negatively affect our ability to make payments under our Credit Facility and which, in turn, could adversely affect our ability to borrow funds, to purchase inventory, to sustain or expand our current sales volume. Accordingly, if any of our major customers fails to timely pay us amounts owed, our sales and profitability may decline.

Increases in interest rates may increase our interest expense and adversely affect our profitability and cash flow and our ability to service indebtedness.

We depend, in a significant part, on borrowings under the Credit Facility to finance our operations. Under the Credit Facility, interest accrues on the daily outstanding balance at an interest rate that ranges from U.S. prime rate plus 0.50% to U.S. prime rate 2.0%, depending upon our fixed charge coverage ratio. The variable rate debt outstanding under the Credit Facility had a weighted average annual interest rate of approximately 4.5% for the year ended March 31, 2014. Increases in the interest rate under the Credit Facility will increase our interest expense, which could harm our profitability and cash flow.

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

Difficult economic, political and market conditions may adversely affect our revenue growth and operating results.

Our revenue and profitability are affected by global business and economic conditions, particularly in the United States and Europe. Downturns in the global economy could have a significant impact on demand for our products. In an uncertain economic environment, there is a greater likelihood that more of our customers could become delinquent on their obligations to us or go bankrupt, which, in turn, could result in a higher level of charge-offs and provision for credit losses, all of which would adversely affect our earnings. Uncertainty created by the long-term effects of volatile oil prices, terrorist activities, potential pandemics, natural disasters and related uncertainties and risks and other geopolitical issues may impact the purchasing decisions of current or potential customers. Because of these factors, we believe the level of demand for our products and services, and projections of future revenue and operating results, will continue to be difficult to predict.

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

The industry in which we compete is highly competitive. As a result, we look for opportunities to grow our business, including through the expansion of our product offerings. We plan to continue the diversification of our product line. Our new product offerings, including our complete lines of products for each of the new video game systems, have required and will continue to require significant resources and management’s close attention.

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

Item 1B.    Unresolved Staff Comments

Not applicable.

Item 2.    Properties

Our principal executive offices are located in San Diego, California. We believe that our facilities, all of which are leased facilities, will be suitable and adequate for our present purposes. We also believe we will be able to extend our existing leases on terms satisfactory to us or, if necessary, to locate substitute facilities on acceptable terms.

Information about our sales, distribution and administrative facilities in use as of March 31, 2014 is summarized in the following table:

Geography	Location	Primary Activities	Lease Expiration

Americas	San Diego, California, USA	Executive Offices, Sales and Administration	September 30, 2014

	Redlands, California, USA	Distribution and Customer Support	June 30, 2015

EMEA	Milton Keynes, Buckinghamshire, United Kingdom	Sales and Administration	September 29, 2014

	Magor, United Kingdom	Product Development	July 1, 2016

	Munchen, Germany	Sales and Administration	March 31, 2017

	Issy Les Moulineaux, France	Sales	March 31, 2015

APAC	Hong Kong S.A.R.	Sales and Administration	November 30, 2016

	Shenzhen, China	Sales, Product Development and Administration	September 22, 2017

	Beijing, China	Sales	March 31, 2015

	Tokyo, Japan	Sales	Month-to-Month

In addition to the above facilities, we outsource distribution and related logistics solutions in the United Kingdom, Germany, Japan and Hong Kong.

Item 3.    Legal Proceedings

On October 3, 2013, the Company filed a complaint for patent infringement styled Mad Catz Interactive, Inc. v. Razer USA, Ltd., Case No. 13-cv-02371-GPC-JLB, in the United States District Court for the Southern District of California against Razer USA, Ltd. (“Razer”). The complaint alleges that the Company holds an exclusive license, within the United States, to make, use, sell, offer for sale, import, gift or otherwise dispose of the any product falling within the scope of one or more claims of U.S. Patent No. 6,157,370 (the “‘370 Patent”), including all right, power and interest to enforce the ‘370 Patent against any and all third parties, as well as exclusive standing to bring suit against any third party infringing the ‘370 Patent. The complaint further alleges that Razer has infringed and continues to infringe the ‘370 Patent by making, using, offering for sale, selling, and/or importing in the United States certain products covered by one of more claims of the ‘370 Patent, including Razer’s “Ouroboros” computer mouse. On January 10, 2014, Razer filed a counterclaim against the Company for alleged infringement of U.S. Patent No. 8,605,063 (the “‘063 Patent”). Razer further contends that the ‘370 Patent is invalid and unenforceable, and denies infringement. Mad Catz also contends that the ‘063 Patent is invalid and unenforceable, and denies infringement. No trial date has been set in the matter. The Claim Construction Hearing for the ‘370 Patent and the ‘063 Patent is scheduled for August 22, 2014. The parties are currently conducting discovery. The Company believes that the allegations lack merit and intends to vigorously defend all claims asserted. We have not recorded any accrual for a contingent liability associated with this legal proceeding based on our belief that a liability is not probable and any range of potential future charge cannot be reasonably estimated at this time.

On March 6, 2014, AI Automation, LLC filed a complaint against the Company (and third parties Harmonix Music Systems, Inc. and Gamestop Corp.) for patent infringement in the United States District Court for the Eastern District of Texas. The complaint is styled AI Automation, LLC v. Harmonix Music Systems, Inc., et al, Civil Action No. 6:14-CV-156 and it alleges that the defendants have infringed and continue to infringe U.S. Patent No. 6,388,181 (the “‘181 Patent”) by making, using, offering for sale, selling, and/or importing in the United States various video games software and accessories, including, but not limited to, Rock Band 3 software and Rock Band 3 instruments specially designed for use with the Rock Band 3 software covered by one of more claims of the ‘181 Patent. The complaint was formally served on the Company on April 14, 2014. No trial date has been set and no discovery has commenced. Mad Catz is entitled to defense and indemnity arising out of the claims of the ‘181 patent by reason of its agreement with Harmonix Music Systems relating to the sale and marketing of the Rock Band 3 software and manufacture and sale of certain peripherals for Rock Band 3.

On March 11, 2014, the Better Mouse Company, LLC filed a complaint against the Company and its subsidiary, Mad Catz, Inc., for patent infringement in the United States District Court for the Eastern District of Texas. The complaint is styled Better Mouse Company, LLC v. Mad Catz Interactive, Inc., et al, Civil Action No. 2:14-CV-204 and it alleges that the Company and its subsidiary have infringed and continue to infringe U.S. Patent No. 7,532,200 (the “‘200 Patent”) by making, using, offering for sale, selling, and/or importing in the United States certain products (computer mice) covered by one of more claims of the ‘200 Patent. The complaint was formally served on the Company on May 8, 2014. No trial date has been set and no discovery has commenced. The Company believes that the allegations lack merit and intends to vigorously defend all claims asserted. We have not recorded any accrual for a contingent liability associated with this legal proceeding based on our belief that a liability is not probable and any range of potential future charge cannot be reasonably estimated at this time.

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

Market Information

Our common stock commenced trading on the Toronto Stock Exchange (“TSX”) in December 1995 and on NYSE MKT (“NYSE MKT”) in September 1999. Since September 2001, our common stock has traded on the NYSE MKT and the TSX under the symbol “MCZ”. The following table sets forth, for the fiscal quarters indicated, the high and low market prices for the Company’s common stock on the NYSE MKT and TSX:

	NYSE MKT (U.S. $)		Toronto Stock Exchange (Canadian $)
	High	Low	High	Low
Fiscal 2014
Fourth Quarter	$0.54	$0.42	$0.61	$0.45
Third Quarter	0.81	0.44	0.86	0.44
Second Quarter	0.90	0.46	0.90	0.50
First Quarter	0.50	0.38	0.52	0.37
Fiscal 2013
Fourth Quarter	$0.61	$0.38	$0.59	$0.40
Third Quarter	0.68	0.50	0.66	0.50
Second Quarter	0.71	0.54	0.73	0.53
First Quarter	0.60	0.41	0.60	0.41

Holders

The closing sales price of our common stock on the NYSE MKT was $0.68 on May 30, 2014, and there were approximately 220 shareholders of record of our common stock as of that date.

Dividends

We have never declared or paid any dividends and do not expect to pay any dividends in the foreseeable future.

Issuer Purchases of Equity Securities

Neither our Company nor any affiliated purchaser repurchased any of our equity securities during fiscal 2014.

The graph below compares the cumulative total shareholder return on the Common Stock of the Company from March 31, 2009 through and including March 31, 2014 with the cumulative total return on the S&P/TSX Composite Total Return Index, the NYSE MKT Composite Index and the stocks included in the Morningstar database under the Standard Industrial Code 3944 (Games & Toys, except Bicycles). The graph assumes the investment of $100 in the Company’s Common Stock and in each of the indexes on March 31, 2009 and reinvestment of all dividends. Unless otherwise specified, all dates refer to the last day of each year presented. The stock price information shown on the graph below is not necessarily indicative of future price performance.

ASSUMES $100 INVESTED ON MARCH 31, 2009

ASSUMES DIVIDEND REINVESTED

FISCAL YEAR ENDED MARCH 31, 2014

	Fiscal Year Ended
	3/31/2009	3/31/2010	3/31/2011	3/31/2012	3/31/2013	3/31/2014
Mad Catz Interactive, Inc.	$100.00	$154.59	$705.31	$199.68	$121.74	$155.39
SIC Code 3944 Index	100.00	155.75	193.33	164.08	193.00	240.81
NYSE MKT Market Index	100.00	146.02	191.34	197.88	199.91	219.37
S&P/TSX Composite Total Return	100.00	142.15	171.15	154.46	163.89	190.06

Companies included in the Standard Industrial Code 3944 peer group include: Corewafer Industries Inc.; Gaming Partners International Corp; Hasbro, Inc.; Jakks Pacific, Inc.; LeapFrog Enterprises, Inc.; Mad Catz Interactive, Inc.; Millennium Prime Inc.; Nocopi Technologies, Inc.; Small World Kids, Inc.; and Table Trac, Inc.

Item 6.    Selected Financial Data

The summary of financial information set forth below is derived from and should be read in conjunction with the financial statements and notes thereto included elsewhere in this Annual Report on Form 10-K. Our historical results are not necessarily indicative of our results of operations to be expected in the future.

	Years Ended March 31,
	2014	2013	2012	2011	2010
	(In thousands of U.S. dollars, except share and per share data)
Consolidated Statements of Operations Data:
Net sales	$89,629	$122,664	$117,552	$183,899	$118,956
Cost of sales	66,731	88,148	86,052	130,605	82,616

Gross profit	22,898	34,516	31,500	53,294	36,340
Operating expenses:
Sales and marketing	12,656	15,397	15,313	14,316	11,452
General and administrative	11,649	11,941	12,411	13,794	12,118
Research and development	4,238	4,205	5,634	4,678	2,657
Acquisition related items	134	1,088	1,067	873	—
Amortization	743	933	955	951	1,758
Goodwill impairment	—	10,468	—	—	—

Total operating expenses	29,420	44,032	35,380	34,612	27,985

Operating (loss) income	(6,522)	(9,516)	(3,880)	18,682	8,355
Other (expense) income:
Interest expense, net	(659)	(894)	(1,123)	(2,897)	(2,460)
Foreign exchange gain (loss), net	(870)	615	(560)	1,195	(270)
Change in fair value of warrant liability	74	544	2,557	—	—
Other income	142	87	115	247	252

Total other (expense) income	(1,313)	352	989	(1,455)	(2,478)

(Loss) income before income taxes	(7,835)	(9,164)	(2,891)	17,227	5,877
Income tax benefit (expense)	394	(2,036)	1,264	(6,346)	(1,454)

Net (loss) income	$(7,441)	$(11,200)	$(1,627)	$10,881	$4,423

Net (loss) income per share:
Basic	$(0.12)	$(0.18)	$(0.03)	$0.20	$0.08

Diluted	$(0.12)	$(0.18)	$(0.03)	$0.18	$0.08

Shares used in calculation:
Basic	63,757,395	63,471,235	63,094,422	55,429,673	55,098,549
Diluted	63,757,395	63,471,235	63,094,422	66,924,206	55,103,237
Consolidated Selected Balance Sheet Data:
Cash	$1,496	$2,773	$2,474	$3,734	$2,245
Working capital	5,888	12,117	12,967	6,199	10,053
Goodwill and intangible assets, net	3,022	3,679	15,102	16,069	11,294
Total assets	39,293	52,523	77,073	75,534	51,549
Bank loan	5,612	8,888	16,654	5,408	3,829
Convertible notes payable, including interest	—	—	—	14,828	16,096
Note payable	2,359	—	—	—	—
Total shareholders’ equity	12,126	16,878	29,491	24,097	11,334

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

Overview

Our Business

Mad Catz designs, manufactures (primarily through third parties in Asia), markets and distributes innovative interactive entertainment products marketed under our Mad Catz (gaming), Tritton (audio), and Saitek (simulation) brands. Our products, which primarily include headsets, mice, keyboards, controllers, specialty controllers, and other accessories, cater to passionate gamers across multiple platforms including in-home gaming consoles, handheld gaming consoles, Windows PC and Mac computers, smart phones, tablets and other mobile devices. We distribute our products through our online store as well as through many leading retailers around the globe. We are operationally headquartered in San Diego, California, and maintain offices in Europe and Asia.

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

Foreign Currency

In fiscal 2014, approximately 72% of our annual sales were transacted outside the United States. The majority of our international business is presently conducted in currencies other than the U.S. dollar. Foreign currency transaction gains and losses arising from normal business operations are credited to or charged against earnings in the period incurred. As a result, fluctuations in the value of the currencies in which we conduct our business relative to the U.S. dollar will cause currency transaction gains and losses, which we have experienced in the past and continue to experience. Due to the substantial volatility of currency exchange rates, among other factors, we cannot predict the effect of exchange rate fluctuations upon future operating results. There can be no assurances that we will not experience currency losses in the future. To date we have not hedged against foreign currency exposure and we cannot predict the effect foreign currency fluctuations will have on us in the future.

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

Allowance for Doubtful Accounts

We sell our products in the Americas, EMEA and APAC primarily through retailers. We generally do not require any collateral from our customers. However, we seek to control our credit risk through ongoing credit evaluations of our customers’ financial condition and by purchasing credit insurance on European and U.S. accounts receivable balances.

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

Our customer base is highly concentrated and a deterioration of a significant customer’s financial condition, or a decline in the general economic conditions could cause actual write-offs to be materially different from the estimated allowance. As of March 31, 2014, one customer represented 15% of total accounts receivable.

Customers comprising the ten highest outstanding trade receivable balances accounted for approximately 61% of total accounts receivables as of March 31, 2014. If any of these customer’s receivable balances should be deemed uncollectible, we would have to make adjustments to our allowance for doubtful accounts, which could have a significant adverse effect on our financial condition and results of operations in the period the adjustments are made.

Inventory Valuation

We value inventories at the lower of cost or market value. If the estimated market value is determined to be less than the recorded cost of the inventory, a provision is made to reduce the carrying amount of the inventory item. Determination of the market value may be complex, and therefore, requires management to make assumptions and to apply a high degree of judgment. In order for management to make the appropriate determination of market value, the following items are commonly considered: inventory turnover statistics, inventory quantities on hand in our facilities and customer inventories, unfilled customer order quantities, forecasted consumer demand, current retail prices, competitive pricing, seasonality factors, consumer trends and performance of similar products or accessories. Subsequent changes in facts or circumstances do not result in the reversal of previously recorded write-downs.

We have not made any significant changes in the methodology or assumptions used to establish our inventory valuation as reported during the past three fiscal years. We do not believe there is a reasonable likelihood that there will be a significant change in the future methodology or assumptions we use to calculate our inventory valuation. However, if our estimates regarding market value are inaccurate, or changes in consumer demand affect specific products in an unforeseen manner, we may be exposed to additional write-downs of our inventory that could be material.

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

Valuation of Deferred Income Taxes

We record valuation allowances to reduce our deferred tax assets to an amount that we believe is more likely than not to be realized. We consider estimated future taxable income and ongoing prudent and feasible tax planning strategies, including reversals of deferred tax liabilities, in assessing the need for a valuation allowance. If we were to determine that we will not realize all or part of our deferred tax assets in the future, we would make an adjustment to the carrying value of the deferred tax asset, which would be reflected as income tax expense. Conversely, if we were to determine that we will realize a deferred tax asset, which currently has a valuation allowance, we would reverse the valuation allowance which would be reflected as an income tax benefit or as an adjustment to stockholders’ equity, for tax assets related to stock options. As a result of uncertainties regarding the realization of the Company’s net deferred tax assets due to the uncertainty over future profitability as well as the fact that the Company remains in a three year cumulative book pre-tax loss position in the U.S., the Company has continued to record a valuation allowance against its U.S. deferred tax assets. Additionally, it has a valuation allowance against certain other foreign deferred tax assets. The Company has worldwide gross deferred tax assets and valuation allowances of approximately $22.5 million and $18.7 million, respectively, as of March 31, 2014. The Company will continue to evaluate the ability to realize its net deferred tax assets on an ongoing basis to identify whether any significant changes in circumstances or assumptions have occurred that could materially affect the ability to realize deferred tax assets and expects to release the valuation allowance when it has sufficient positive evidence, including but not limited to cumulative earnings in successive recent periods, to overcome such negative evidence.

In determining taxable income for financial statement reporting purposes, we must make certain estimates and judgments. These estimates and judgments are applied in the calculation of certain tax liabilities and in the determination of the ability to recover deferred tax assets, which arise from temporary differences between the recognition of assets and liabilities for tax and financial statement reporting purposes. In the ordinary course of our business, there are many transactions and calculations where the tax law and ultimate tax determination is uncertain. As part of the process of preparing our consolidated financial statements, we are required to estimate our income taxes in each of the jurisdictions in which we operate prior to the completion and filing of tax returns for such periods. This process requires estimating both our geographic mix of income and our uncertain tax positions in each jurisdiction where we operate. These estimates involve complex issues and require us to make judgments about the likely application of the tax law to our situation, as well as with respect to other matters, such as anticipating the positions that we will take on tax returns prior to our actually preparing the returns and the outcomes of disputes with tax authorities. The ultimate resolution of these issues may take extended periods of time due to examinations by tax authorities and statutes of limitations. In addition, changes in our business, including acquisitions, changes in our international corporate structure, changes in the geographic location of business functions or assets, changes in the geographic mix and amount of income, as well as changes in our agreements with tax authorities, valuation allowances, applicable accounting rules, applicable tax laws and regulations, rulings and interpretations thereof, developments in tax audit and other matters, and variations in the estimated and actual level of annual pre-tax income can affect the overall effective income tax rate.

In addition, the calculation of our tax liabilities involves dealing with uncertainties in the application of complex tax rules and the potential for future adjustment of our uncertain tax positions by the Internal Revenue Service or other taxing jurisdiction. If our estimates of these taxes are greater or less than actual results, an additional tax benefit or charge will result.

Results of Operations

Fiscal Year Ended March 31, 2014 Compared to Fiscal Year Ended March 31, 2013

Net Sales

Consolidated net sales for fiscal 2014 decreased 27% compared to fiscal 2013. We experienced a decline in all regions due primarily to an expected decrease in demand, particularly with our larger retail customers, due to the gaming console transitions that occurred in November 2013. This decline in net sales was more pronounced in the Americas where a greater percentage of our net sales are of products developed for console gaming compared to EMEA, where a greater percentage are of products developed for gaming on the PC and Mac. Although we experienced a decline across all product categories, the largest impact was the reduction in sales of audio products, driven primarily by decreases in sales of higher priced headsets developed for specific gaming consoles, offset partially by increases in sales of headsets at lower price points. We expect net sales in fiscal 2015 to increase compared to fiscal 2014.

From a geographical perspective, our net sales for the fiscal years ended March 31, 2014 and 2013 were as follows (in thousands):

	Years Ended March 31,
	2014		2013		$ Change	% Change
	Net Sales	% of Total	Net Sales	% of Total
EMEA	$53,132	59%	$61,960	50%	$(8,828)	(14)%
Americas	28,470	32%	51,316	42%	(22,846)	(45)%
APAC	8,027	9%	9,388	8%	(1,361)	(14)%

	$89,629	100%	$122,664	100%	$(33,035)	(27)%

Our sales by quarter were as follows (in thousands):

	Year Ended March 31, 2014		Year Ended March 31, 2013
	Net Sales	% of Total	Net Sales	% of Total
1st quarter	$18,684	21%	$21,822	18%
2nd quarter	17,839	20%	31,215	25%
3rd quarter	32,889	37%	45,019	37%
4th quarter	20,217	22%	24,608	20%

	$89,629	100%	$122,664	100%

We generate a substantial percentage of our net sales in the last three months of every calendar year, our fiscal third quarter. In fiscal 2014, new gaming consoles were introduced during the fiscal third quarter, which resulted in a decline in a demand for products developed for the prior consoles starting several months prior to the release of the new consoles. The decline in net sales accelerated during our fiscal second quarter.

Our sales by platform were as follows:

	Years Ended March 31,
	2014	2013
PC and Mac	45%	33%
Universal	29%	25%
Next gen consoles (a)	3%	1%
Legacy consoles (b)	19%	39%
Smart devices	2%	1%
All others	2%	1%

	100%	100%

(a)	Includes products developed for Xbox One, Playstation 4 and Wii U.
(b)	Includes products developed for Xbox 360, Playstation 3 and Wii.

Our sales by product category were as follows:

	Years Ended March 31,
	2014	2013
Audio	47%	48%
Mice and Keyboards	29%	21%
Specialty controllers	16%	14%
Accessories	5%	8%
Controllers	1%	5%
Games and other	2%	4%

	100%	100%

Our sales by brand were as follows:

	Years Ended March 31,
	2014	2013
Mad Catz	41%	45%
Tritton	42%	44%
Saitek	12%	9%
All others	5%	2%

	100%	100%

Gross Profit

Gross profit is defined as net sales less cost of sales. Cost of sales consists of product costs, cost of licenses and royalties, write-downs of inventory, cost of freight-in and freight-out and distribution center costs, including depreciation and other overhead costs.

The following table presents net sales, cost of sales and gross profit for fiscal years ended March 31, 2014 and 2013 (in thousands):

	Years Ended March 31,
	2014		2013
	Amount	% of Net Sales	Amount	% of Net Sales	$ Change	% Change
Net sales	$89,629	100%	$122,664	100%	$(33,035)	(27)%
Cost of sales	66,731	74%	88,148	72%	(21,417)	(24)%

Gross profit	$22,898	26%	$34,516	28%	$(11,618)	(34)%

The decrease in gross profit from fiscal 2013 to fiscal 2014 is due to the decrease in net sales and, to a lesser extent, the decrease in gross margin from 28% in fiscal 2013 to 26% in fiscal 2014. The decrease in gross margin was due primarily to an increase in distribution center costs, returns and allowances and inventory write-downs as a percentage of net sales, offset partially by a decrease in royalties and licenses as a percentage of net sales. The increase in inventory write-downs was driven primarily by a $1.0 million write-down of raw materials related to products for legacy gaming consoles. This also resulted in a write-off of $0.5 million of prepaid royalties related to these raw materials. Additionally, during the holiday season, we offered close-out pricing on some of our older slow moving inventory. We expect gross profit and gross margin in fiscal 2015 to increase compared to fiscal 2014.

Operating Expenses

Operating expenses for fiscal years ended March 31, 2014 and 2013 were as follows (in thousands):

	March 31, 2014	% of Net Sales	March 31, 2013	% of Net Sales	$ Change	% Change
Sales and marketing	$12,656	14%	$15,397	12%	$(2,741)	(18)%
General and administrative	11,649	13%	11,941	10%	(292)	(2)%
Research and development	4,238	5%	4,205	3%	33	1%
Acquisition related items	134	—%	1,088	1%	(954)	(88)%
Amortization of intangibles	743	1%	933	1%	(190)	(20)%
Goodwill impairment	—	—%	10,468	9%	(10,468)	(100)%

	$29,420	33%	$44,032	36%	$(14,612)	(33)%

Sales and Marketing Expenses.    Sales and marketing expenses consist primarily of payroll, commissions, participation at trade shows and travel costs for our worldwide sales and marketing staff, advertising expense and costs of operating our websites. The decrease in sales and marketing expense of $2.7 million is primarily decreases in variable cooperative advertising expense as a result of decreased sales and a concerted effort to reduce overall operating expenses. We expect sales and marketing expenses in fiscal 2015, on an absolute dollar basis, to increase slightly compared to fiscal 2014 levels.

General and Administrative.    General and administrative expenses include salaries and benefits for our executive and administrative personnel, facilities costs and professional services, such as legal and accounting. The decrease in general and administrative expenses of $0.3 million is primarily related to a decrease in bonus expense, partially offset by an increase due primarily to an increase in employee related costs and an increase in professional fees. We expect general and administrative expenses in fiscal 2015, on an absolute dollar basis, to increase slightly compared to fiscal 2014 levels.

Research and Development.    Research and development expenses, which increased slightly compared to prior year, include the costs of developing and enhancing new and existing products. We expect research and development expenses in fiscal 2015 to decrease compared to fiscal 2014 levels.

Acquisition Related Items.    Acquisition related items represent adjustments to the contingent consideration valuation related to the Tritton acquisition. As the contingent consideration was converted to a note payable in fiscal 2014, these amounts related to the Tritton acquisition will be zero in fiscal 2015.

Goodwill Impairment.    During fiscal 2013, the Company recorded a goodwill impairment charge of $10.5 million, which reduced the goodwill balance to zero.

Amortization of Intangibles.    Amortization expenses consist of the amortization of the acquired intangible assets from prior acquisitions. We expect amortization of intangibles in fiscal 2015 to decrease compared to fiscal 2014 levels.

Other (Expense) Income

Other (expense) income consists primarily of interest expense on our outstanding debt, foreign currency exchange gains or losses, change in fair value of the warrants issued in connection with the Securities Purchase Agreement entered into by the Company in 2011 and other items that may be specific to a reporting period. The foreign currency exchange gains or losses are associated with fluctuations in the value of the functional currencies of our foreign subsidiaries, which include the Pound Sterling, the Euro, the Canadian dollar, the Hong Kong dollar, the Japanese yen, and the Chinese Yuan Renminbi (“CNY”), against the U.S. Dollar. Other expense was $1.3 million in fiscal 2014 compared to other income of $0.4 million in fiscal 2013. The change is primarily due to foreign currency exchange losses of $0.9 million in fiscal 2014 compared to foreign currency exchange gains of $0.6 million in fiscal 2013. Additionally, the change in the fair value of the warrant liability resulted in $0.1 million of income in fiscal 2014 compared to $0.5 million of income in fiscal 2013. Interest expense, net, decreased to $0.7 million during fiscal 2014 from $0.9 million in fiscal 2013 due to a reduction in the average debt balance during the current fiscal year.

Income Tax Benefit (Expense)

Income tax benefit of $0.4 million and income tax expense of $2.0 million reflect effective tax rates of 5% and (22%) for fiscal 2014 and 2013, respectively. Our effective tax rate is a blended rate for different jurisdictions in which the Company operates. Our effective tax rate fluctuates depending on the composition of our taxable income between the various jurisdictions in which we do business, including our U.S. operating company, and our Canadian parent company for which we continue to provide a full valuation allowance against its losses. The Company will continue to evaluate the ability to realize its U.S. net deferred tax assets on an ongoing basis to identify whether any significant changes in circumstances or assumptions have occurred that could materially affect the a deferred tax assets and expects to release the valuation allowance when it has sufficient positive evidence, including but not limited to cumulative earnings in successive recent periods, to overcome such negative evidence. The change in the effective tax rate in fiscal 2014 compared to fiscal 2013 is primarily due to recognized tax benefits for operating loss carryforwards generated in our Asian entities and the release of valuation allowances totaling $0.7 million against deferred tax assets related to net operating loss carryforwards in certain Canadian and European entities.

Fiscal Year Ended March 31, 2013 Compared to Fiscal Year Ended March 31, 2012

Net Sales

From a geographical perspective, our net sales for the fiscal years ended March 31, 2013 and 2012 were as follows (in thousands):

	Years Ended March 31,
	2013		2012		$ Change	% Change
	Net Sales	% of Total	Net Sales	% of Total
EMEA	$61,960	50%	54,512	46%	$7,448	14%
Americas	51,316	42%	57,363	49%	(6,047)	(11)%
APAC	9,388	8%	5,677	5%	3,711	65%

	$122,664	100%	$117,552	100%	$5,112	4%

Net sales in fiscal year 2013 increased 4% from fiscal year 2012. Net sales in North America decreased $6.0 million over the prior year, which was primarily attributable to a decrease in sales to one customer. Net sales in Europe increased $7.4 million, which was largely attributable to increases in Tritton and PC related products. Net sales in APAC increased by $3.7 million, primarily related to expansion of our Asia-based sales force.

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

Our sales by platform were as follows:

	Years Ended March 31,
	2013	2012
PC and Mac	34%	28%
Xbox 360	30%	31%
PlayStation 3	8%	8%
Wii	1%	3%
Handheld consoles	1%	2%
Wii-U	1%	0%
Smartphone/Tablet	1%	—%
All others	24%	28%

	100%	100%

Our sales by product category were as follows:

	Years Ended March 31,
	2013	2012
Audio	48%	38%
Input devices	21%	15%
Specialty controllers	14%	25%
Accessories	8%	10%
Controllers	5%	10%
Games and other	4%	2%

	100%	100%

Our sales by brand were as follows:

	Years Ended March 31,
	2013	2012
Mad Catz	45%	54%
Tritton	44%	32%
Saitek	9%	10%
All others	2%	4%

	100%	100%

Gross Profit

Gross profit is defined as net sales less cost of sales. Cost of sales consists of product costs, cost of licenses and royalties, cost of freight-in and freight-out and distribution center costs, including depreciation and other overhead costs.

The following table presents net sales, cost of sales and gross profit for fiscal years ended March 31, 2013 and 2012 (in thousands):

	Years Ended March 31,
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

Research and Development.    Research and development expenses include the costs of developing and enhancing new and existing products in addition to the costs of developing games. The decrease in research and development expenses of $1.4 million is primarily due to reduced research and development activities related to our video games, accessories and peripherals products, specifically a new line of Tritton headsets and the video game Damage, Inc., which was released in August 2012.

Acquisition Related Items.    Acquisition related items relate to accounting for the Tritton acquisition, which include fair value measurement adjustments to the contingent consideration valuation.

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

Other (Expense) Income

Other (expense) income consists primarily of interest expense on our outstanding debt, foreign currency exchange gains or losses, change in fair value of the warrants issued in connection with the Securities Purchase Agreement entered into by the Company in 2011 and other items that may be specific to a reporting period. The foreign currency exchange gains or losses are associated with fluctuations in the value of the functional currencies of our foreign subsidiaries, which include the Pound Sterling, the Euro, the Canadian dollar, the Hong Kong dollar, the Japanese yen, and the Chinese Yuan Renminbi (“CNY”), against the U.S. Dollar. Other income was $0.4 million in fiscal 2013 compared to $1.0 million in fiscal 2012. The change is primarily due to a decrease in the change in the fair value of the warrant liability from $2.6 million in fiscal 2012 to $0.5 million in fiscal 2013, and foreign currency exchange gains of $0.6 million in fiscal 2013 compared to foreign currency exchange losses of $0.6 million during fiscal 2012. Interest expense, net, decreased to $0.9 million during fiscal 2013 from $1.1 million in fiscal 2012 due to a lower interest rate and, to a lesser extent, a reduction in the average debt balance during fiscal 2013.

Provision for Income Taxes

Income tax expense of $2.0 million and income tax benefit of $1.3 million reflect effective tax rates of (22%) and 44% for fiscal 2013 and 2012, respectively. Our effective tax rate is a blended rate for different jurisdictions in which the Company operates. Our effective tax rate fluctuates depending on the composition of our taxable income between the various jurisdictions in which we do business, including our U.S. operating company, and our Canadian parent company for which we continue to provide a full valuation allowance against its losses. The decrease in effective tax rate in fiscal 2013 versus fiscal 2012 is primarily a result of an increase in net operating losses in fiscal 2013 in certain jurisdictions for which no tax benefit is taken due to valuation allowances and the effect of our goodwill impairment charge.

Liquidity and Capital Resources

The table below provides a summary of cash provided by (used in) operating, investing and financing activities during the fiscal years ended March 31, 2014, 2013 and 2012 (in thousands):

	Years Ended March 31,
	2014	2013	2012
Net cash provided by (used in) operating activities	$4,087	$10,190	$(5,375)
Net cash used in investing activities	(1,541)	(1,046)	(2,442)
Net cash (used in) provided by financing activities	(3,915)	(8,739)	6,587
Effect of foreign currency exchange rate changes on cash	92	(106)	(30)

Net (decrease) increase in cash	$(1,277)	$299	$(1,260)

Our cash balance was $1.5 million and $2.8 million at March 31, 2014 and 2013, respectively. Our primary sources of liquidity include a revolving line of credit (as discussed below under Financing Activities), cash on hand and cash flows generated from operations.

Operating Activities

Net cash provided by operating activities for the year ended March 31, 2014 primarily reflects a decrease in inventory of $7.3 million and a decrease in accounts receivable of $6.4 million. These increases in cash were partially offset by the net loss for the period before non-cash items (i.e. depreciation, amortization, provision for deferred income taxes, stock-based compensation, contingent consideration, and change in the fair value of warrant liability) and increases in accounts payable and accrued expenses of $1.9 million and $1.6 million, respectively. Net cash provided by operating activities for the year ended March 31, 2013 primarily related to a $1.2 million decrease in accounts receivable and a $7.6 million decrease in inventory, partially offset by a $2.4 million decrease in accounts payable. Net cash used in operating activities for the year ended March 31, 2012 reflects the net loss for the year, increases in inventory, decreases in accrued liabilities and decreases in income taxes payable. These decreases in cash were offset partially by cash generated from decreases in accounts receivable and increases in accounts payable. We are focused on effectively managing our overall liquidity position by continuously monitoring inventory levels and expenses, and managing our accounts receivable collection efforts.

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

Investing Activities

Net cash used in investing activities, which consisted primarily of capital expenditures to support our operations and were made up primarily of production molds, and to a lesser extent, computers and machinery and equipment, was $1.5 million, $1.0 million and $2.4 million during the years ended March 31, 2014, 2013 and 2012, respectively.

Financing Activities

Net cash used in financing activities, which is primarily the result of net repayments under our line of credit described below, was $3.9 million and $8.7 million during the years ended March 31, 2014 and 2013, respectively. Net cash provided by financing activities during the year ended March 31, 2012 consisted of net proceeds from a capital raise completed in April 2011 and net proceeds under our line of credit. These proceeds were partially offset by cash used to repay notes payable.

We maintain a Credit Facility with Wells Fargo Capital Finance, LLC (“Wells Fargo”) to borrow up to $30 million under a revolving line of credit subject to the availability of eligible collateral (accounts receivable and inventories), which changes throughout the year. The Credit Facility expires on October 31, 2015. Under the line of credit, interest accrues on the daily outstanding balance at an interest rate that ranges from U.S. prime rate plus 0.50% to U.S. prime rate plus 2.0% per annum, depending upon the fixed charge coverage ratio. At March 31, 2014 and 2013, the interest rate was 5.25% and 3.75%, respectively. The Company is also required to pay a monthly service fee of $1,500 and an unused line fee equal to 0.25% of the unused portion of the loan. Borrowings under the Credit Facility are secured by a first priority interest in the inventories, equipment, and accounts receivable of certain subsidiaries of Mad Catz, Inc. (“MCI”) and by a pledge of all of the capital stock of the Company’s subsidiaries and is guaranteed by the Company. The Company is required to meet a monthly financial covenant based on a trailing three months’ Adjusted EBITDA, as defined, through May 2014, and a quarterly financial covenant, effective with the quarter ending June 30, 2014, based on the Company’s trailing four quarter’s coverage of fixed charges. The Company was in compliance with the financial covenants as of March 31, 2014. However, there can be no assurance that we will be able to meet the covenants subsequent to March 31, 2014 or that we would be able to obtain waivers from Wells Fargo to the extent we are not in compliance with the covenants. On June 4, 2014, the Credit Facility was amended to reduce the amount that can be borrowed under the facility from $30 million to $25 million, eliminate the quarterly financial covenant, and add a monthly financial covenant based on a trailing twelve months’ Adjusted EBITDA, as defined, effective June 2014 through June 2015.

In connection with the Company’s acquisition of Tritton in May 2010, we were obligated to make certain payments over a five-year period to former Tritton shareholders of up to $8.7 million based on the achievement of certain specific performance measures. The Company paid $1,650,000 under this arrangement during the year ended March 31, 2014, of which $800,000 is reflected in financing activities and $850,000 is reflected in operating activities. On February 27, 2014, the Company and individuals who held approximately 99% of Tritton prior to the purchase (the “Sellers”) entered into a Settlement and Release Agreement (the “Settlement Agreement”). Under the Settlement Agreement, the Company agreed to issue to the Sellers a Promissory Note (the “Note Payable”) providing for payments to the Sellers in an aggregate amount equal to $2,475,000 over a two-year period commencing in May 2014, which replaced the final two years of contingent consideration. The aggregate amount of the remaining payments was $2.5 million as of March 31, 2014, and is reflected in the Company’s consolidated balance sheet.

We believe that our available cash balances, anticipated cash flows from operations and available line of credit will be sufficient to satisfy our operating needs for at least the next twelve months, and in the longer term, including any payments due on the note payable. However, we operate in a rapidly evolving and often unpredictable business environment that may change the timing or amount of expected future cash receipts and expenditures. We depend upon the availability of capital under our Credit Facility to finance our operations. To meet the requirements of the monthly financial covenant in the coming fiscal year, our plan depends on our ability to increase net sales and improve gross margin. If we are unable to comply with the amended monthly financial covenant contained in the Credit Facility, Wells Fargo may declare the outstanding borrowings under the facility immediately due and payable. If we need to obtain additional funds as a result of the termination of the Credit Facility or the acceleration of amounts due thereunder, there can be no assurance that alternative financing can be obtained on substantially similar or acceptable terms, or at all. Our failure to promptly obtain alternate financing could limit our ability to implement our business plan and have an immediate, severe and adverse impact on our business, results of operations, financial condition and liquidity. In the event that no alternative financing is available, we would be forced to drastically curtail operations, or dispose of assets, or cease operations altogether.

Contractual Obligations and Commitments

The following summarizes our contractual payment obligations at March 31, 2014 (in thousands):

	Payments Due
	Total	Less Than 1 Year	1-3 Years	4-5 Years	More Than 5 Years
Bank loan (see Note 7 of Notes to Consolidated Financial Statements)	$5,612	$5,612	$—	$—	—
Note payable (see Note 3 of Notes to Consolidated Financial Statements)	2,475	1,411	1,039	25	—
Operating leases (see Note 11 of Notes to Consolidated Financial Statements)	3,607	1,781	1,826	—	—
Royalty & license guaranteed commitments (see Note 11 of Notes to Consolidated Financial Statements)	323	183	140	—	—

Total	$12,017	$8,987	$3,005	$25	$—

As of March 31, 2014 and 2013, we did not have any relationships with unconsolidated entities or financial parties, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As such, we are not exposed to any financing, liquidity, market, or credit risk that could arise if we had engaged in such relationships.

Adjusted EBITDA (Loss)

Adjusted EBITDA (loss), a non-GAAP (“Generally Accepted Accounting Principles”) financial measure, represents net loss before interest, taxes, depreciation and amortization, stock-based compensation, the gain/loss on the change in the fair value of the related warrant liability, goodwill impairment, if any, and acquisition related items. Adjusted EBITDA is not intended to represent cash flows for the period, nor is it being presented as an alternative to operating or net loss as an indicator of operating performance and should not be considered in isolation or as a substitute for measures of performance prepared in accordance with generally accepted accounting principles. As defined, Adjusted EBITDA is not necessarily comparable to other similarly titled captions of other companies due to potential inconsistencies in the method of calculation. We believe, however, that in addition to the performance measures found in our financial statements, Adjusted EBITDA is a useful financial performance measurement for assessing our operating performance. We use Adjusted EBITDA as a measurement of operating performance in comparing our performance on a consistent basis over prior periods, as it removes from operating results the impact of our capital structure, including the interest expense resulting from our outstanding debt, and our asset base, including depreciation and amortization of our capital and intangible assets. In addition, Adjusted EBITDA is an important measure for our lender. We calculate Adjusted EBITDA as follows (in thousands):

	Years Ended March 31,
	2014	2013	2012
Net loss	$(7,441)	$(11,200)	$(1,627)
Adjustments:
Interest expense, net	659	894	1,123
Income tax (benefit) expense	(394)	2,036	(1,264)
Depreciation and amortization	2,607	3,029	3,402
Stock-based compensation	557	663	649
Change in fair value of warrant liability	(74)	(544)	(2,557)
Acquisition related items	134	1,088	1,067
Goodwill impairment	—	10,468	—

Adjusted EBITDA (loss)	$(3,952)	$6,434	$793

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

Foreign Currency Exchange Rate Risk

A majority of our international business is presently conducted in currencies other than the U.S. dollar and may be exposed to financial market risk resulting from fluctuations in foreign currency exchange rates, particularly the Chinese Yuan Renminbi (“CNY”), the Pound Sterling, the Euro and the Canadian dollar. Foreign currency transaction gains and losses arising from normal business operations are credited to or charged against earnings in the period incurred. As a result, fluctuations in the value of the currencies in which we conduct our business relative to the U.S. dollar will cause currency transaction gains and losses, which we have experienced in the past and continue to experience. Due to the difficulty in determining and obtaining predictable cash flow forecasts in our foreign operations based on the overall challenging environment and associated contract structures, we do not currently utilize any derivative financial instruments to hedge foreign currency risks. The volatility of the CNY, the Pound Sterling, the Euro and the Canadian dollar (and any other applicable currencies) will be monitored frequently throughout the coming year. If appropriate, we may enter into hedging transactions in order to mitigate our risk from foreign currency fluctuations. Due to the substantial volatility of currency exchange rates, among other factors, we cannot predict the effect of exchange rate fluctuations upon future operating results. There can be no assurances that we will not experience currency losses in the future. We estimate that an immediate 10% adverse change in foreign exchange rates not currently pegged to the U.S. dollar would have increased our reported net loss by approximately $1.5 million for the year ended March 31, 2014.

Interest Rate Risk

We are exposed to interest rate risk on borrowings under the Credit Facility at the U.S. prime rate plus 0.50% to 2.00%. We do not hedge our exposures to interest rate risk. We estimate that an increase of 1.0% in the interest rate under our Credit Facility would have increased our reported net loss by approximately $0.1 million for the year ended March  31, 2014.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of March 31, 2014. In making its assessment, management used the framework set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework (1992). Based on its evaluation, management has concluded that, as of March 31, 2014, the Company’s internal control over financial reporting was effective based on these criteria.

Because we are a smaller reporting company, this Annual Report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our independent registered public accounting firm.

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

The information required by this item with respect to the directors of the Company is incorporated herein by reference to the information under the caption “Election of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance” contained in the Company’s Management Proxy Circular for the Company’s 2014 Annual Meeting of Shareholders (the “Proxy Statement”).

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

(3)	Exhibits (numbered in accordance with Item 601 of Regulation S-K)

The following exhibits are filed or incorporated by reference into this report.

2.1(1)	Stock Purchase Agreement dated as of May 28, 2010, by and between Mad Catz Interactive, Inc., Mad Catz, Inc., Tritton Technologies Inc. and the Stockholders of Tritton Technologies Inc. Portions of this exhibit (indicated by asterisks) have been omitted pursuant to a request for confidential treatment pursuant to Rule 24b-2 under the Securities Exchange Act of 1934.
3.1(2)	Articles of Incorporation and Amendments thereto.
3.2(3)	By-Laws of the Company, as amended to date.
4.1(4)	Form of Warrant, issued April 21, 2011.
10.1(5)	Guarantee dated September 25, 2000, by 1328158 Ontario Inc. in favor of Congress Financial Corporation (Canada).
10.2(5)	General Security Agreement dated September 25, 2000, by Mad Catz, Inc. and FX Unlimited, Inc. in favor of Congress Financial Corporation (Central).
10.3(5)	Guarantee dated September 25, 2000, by Mad Catz, Inc. in favor of Congress Financial Corporation (Central).
10.4(6)	Amended and Restated General Security Agreement dated as of November 30, 2001, by Mad Catz, Inc. and FX Unlimited, Inc. in favor of Congress Financial Corporation (Central).
10.5(7)	Xenon Game Peripheral Licensing Certification Agreement dated May 12, 2005, by and between Mad Catz, Inc. and Microsoft Corporation. Portions of this exhibit (indicated by asterisks) have been omitted pursuant to a request for confidential treatment pursuant to Rule 24b-2 under the Securities Exchange Act of 1934.
10.6(8)*	Amended and Restated Mad Catz Interactive, Inc. Stock Option Plan — 2007
10.7(9)*	Stock Option Agreement under the Mad Catz Interactive, Inc. Stock Option Plan — 2007
10.8(10)	Pledge and Security Agreement dated November 20, 2007, by Winkler Atlantic Holdings Limited in favor of Wachovia Capital Finance Corporation (Central).
10.9(10)	Guarantee dated November 20, 2007, by Saitek Industries Limited in favor of Wachovia Capital Finance Corporation (Central).
10.10(10)	General Security Agreement dated November 20, 2007, by Saitek Industries Limited in favor of Wachovia Capital Finance Corporation (Central).
10.11*	Director Compensation Summary.
10.12(11)	General Security Agreement dated June 23, 2009, by Winkler Atlantic Holdings Limited in favor of and Wachovia Capital Finance Corporation (Central).
10.13(11)	Guarantee dated June 23, 2009, by Winkler Atlantic Holdings Limited in favor of Wachovia Capital Finance Corporation (Central).
10.14(11)	Negative Pledge Agreement dated June 23, 2009, by Saitek Elektronik Vertriebs Gmbh in favor of and Wachovia Capital Finance Corporation (Central).

10.15(11)	Guarantee dated June 23, 2009, by Saitek Elektronik Vertriebs Gmbh in favor of Wachovia Capital Finance Corporation (Central).
10.16(11)	First Amendment to Stock Pledge Agreement dated June 23, 2009, by and between Mad Catz, Inc. and Wachovia Capital Finance Corporation (Central).
10.17(12)	Securities Purchase Agreement, dated April 17, 2011
10.18(12)	Form of Registration Rights Agreement, dated April 21, 2011
10.19(13)	Fourth Amended and Restated Loan Agreement, dated August 1, 2012, between Mad Catz, Inc. and Wells Fargo Capital Finance, LLC.
10.20(14)	Amendment to Fourth Amended and Restated Loan Agreement, effective as of November 30, 2012, between Mad Catz, Inc. and Wells Fargo Capital Finance, LLC.
10.21(15)	Amendment to Fourth Amended and Restated Loan Agreement, effective as of June 5, 2013, between Mad Catz, Inc. and Wells Fargo Capital Finance, LLC.
10.22(16)	Amendment to Fourth Amended and Restated Loan Agreement, effective as of August 26, 2013, between Mad Catz, Inc. and Wells Fargo Capital Finance, LLC.
10.23(17)	Amendment to Fourth Amended and Restated Loan Agreement, effective as of November 6, 2013, between Mad Catz, Inc. and Wells Fargo Capital Finance, LLC. Portions of this exhibit (indicated by asterisks) have been omitted pursuant to a request for confidential treatment pursuant to Rule 24b-2 under the Securities Exchange Act of 1934. [Q 2/6/14]
10.24(18)	Amendment to Fourth Amended and Restated Loan Agreement, effective as of February 5, 2014, between Mad Catz, Inc. and Wells Fargo Capital Finance, LLC. Portions of this exhibit (indicated by asterisks) have been omitted pursuant to a request for confidential treatment pursuant to Rule 24b-2 under the Securities Exchange Act of 1934.
10.25(19)	Amendment to Fourth Amended and Restated Loan Agreement, effective as of February 27, 2014, between Mad Catz, Inc. and Wells Fargo Capital Finance, LLC. Portions of this exhibit (indicated by asterisks) have been omitted pursuant to a request for confidential treatment pursuant to Rule 24b-2 under the Securities Exchange Act of 1934.
10.26(19)	Settlement and Release Agreement between Mad Catz Interactive Inc., Mad Catz, Inc. and certain former stockholders of Tritton Technologies, Inc. Portions of this exhibit (indicated by asterisks) have been omitted pursuant to a request for confidential treatment pursuant to Rule 24b-2 under the Securities Exchange Act of 1934.
10.27(19)	Promissory Note issued by Mad Catz Interactive Inc. and Mad Catz, Inc. in favor of certain former stockholders of Tritton Technologies, Inc. Portions of this exhibit (indicated by asterisks) have been omitted pursuant to a request for confidential treatment pursuant to Rule 24b-2 under the Securities Exchange Act of 1934.
10.28*	Employment Agreement effective April 22, 2014, by and between Mad Catz Interactive, Inc. and Darren Richardson.
10.29*	Employment Agreement effective April 22, 2014, by and between Mad Catz Interactive, Inc. and Karen McGinnis.
10.30*	Employment Agreement effective April 22, 2014, by and between Mad Catz Interactive, Inc. and Whitney Petersen.
10.31*	Employment Agreement effective April 22, 2014, by and between Mad Catz Interactive, Inc. and Brian Anderson.
10.32*	Employment Agreement effective April 22, 2014, by and between Mad Catz Interactive, Inc. and Andrew Young.
10.33(21)*	Form of Indemnification Agreement
21.1(20)	Subsidiaries of the Company
23.1	Consent of KPMG LLP, Independent Registered Public Accounting Firm.
31.1	Certifications of Registrant’s Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certifications of Registrant’s Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certifications of Registrant’s Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002. These certifications are being furnished solely to accompany this Annual Report on Form 10-K and are not being filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and are not to be incorporated by reference into any filing of the Company.
32.2	Certifications of Registrant’s Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002. These certifications are being furnished solely to accompany this Annual Report on Form 10-K and are not being filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and are not to be incorporated by reference into any filing of the Company.
101	The following financial statements from the Mad Catz Interactive, Inc. Annual Report on Form 10-K for the year ended March 31, 2014, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Loss, (iv) the Consolidated Statements of Shareholders’ Equity, (v) the Consolidated Statements of Cash Flows, and (vi) Notes to Consolidated Financial Statements.

(1)	This document was filed as an exhibit to the Registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission for the fiscal year ended March 31, 2010 and incorporated herein by reference.

(2)	This document was filed as an exhibit to the Registrant’s Annual Report on Form 20-F filed with the Securities and Exchange Commission for the fiscal year ended March 31, 2001 and incorporated herein by reference.

(3)	This document was filed as an exhibit to the Registrant’s Current Report on Form 8K, filed with the Securities and Exchange Commission on November 9, 2011 and incorporated herein by reference.

(4)	This document was filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission for the quarterly period ended on June 30, 2011 and incorporated herein by reference.

(5)	This document was filed as an exhibit to the Registrant’s Annual Report on Form 20-F filed with the Securities and Exchange Commission for the fiscal year ended March 31, 2000 and incorporated herein by reference.

(6)	This document was filed as an exhibit to the Registrant’s Annual Report on Form 20-F filed with the Securities and Exchange Commission for the fiscal year ended March 31, 2002 and incorporated herein by reference.

(7)	This document was filed as an exhibit to the Registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission for the fiscal year ended March 31, 2005 and incorporated herein by reference.

(8)	This document was filed as an exhibit to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 31, 2013 and incorporated herein by reference.

(9)	This document was filed as an exhibit to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission October 9, 2007 and incorporated herein by reference.

(10)	This document was filed as an exhibit to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 20, 2007 and incorporated herein by reference.

(11)	This document was filed as an exhibit to the Registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission for the fiscal year ended March 31, 2009 and incorporated herein by reference.

(12)	This document was filed as an exhibit to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 21, 2011 and incorporated herein by reference.

(13)	This document was filed as an exhibit to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 2, 2012 and incorporated herein by reference.

(14)	This document was filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission for the quarterly period ended September 30, 2012 and incorporated herein by reference.

(15)	This document was filed as an exhibit to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 6, 2013 and incorporated herein by reference.

(16)	This document was filed as an exhibit to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 26, 2013 and incorporated herein by reference.

(17)	This document was filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission for the quarterly period ended December 31, 2013 and incorporated herein by reference.

(18)	This document was filed as an exhibit to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 6, 2014 and incorporated herein by reference.

(19)	This document was filed as an exhibit to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 4, 2014 and incorporated herein by reference.

(20)	This document was filed as an exhibit to the Registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission for the fiscal year ended March 31, 2012 and incorporated herein by reference.
(21)	This document was filed as an exhibit to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 5, 2014 and incorporated herein by reference.

*	Denotes management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MAD CATZ INTERACTIVE, INC.

By:	/s/ DARREN RICHARDSON
Darren Richardson
President and Chief Executive Officer

Date: June 5, 2014

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ DARREN RICHARDSON Darren Richardson	President and Chief Executive Officer (Principal Executive Officer)	June 5, 2014

/s/ KAREN MCGINNIS Karen McGinnis	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	June 5, 2014

/s/ THOMAS BROWN Thomas Brown	Director	June 5, 2014

/s/ SCOTT GUTHRIE Scott Guthrie	Director	June 5, 2014

/s/ JOHN NYHOLT John Nyholt	Director	June 5, 2014

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

Mad Catz Interactive, Inc.:

We have audited the accompanying consolidated balance sheets of Mad Catz Interactive, Inc. and subsidiaries (the Company) as of March 31, 2014 and 2013, and the related consolidated statements of operations, comprehensive loss, shareholders’ equity, and cash flows for each of the years in the three-year period ended March 31, 2014. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Mad Catz Interactive, Inc. and subsidiaries as of March 31, 2014 and 2013, and the results of their operations and their cash flows for each of the years in the three-year period ended March 31, 2014, in conformity with U.S. generally accepted accounting principles.

/s/ KPMG LLP

San Diego, California

June 5, 2014

MAD CATZ INTERACTIVE, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	March 31,	March 31,
	2014	2013

ASSETS
Current assets:
Cash	$1,496	$2,773
Accounts receivable, net of allowances of $6,359 and $7,644 at March 31, 2014 and 2013, respectively	8,059	13,884
Other receivables	1,531	1,374
Inventories	17,189	23,795
Deferred tax assets	926	257
Income tax receivable	895	344
Prepaid expenses and other current assets	1,605	2,711

Total current assets	31,701	45,138
Deferred tax assets	1,334	370
Other assets	499	359
Property and equipment, net	2,737	2,977
Intangible assets, net	3,022	3,679

Total assets	$39,293	$52,523

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Bank loan	$5,612	$8,888
Accounts payable	13,661	15,573
Accrued liabilities	4,874	6,652
Note payable	1,336	—
Contingent consideration, current	—	1,650
Income taxes payable	330	258

Total current liabilities	25,813	33,021
Note payable	1,023	—
Contingent consideration	—	2,214
Warrant liability	75	149
Deferred tax liabilities	178	152
Other long-term liabilities	78	109

Total liabilities	27,167	35,645
Commitments and contingencies
Shareholders’ equity:
Common stock, no par value, unlimited shares authorized; 63,931,506 and 63,477,399 shares issued and outstanding at March 31, 2014 and 2013, respectively	60,847	60,102
Accumulated other comprehensive loss	(1,757)	(3,701)
Accumulated deficit	(46,964)	(39,523)

Total shareholders’ equity	12,126	16,878

Total liabilities and shareholders’ equity	$39,293	$52,523

See accompanying notes to consolidated financial statements.

MAD CATZ INTERACTIVE, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share data)

	Years Ended March 31,
	2014	2013	2012
Net sales	$89,629	$122,664	$117,552
Cost of sales	66,731	88,148	86,052

Gross profit	22,898	34,516	31,500
Operating expenses:
Sales and marketing	12,656	15,397	15,313
General and administrative	11,649	11,941	12,411
Research and development	4,238	4,205	5,634
Acquisition related items	134	1,088	1,067
Amortization of intangible assets	743	933	955
Goodwill impairment	—	10,468	—

Total operating expenses	29,420	44,032	35,380

Operating loss	(6,522)	(9,516)	(3,880)
Other (expense) income:
Interest expense, net	(659)	(894)	(1,123)
Foreign exchange (loss) gain, net	(870)	615	(560)
Change in fair value of warrant liability	74	544	2,557
Other income	142	87	115

Total other (expense) income	(1,313)	352	989

Loss before income taxes	(7,835)	(9,164)	(2,891)
Income tax benefit (expense)	394	(2,036)	1,264

Net loss	$(7,441)	$(11,200)	$(1,627)

Net loss per share:
Basic	$(0.12)	$(0.18)	$(0.03)

Diluted	$(0.12)	$(0.18)	$(0.03)

Shares used in per share computations:
Basic	63,757,395	63,471,235	63,094,422

Diluted	63,757,395	63,471,235	63,094,422

See accompanying notes to consolidated financial statements.

MAD CATZ INTERACTIVE, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(in thousands)

	Years Ended March 31,
	2014	2013	2012
Net loss	$(7,441)	$(11,200)	$(1,627)
Foreign currency translation adjustments	1,944	(2,083)	(1,608)

Comprehensive loss	$(5,497)	$(13,283)	$(3,235)

See accompanying notes to consolidated financial statements.

MAD CATZ INTERACTIVE, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(in thousands)

			Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Shareholders’ Equity
	Common Stock
	Shares	Amount
Balance at March 31, 2011	57,029,350	$50,648	$(10)	$(26,696)	$23,942
Issuance of common stock in connection with securities purchase agreement	6,352,293	8,100	—	—	8,100
Stock option exercises	80,756	35	—	—	35
Stock-based compensation	—	649	—	—	649
Comprehensive loss
Net loss	—	—	—	(1,627)	(1,627)
Other comprehensive loss	—	—	(1,608)	—	(1,608)

Balance at March 31, 2012	63,462,399	$59,432	$(1,618)	$(28,323)	$29,491
Stock option exercises	15,000	7	—	—	7
Stock-based compensation	—	663	—	—	663
Comprehensive loss
Net loss	—	—	—	(11,200)	(11,200)
Other comprehensive loss	—	—	(2,083)	—	(2,083)

Balance at March 31, 2013	63,477,399	$60,102	$(3,701)	$(39,523)	$16,878
Stock option exercises	454,107	188	—	—	188
Stock-based compensation	—	557	—	—	557
Comprehensive loss
Net loss	—	—	—	(7,441)	(7,441)
Other comprehensive income	—	—	1,944	—	1,944

Balance at March 31, 2014	63,931,506	$60,847	$(1,757)	$(46,964)	$12,126

See accompanying notes to consolidated financial statements.

MAD CATZ INTERACTIVE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Years Ended March 31,
	2014	2013	2012
Cash flows from operating activities:
Net loss	$(7,441)	$(11,200)	$(1,627)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	2,568	3,022	3,253
Accrued and unpaid interest expense on note payable	11	—	—
Amortization of deferred financing fees	39	7	149
Stock-based compensation	557	663	649
Change in fair value of contingent consideration	(729)	475	1,067
Loss on disposal of assets	79	72	22
Change in fair value of warrant liability	(74)	(544)	(2,557)
Goodwill impairment	—	10,468	—
(Benefit) provision for deferred income taxes	(1,607)	188	232
Changes in operating assets and liabilities:
Accounts receivable	6,406	1,221	4,057
Other receivables	(142)	(200)	(922)
Inventories	7,265	7,640	(4,832)
Prepaid expenses and other current assets	1,216	207	(1,474)
Other assets	(153)	346	(418)
Accounts payable	(1,890)	(2,367)	4,410
Accrued liabilities	(1,601)	220	(4,943)
Income taxes receivable/payable	(417)	(28)	(2,441)

Net cash provided by (used in) operating activities	4,087	10,190	(5,375)

Cash flows from investing activities:
Purchases of property and equipment	(1,461)	(1,046)	(2,442)
Purchases of intangible assets	(80)	—	—

Net cash used in investing activities	(1,541)	(1,046)	(2,442)

Cash flows from financing activities:
Borrowings on bank loan	69,810	90,640	131,678
Repayments on bank loan	(73,086)	(98,406)	(120,430)
Payment of financing fees	(40)	—	—
Payment of contingent consideration	(787)	(980)	(1,546)
Proceeds from exercise of stock options	188	7	35
Repayments on notes payable	—	—	(14,500)
Proceeds from issuance of common stock and warrants, net of issuance costs of $820	—	—	11,350

Net cash (used in) provided by financing activities	(3,915)	(8,739)	6,587

Effects of foreign currency exchange rate changes on cash	92	(106)	(30)

Net (decrease) increase in cash	(1,277)	299	(1,260)
Cash, beginning of year	2,773	2,474	3,734

Cash, end of year	$1,496	$2,773	$2,474

Supplemental cash flow information:
Income taxes paid	$1,656	$2,979	$827

Interest paid	$532	$777	$950

Supplemental disclosures of noncash investing and financing activities:
Conversion of contingent consideration to note payable	$2,348	$—	$—

Fair value of warrants issued	$—	$—	$3,250

See accompanying notes to consolidated financial statements.

MAD CATZ INTERACTIVE, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(1)    Organization and Description of Business

Mad Catz Interactive, Inc. (“Mad Catz”) designs, manufactures (primarily through third parties in Asia), markets and distributes innovative interactive entertainment products marketed under its Mad Catz (gaming), Tritton (audio), and Saitek (simulation) brands. Mad Catz products, which primarily include headsets, mice, keyboards, controllers, specialty controllers, and other accessories, cater to passionate gamers across multiple platforms in including in-home gaming consoles, handheld gaming consoles, Windows PC and Mac computers, smart phones, tablets and other mobile devices. Mad Catz distributes its products through its online store as well as through many leading retailers around the globe. Operationally headquartered in San Diego, California, Mad Catz also maintains offices in Europe and Asia.

(2)    Summary of Significant Accounting Policies

Basis of Presentation

The consolidated financial statements include the accounts of Mad Catz Interactive, Inc. and its wholly-owned subsidiaries, collectively, the Company. All intercompany transactions and balances have been eliminated in consolidation. The Company refers to its fiscal years based on the fiscal year ending date. For instance, fiscal year 2014 refers to the fiscal year ending March 31, 2014. All currency amounts are presented in U.S. dollars.

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

Concentration of Credit Risk

The Company’s credit risk is primarily concentrated in accounts receivable. The Company generally does not require collateral on accounts receivable because a majority of its customers are large, well-capitalized, established retail entities with operations throughout the United States, Canada and Europe. The Company maintains an allowance for doubtful accounts. For the year ended March 31, 2014, sales to the largest customer constituted 13% of gross sales and sales to the second largest customer constituted 11% of gross sales. For the year ended March 31, 2013, sales to the largest customer constituted 17% of gross sales. For the year ended March 31, 2012, sales to the largest customer constituted 20% of gross sales and sales to the second largest customer constituted 11% of gross sales. At March 31, 2014, one customer represented 15% of accounts receivable. At March 31, 2013, one customer represented 15% of accounts receivable and another customer represented 12% of accounts receivable. At March 31, 2012, one customer represented 27% of accounts receivable and another customer represented 10% of accounts receivable. At March 31, 2014, 2013 and 2012, there were no other customers which accounted for greater than 10% of gross sales or represented greater than 10% of accounts receivable.

Fair Value of Financial Instruments and Fair Value Measurements

The carrying values of the Company’s financial instruments, including cash, accounts receivable, other receivables, accounts payable, accrued liabilities and income taxes receivable/payable approximate their fair values due to the short maturity of these instruments. The carrying value of the bank loan approximates its fair value as the interest rate and other terms are that which is currently available to the Company. The carrying value of the note payable approximates fair value as it represents the present value of the fixed payment schedule using an effective interest rate of 5.25%, which approximates the interest rate on the Company’s bank loan.

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

•	Level 3: Valuations derived from valuation techniques in which one or more significant inputs are unobservable in active markets.

The following table provides a summary of the recognized assets and liabilities carried at fair value on a recurring basis (in thousands):

	Balance as of March 31, 2014	Basis of Fair Value Measurements
		Level 1	Level 2	Level 3
Liabilities:
Warrant liability (Note 10)	$(75)	$—	$—	$(75)

	Balance as of March 31, 2013	Basis of Fair Value Measurements
		Level 1	Level 2	Level 3
Liabilities:
Contingent consideration (Note 3)	$(3,864)	$—	$—	$(3,864)
Warrant liability (Note 10)	$(149)	$—	$—	$(149)

The following tables provide a rollforward of the Company’s level three fair value measurements during the year ended March 31, 2014, which consist of the Company’s contingent consideration liability and warrant liability (in thousands):

Contingent consideration, net of working capital:
Balance at March 31, 2011	$(4,439)
Contingent consideration payment	1,546
Changes in working capital adjustment	(409)
Change in fair value of contingent consideration	(1,067)

Balance at March 31, 2012	$(4,369)
Contingent consideration payment	1,600
Changes in working capital adjustment	(7)
Change in fair value of contingent consideration	(1,088)

Balance at March 31, 2013	$(3,864)
Contingent consideration payment	1,650
Converted to note payable	2,348
Change in fair value of contingent consideration	(134)

Balance at March 31, 2014	$—

Warrant liability:
Balance at March 31, 2011	$—
Securities purchase agreement — warrant liability	(3,250)
Change in fair value of warrant liability	2,557

Balance at March 31, 2012	$(693)
Change in fair value of warrant liability	544

Balance at March 31, 2013	$(149)
Change in fair value of warrant liability	74

Balance at March 31, 2014	$(75)

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

Useful Life (Years)
Trademarks	6 - 15
Customer relationships	6 - 8

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

The Company performed the second step of the goodwill impairment test and recorded an impairment charge of $10.5 million in the year ended March 31, 2013, which reduced the goodwill balance to zero.

Impairment of Long-Lived Assets

Long-lived assets, such as property and equipment and purchased intangibles subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset. Assets to be disposed of would be separately presented in the balance sheet and reported at the lower of the carrying amount or fair value less costs to sell, and are no longer depreciated. The assets and liabilities of a disposal group classified as held for sale would be presented separately in the appropriate asset and liability sections of the balance sheet. The Company did not record impairment of long-lived assets in fiscal years 2014, 2013 and 2012.

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

Royalty payments to independent video game developers and co-publishing affiliates are payments for the development of intellectual property related to the Company’s video game titles. Payments made prior to the establishment of technological feasibility are expensed as research and development. Once technological feasibility has been established, payments made are capitalized and amortized upon release of the product. Additional royalty payments due after the general release of the product are typically expensed as cost of sales at the higher of the contractual or effective royalty rate based on net product sales.

Advertising and Research and Development

Advertising costs and research and development are expensed as incurred. Advertising costs amounted to $2,575,000, $3,513,000, and $3,511,000 in fiscal years 2014, 2013 and 2012, respectively. Cooperative advertising with retailers is recorded when revenue is recognized and such amounts are included in sales and marketing expense if there is a separate identifiable benefit with a fair value. Otherwise, such costs are recognized as a reduction of sales. Research and development costs amounted to $4,238,000, $4,205,000 and $5,634,000 for the years ended March 31, 2014, 2013 and 2012, respectively.

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

Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. To the extent that it is not “more likely than not” that a deferred tax asset will be realized, a valuation allowance is provided. Significant management judgment is required in assessing the ability to realize the Company’s deferred tax assets. In performing this assessment, management considers whether it is more likely than not that some portion or all of the assets will not be realized. The ultimate realization of deferred tax assets is dependent upon generation of future taxable income in each tax jurisdiction during the periods in which the temporary differences become deductible. Management considers the scheduled reversal of deferred liabilities, projected future taxable income, and tax planning strategies in making this assessment.

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

Net Loss per Share

Basic net loss per share is computed by dividing the net loss for the period by the weighted average number of common shares outstanding during the period. Diluted net loss per share is computed by dividing net loss for the period by the weighted average number of common shares outstanding, increased by potentially dilutive securities. Potentially dilutive securities are calculated using the treasury stock method and represent incremental shares issuable upon exercise of outstanding stock options and warrants. However, potentially dilutive securities are not included in the denominator of the diluted earnings per share calculation when inclusion of such shares would be anti-dilutive. As a result, the denominator for diluted loss per share is the same as the weighted average common shares in periods when a net loss is reported.

The following table sets forth the computation of diluted weighted average common and potential common shares outstanding for the years ended March 31, 2014, 2013 and 2012 (in thousands, except share and per share amounts):

	Years Ended March 31,
	2014	2013	2012
Numerator:
Net loss	$(7,441)	$(11,200)	$(1,627)

Denominator:
Weighted average common shares	63,757,395	63,471,235	63,094,422

Denominator for diluted net loss per share	63,757,395	63,471,235	63,094,422

Loss per share:
Basic	$(0.12)	$(0.18)	$(0.03)
Diluted	$(0.12)	$(0.18)	$(0.03)
Anti-dilutive securities excluded from the computation of diluted loss per share:
Outstanding options	7,644,948	8,832,288	7,453,212
Outstanding warrants	2,540,918	2,540,918	2,311,191
Shares subject to convertible note payable	—	—	475,895

Stock-Based Compensation

The Company records compensation expense associated with share-based awards made to employees and directors based upon their grant date fair value. The Company recognizes these compensation costs on a straight-line basis over the requisite service period of the award, which is four years, except for grants to Board of Directors, which vest in one year.

The fair value of each option award is estimated on the date of grant using the Black-Scholes option valuation model, using the assumptions noted in Note 8 — Stock-Based Compensation. The expected life of the options is based on a number of factors, including historical exercise experience, the vesting term of the award, and the expected volatility of the Company’s stock. The expected volatility is estimated based on the historical volatility (using daily pricing) of the Company’s stock. The risk-free interest rate is determined based on a constant U.S. Treasury security rate with a contractual life that approximates the expected term of the stock options. The Company reduces the calculated stock-based compensation expense for estimated forfeitures by applying a forfeiture rate, based upon historical pre-vesting option cancelations. Estimated forfeitures are reassessed at each balance sheet date and may change based on new facts and circumstances.

See Note 8 — Stock-Based Compensation for additional information regarding the Company’s stock-based compensation plans.

Comprehensive Loss

Comprehensive loss consists of net loss and certain changes in equity that are excluded from net loss. Accumulated other comprehensive loss represents net unrealized gains and losses from foreign currency translation adjustments.

Recently Issued Accounting Standards

The Company has adopted no new accounting standards during the year ended March 31, 2014.

(3)    Prior Acquisition

May 28, 2010, the Company acquired all of the outstanding stock of Tritton Technologies Inc. (“Tritton”) for $1,400,000 cash, subject to a working capital adjustment, and contingent consideration based on a percentage of future sales of Tritton products over a five-year period, subject to maximum annual amounts, up to an aggregate of $8,700,000. Through May 2013, the Company paid $4,788,000 for the first three years of the five-year contingent period. On February 27, 2014, the Company and individuals who held approximately 99% of Tritton prior to the purchase (the “Sellers”) entered into a Settlement and Release Agreement (the “Settlement Agreement”). Under the Settlement Agreement, the Company agreed to issue to the Sellers a Promissory Note (the “Note Payable”) providing for payments to the Sellers in an aggregate amount equal to $2,475,000 over a two-year period commencing in May 2014, which replaced the final two years of contingent consideration. As of March 31, 2014, the liability for contingent consideration is $0 and the present value of the Note Payable is $2,359,000, with an effective interest rate of 5.25%.

The fair value of the contingent consideration arrangement had been determined primarily by using the income approach. Fluctuations in the fair value of contingent consideration were impacted by unobservable inputs, most significantly estimated future sales of Tritton products and the estimated discount rate. Significant increases (decreases) in either of those inputs in isolation would result in a significantly higher (lower) fair value measurement. Generally, a change in the assumption used for estimated future sales of Tritton products is accompanied by a directionally similar change in the fair value of contingent consideration liability, whereas a change in assumption used for the estimated discount rate is accompanied by a directionally opposite change in the fair value of contingent consideration liability.

The Company assessed the estimated fair value of the contractual obligation to pay the contingent consideration on a quarterly basis and any changes in estimated fair value are recorded in ‘acquisition related items’ in the Company’s statement of operations.

(4)    Inventories

Inventories consist of the following (in thousands):

	March 31,
	2014	2013
Raw materials	$1,032	$1,789
Finished goods	16,157	22,006

	$17,189	$23,795

The amount of inventory pledged as collateral totaled $11,647,000 at March 31, 2014.

(5)    Property and Equipment

Property and equipment, net, consist of the following (in thousands):

	March 31,
	2014	2013
Molds	$8,707	$7,868
Computer equipment and software	2,529	2,413
Manufacturing and office equipment	1,376	1,562
Furniture and fixtures	518	552
Leasehold improvements	984	1,001

	14,114	13,396
Less: Accumulated depreciation and amortization	(11,377)	(10,419)

	$2,737	$2,977

Depreciation expense related to property and equipment totaled $1,825,000, $2,089,000, and $2,297,000 for the years ended March 31, 2014, 2013 and 2012, respectively.

(6)    Intangible Assets and Goodwill

The Company’s acquired intangible assets are summarized as follows (in thousands):

	March 31, 2014			March 31, 2013
	Cost	Accumulated Amortization	Net Book Value	Cost	Accumulated Amortization	Net Book Value
Trademarks	$4,154	$1,601	$2,553	$4,073	$1,271	$2,802
Customer relationships	3,852	3,383	469	3,733	2,856	877

Intangible assets	$8,006	$4,984	$3,022	$7,806	$4,127	$3,679

Amortization of intangible assets was approximately $743,000, $933,000 and $955,000 in fiscal 2014, 2013 and 2012, respectively.

As of March 31, 2014, the future estimated amortization expense for these acquired intangible assets for the next five years and thereafter is expected to be as follows (in thousands):

Years ending March 31:
2015	$437
2016	437
2017	438
2018	438
2019	344
Thereafter	928

$3,022

The changes in the carrying amount of goodwill for the years ended March 31, 2013 are as follows (in thousands):

Balance at March 31, 2012	$10,476
Translation adjustment	(8)
Goodwill impairment	(10,468)

Balance at March 31, 2013	$0

The accumulated goodwill impairment losses previously recognized by the Company totaled $38,355,000 at March 31, 2014 and 2013.

(7)    Bank Loan

We maintain a Credit Facility with Wells Fargo Capital Finance, LLC (“Wells Fargo”) to borrow up to $30 million under a revolving line of credit subject to the availability of eligible collateral (accounts receivable and inventories), which changes throughout the year. The Credit Facility expires on October 31, 2015. Under the line of credit, interest accrues on the daily outstanding balance at an interest rate that ranges from U.S. prime rate plus 0.50% to U.S. prime rate plus 2.0% per annum, depending upon the fixed charge coverage ratio. At March 31, 2014 and 2013, the interest rate was 5.25% and 3.75%, respectively. The Company is also required to pay a monthly service fee of $1,500 and an unused line fee equal to 0.25% of the unused portion of the loan. Borrowings under the Credit Facility are secured by a first priority interest in the inventories, equipment, and accounts receivable of certain subsidiaries of Mad Catz, Inc. (“MCI”) and by a pledge of all of the capital stock of the Company’s subsidiaries and is guaranteed by the Company. The Company is required to meet a monthly financial covenant based on a trailing three months’ Adjusted EBITDA, as defined, through May 2014, and a quarterly financial covenant, effective with the quarter ending June 30, 2014, based on the Company’s trailing four quarter’s coverage of fixed charges. The Company was in compliance with the financial covenants as of March 31, 2014. On June 4, 2014, the Credit Facility was amended to reduce the amount that can be borrowed under the facility from $30 million to $25 million, eliminate the quarterly financial covenant, and add a monthly financial covenant based on a trailing twelve months’ Adjusted EBITDA, as defined, effective June 2014 through June 2015.

We depend upon the availability of capital under our Credit Facility to finance our operations. To meet the requirements of the monthly financial covenant in the coming fiscal year, our plan depends on our ability to increase net sales and improve gross margin. If we are unable to comply with the amended monthly financial covenant contained in the Credit Facility, Wells Fargo may declare the outstanding borrowings under the facility immediately due and payable. If we need to obtain additional funds as a result of the termination of the Credit Facility or the acceleration of amounts due thereunder, there can be no assurance that alternative financing can be obtained on substantially similar or acceptable terms, or at all. Our failure to promptly obtain alternate financing could limit our ability to implement our business plan and have an immediate, severe and adverse impact on our business, results of operations, financial condition and liquidity. In the event that no alternative financing is available, we would be forced to drastically curtail operations, or dispose of assets, or cease operations altogether.

(8)    Stock-Based Compensation

The Company’s Stock Option Plan (the “2007 Plan”) allows the Company to grant options to purchase common stock to employees, officers and directors up to a maximum of 10,300,000 shares of common stock. Options granted under the 2007 Plan expire ten years from the date of grant and generally vest over a period of four years, with the first 25% vesting on the one-year anniversary of the grant date and the remainder vesting monthly over the remaining 36 months. At March 31, 2014, a total of 1,552,039 shares were available for future grant under the 2007 Plan.

A summary of option activity is presented as follows:

	Years Ended March 31,
	2014		2013		2012
	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price
Outstanding, beginning of year	9,364,744	$0.66	7,951,463	$0.66	6,437,259	$0.58
Granted	362,054	0.50	1,500,000	0.67	1,975,000	0.98
Exercised	(454,107)	0.41	(15,000)	0.47	(80,756)	0.43
Expired/canceled	(2,072,709)	0.89	(71,719)	0.49	(380,040)	1.13

Outstanding, end of year	7,199,982	$0.66	9,364,744	$0.66	7,951,463	$0.66

Exercisable, end of year	5,542,304	$0.65	6,320,370	$0.61	4,804,378	$0.59

Vested and expected to vest, end of year	6,716,143	$0.66	8,812,244	$0.66	7,392,475	$0.66

As of March 31, 2014, the aggregate intrinsic value of options outstanding was $162,763 and the weighted average remaining contractual term of these options was 6.3 years; the aggregate intrinsic value of options exercisable was $147,732, and the remaining weighted average contractual term of these options was 5.7 years. The aggregate intrinsic value of options exercised in fiscal years 2014, 2013 and 2012 was $100,988, $3,000 and $87,609, respectively. As of March 31, 2014, the total unrecognized compensation cost related to unvested options was $781,441, which is expected to be recognized over a weighted-average period of 1.5 years.

The weighted average per share fair value of the options granted during the years ended March 31, 2014, 2013 and 2012 were $0.35, $0.47 and $0.69, respectively.

The Company estimated the fair value of each stock option grant on the date of grant using the Black-Scholes model with the following assumptions for the years ended March 31, 2014, 2013 and 2012:

	Years Ended March 31,
	2014	2013	2012
Assumptions:
Expected volatility	84% - 90%	92%	92%
Risk-free interest rate	0.68% - 1.72%	0.71%	1.02%
Dividend yield	—	—	—
Expected term	5 - 7 years	5 years	5 years

The Company’s net loss for the years ended March 31, 2014, 2013 and 2012 has been increased by stock-based compensation expense, net of taxes, of approximately $485,000, $481,000 and $470,000, respectively.

(9)    Income Taxes

Domestic and foreign loss before income taxes and details of income tax (benefit) expense are as follows (in thousands):

	Years Ended March 31,
	2014	2013	2012
(Loss) income before income taxes:
Domestic (U.S.)	$(4,324)	$(8,711)	$(16,812)
Foreign	(3,511)	(453)	13,921

	$(7,835)	$(9,164)	$(2,891)

Income tax (benefit) expense:
Current:
Federal (U.S.)	$—	$—	$(3,477)
State (U.S.)	55	(33)	94
Foreign	527	1,881	1,887

	582	1,848	(1,496)

Deferred:
Federal (U.S.)	—	—	—
State (U.S.)	—	—	—
Foreign	(976)	188	232

	(976)	188	232

Income tax (benefit) expense	$(394)	$2,036	$(1,264)

The difference between reported income tax (benefit) expense and the amount computed by multiplying loss before income taxes by the Company’s applicable Canadian statutory tax rate of approximately 26.5%, 26.5% and 28% is reconciled as follows (in thousands):

	Years Ended March 31,
	2014	2013	2012
Income tax benefit using the Company’s Canadian statutory tax rates	$(2,076)	$(2,428)	$(810)
Income taxed in jurisdictions other than Canada	(405)	(1,715)	(2,959)
Prior year true-up	181	(219)	(2,477)
Change in valuation allowance	1,572	2,987	2,181
Goodwill impairment	—	2,827	—
Other tax increases due to nondeductible expenses	126	489	2,859
Gain on change in fair value of warrant liability	(9)	(141)	(703)
Tax rate changes	189	64	662
Other	28	172	(17)

	$(394)	$2,036	$(1,264)

The sources of significant temporary differences that give rise to the deferred tax assets and liabilities are as follows (in thousands):

	March 31,
	2014	2013
Deferred tax assets:
Tax loss carryforwards	$16,583	$12,568
Difference between book and tax basis of inventories	835	1,336
Difference between book and tax basis of accounts receivables	322	574
Deferred fees not currently deductible	147	109
Accruals and reserves not currently deductible	652	756
Difference between book and tax basis of intangible assets, property & equipment	978	1,188
Unclaimed depreciation on property and equipment	204	221
Goodwill and intangibles	842	966
Unclaimed scientific research expenditures	190	207
Foreign tax credits	1,615	1,389
Other	175	320

	22,543	19,634
Less valuation allowance	(18,730)	(17,339)

	$3,813	$2,295

Deferred tax liabilities:
Federal liability on state tax loss	$699	$538
Prepaid liabilities	46	106
Goodwill and intangibles	986	1,177

	$1,731	$1,821

Net deferred tax assets	$2,082	$474

In assessing the ability to realize the deferred tax assets, management considers whether it is more likely than not that some portion or all of the assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income in each tax jurisdiction during the periods in which temporary differences in those jurisdictions become deductible. Management considers the scheduled reversal of deferred liabilities, projected future taxable income, and tax planning strategies in making this assessment.

With regards to the deferred tax assets of the Company’s Canadian holding company, Mad Catz Interactive, Inc. (“MCII”), the Company believes there is insufficient evidence to conclude that realization of the benefit is more likely than not and, therefore, the Company has provided a full valuation allowance against these assets. MCII is a corporate entity, which has no revenue or other income, and incurs corporate-related expenses. Taxable losses are incurred each year and MCII has a history of operating losses. These circumstances are not anticipated to change and, therefore, the Company does not expect MCII to generate sufficient taxable income in the foreseeable future to enable the entity to utilize its tax loss carryforwards. MCI is the Company’s U.S. operating entity and corporate headquarters and also owns the majority of Mad Catz intellectual property. As MCI has a cumulative three year pretax book loss as of March 31, 2014, the Company believes there is not sufficient positive evidence to overcome this significant piece of negative evidence in order to conclude that realization of the deferred tax assets are more likely than not and, therefore, continues to record a full valuation allowance against these assets. The Company’s French subsidiary (“Saitek S.A.”) has historical deferred tax assets that are not more likely than not realizable due to a change in the structure of the business and therefore has a full valuation allowance against these assets. The Company’s United Kingdom (“Mad Catz UK”) and Canadian (“Mad Catz Canada”) entities both have deferred tax assets that are not more likely than not realizable and therefore has recorded a partial valuation allowance against these assets. During fiscal 2014, the Company released

$0.7 million of valuation allowances related to deferred tax assets in Mad Catz UK and Mad Catz Canada due to a change in estimate of the future profitability of these entities based on positive changes in the underlying businesses. With regard to the Company’s Hong Kong, (“MCIA”) and German (“ Mad Catz GmBH”) entities’ deferred tax assets, the Company believes that it is more likely than not that the results of future operations will generate sufficient taxable income to realize the deferred tax assets, and therefore no valuation allowance has been provided for these assets. These entities have historically realized pretax book income and taxable income and are projected to continue to do so for the foreseeable future. The Company’s Japanese entity (“Mad Catz Japan”) is a new sales and marketing subsidiary that incurred start-up losses, but is expected to generate future operating income. Therefore, the Company believes that it is more likely than not that the results of future operations will generate sufficient taxable income to realize the deferred tax assets and, therefore, no valuation allowance has been provided for these assets. The Company will continue to evaluate the ability to realize its net deferred tax asset on an ongoing basis to identify whether any significant changes in circumstances or assumptions have occurred that could materially affect the ability to realize its deferred tax assets and expects to release the valuation allowance when it has sufficient positive evidence, including but not limited to, cumulative earnings in successive recent periods, to overcome such negative evidence. We believe our net deferred tax assets will be realized within the next ten years.

MCI has U.S. federal and California tax loss carryforwards of approximately $18.0 million, and $23.2 million, respectively, which may be carried forward to reduce future years’ taxable income. These tax loss carryforwards begin to expire in 2022 and 2015, respectively. As noted above, a full valuation allowance is provided against the deferred tax assets related to these tax loss carryforwards.

MCIA has net operating loss carryforwards of $4.1 million which may be carried forward indefinitely.

Saitek has foreign net operating loss carryforwards of approximately $12.7 million which may be carried forward indefinitely. The Internal Revenue Code (the “Code”) limits the future availability of net operating loss and tax credit carryforwards that arose prior to certain cumulative changes in a corporation’s ownership resulting in a change of control. In 2007, when the Company purchased the Saitek group, it acquired federal and state net operating loss carryforwards of approximately $2.8 million and $3.6 million, respectively. All of the federal and California net operating losses are subject to an annual limitation based on the ownership change.

The total non-capital and capital income tax loss carryforwards of MCII of $16.3 million consists of non-capital income tax losses of $13.4 million, which expire from 2014 through 2034, and net capital tax losses of $2.9 million, which are available indefinitely to offset taxable capital gains. As noted above, a full valuation allowance is provided against the deferred tax assets related to these tax loss carryforwards.

MCII does not record deferred income taxes on the approximate $41.3 million of undistributed earnings of its non-Canadian subsidiaries based upon the Company’s intention to permanently reinvest undistributed earnings. MCII may be subject to income and withholding taxes if earnings of the non-Canadian subsidiaries were distributed. Considering the MCII tax loss carry forward and related valuation allowance, the deferred tax liability on the Company’s undistributed earnings would be no more than $2.2 million at March 31, 2014.

There were no unrecognized tax benefits at March 31, 2014 and 2013. The Company’s policy is to recognize interest and penalties related to unrecognized tax benefits in income tax expense.

The Company is subject to taxation in the U.S. and various states and foreign jurisdictions.

The Company’s historical tax years are subject to examination by the Internal Revenue Service and various state jurisdictions for fiscal years ended March 31, 2011 to the present. With few exceptions, the Company is no longer subject to foreign examinations by tax authorities for fiscal years ended before March 31, 2010. Effectively, all of the Company’s Saitek foreign subsidiaries historical tax years are subject to examination by various foreign tax authorities due to the generation of net operating losses.

The Company does not foresee any material changes to unrecognized tax benefits within the next twelve months.

(10)    Securities Purchase Agreement

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

The Company accounts for the Warrants with exercise price reset as liabilities carried at fair value, with changes in fair value included in net loss until such time as the Warrants are exercised or expire.

The fair value of the Warrants decreased from $3,250,000 as of the initial valuation date to $693,000 as of March 31, 2012, which resulted in a $2,557,000 gain from the change in fair value of warrants for the year ended March 31, 2012. The fair value of the Warrants decreased from $693,000 as of March 31, 2012 to $149,000 as of March 31, 2013, which resulted in a $544,000 gain from the change in fair value of warrants for the year ended March 31, 2013. The fair value of the Warrants decreased from $149,000 as of March 31, 2013 to $75,000 as of March 31, 2014, which resulted in a $74,000 gain from the change in fair value of warrants for the year ended March 31, 2014.

These Warrants are not traded in an active securities market, and as such, the Company estimates the fair value of the Warrants using the Black-Scholes option pricing model using the following assumptions:

	March 31, 2014	March 31, 2013
Expected term	2.5 years	3.5 years
Common stock market price	$0.48	$0.38
Risk-free interest rate	0.67%	0.46%
Expected volatility	68.56%	79.65%

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

(11)    Commitments and Contingencies

Litigation

On October 3, 2013, the Company filed a complaint for patent infringement styled Mad Catz Interactive, Inc. v. Razer USA, Ltd., Case No. 13-cv-02371-GPC-JLB, in the United States District Court for the Southern District of California against Razer USA, Ltd. (“Razer”). The complaint alleges that the Company holds an exclusive license, within the United States, to make, use, sell, offer for sale, import, gift or otherwise dispose of the any product falling within the scope of one or more claims of U.S. Patent No. 6,157,370 (the “‘370 Patent”), including all right, power and interest to enforce the ‘370 Patent against any and all third parties, as well as exclusive standing to bring suit against any third party infringing the ‘370 Patent. The complaint further alleges that Razer has infringed and continues to infringe the ‘370 Patent by making, using, offering for sale, selling, and/or importing in the United States certain products covered by one of more claims of the ‘370 Patent, including Razer’s “Ouroboros” computer mouse. On January 10, 2014, Razer filed a counterclaim against the Company for alleged infringement of U.S. Patent No. 8,605,063 (the “‘063 Patent”). Razer further contends that the ‘370 Patent is invalid and unenforceable, and denies infringement. Mad Catz also contends that the ‘063 Patent is invalid and unenforceable, and denies infringement. No trial date has been set in the matter. The Claim Construction Hearing for the ‘370 Patent and the ‘063 Patent is scheduled for August 22, 2014. The parties are currently conducting discovery. The Company believes that the allegations lack merit and intends to vigorously defend all claims asserted. We have not recorded any accrual for a contingent liability associated with this legal proceeding based on our belief that a liability is not probable and any range of potential future charge cannot be reasonably estimated at this time.

On March 6, 2014, AI Automation, LLC filed a complaint against the Company (and third parties Harmonix Music Systems, Inc. and Gamestop Corp.) for patent infringement in the United States District Court for the Eastern District of Texas. The complaint is styled AI Automation, LLC v. Harmonix Music Systems, Inc., et al, Civil Action No. 6:14-CV-156 and it alleges that the defendants have infringed and continue to infringe U.S. Patent No. 6,388,181 (the “‘181 Patent”) by making, using, offering for sale, selling, and/or importing in the United States various video games software and accessories, including, but not limited to, Rock Band 3 software and Rock Band 3 instruments specially designed for use with the Rock Band 3 software covered by one of more claims of the ‘181 Patent. The complaint was formally served on the Company on April 14, 2014. No trial date has been set and no discovery has commenced. Mad Catz is entitled to defense and indemnity arising out of the claims of the ‘181 patent by reason of its agreement with Harmonix Music Systems relating to the sale and marketing of the Rock Band 3 software and manufacture and sale of certain peripherals for Rock Band 3.

On March 11, 2014, the Better Mouse Company, LLC filed a complaint against the Company and its subsidiary, Mad Catz, Inc., for patent infringement in the United States District Court for the Eastern District of Texas. The complaint is styled Better Mouse Company, LLC v. Mad Catz Interactive, Inc., et al, Civil Action No. 2:14-CV-204 and it alleges that the Company and its subsidiary have infringed and continue to infringe U.S. Patent No. 7,532,200 (the “‘200 Patent”) by making, using, offering for sale, selling, and/or importing in the United States certain products (computer mice) covered by one of more claims of the ‘200 Patent. The complaint was formally served on the Company on May 8, 2014. No trial date has been set and no discovery has commenced. The Company believes that the allegations lack merit and intends to vigorously defend all claims asserted. We have not recorded any accrual for a contingent liability associated with this legal proceeding based on our belief that a liability is not probable and any range of potential future charge cannot be reasonably estimated at this time.

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

Leases

The Company is obligated under certain non-cancelable operating leases, primarily for warehouses and office space. Rent expense for operating leases was approximately $2,274,000, $2,104,000 and $2,229,000 for the years ended March 31, 2014, 2013 and 2012, respectively. Annual future minimum rental payments required under operating leases as of March 31, 2014 are as follows (in thousands):

Years ending March 31:
2015	$1,781
2016	984
2017	663
2018	179
Thereafter	—

$3,607

Royalty and License Agreements

The Company has license agreements to utilize existing design and utility technology with its products. The Company also has royalty agreements for use of licensed trademarks and celebrity endorsements. These agreements have royalty and license fees based on different percentages of certain types of sales or a predetermined amount per unit. Royalty and license expenses were $3,294,000, $6,319,000 and $6,425,000 for the years ended March 31, 2014, 2013 and 2012, respectively. Annual future minimum payments required under royalty and license agreements as of March 31, 2014 are as follows (in thousands):

Years ending March 31:
2015	$183
2016	50
2017	50
2018	40
Thereafter	—

$323

(12)    Employee Savings Plan

The Company has an employee savings plan in the U.S. that permits eligible participants to make contributions by salary reduction pursuant to section 401(k) of the Internal Revenue Code. The Company may make discretionary matches of employee contributions. During the years ended March 31, 2014, 2013 and 2012, the Company matched 50% of the first 8% of compensation that was contributed by each participating employee to the plan. The Company’s discretionary contributions to the plan were $138,000, $164,000 and $183,000 for the years ended March 31, 2014, 2013 and 2012, respectively.

(13)    Geographic and Product Line Data

The Company’s sales are attributed to the following geographic regions (in thousands):

	Years Ended March 31,
	2014	2013	2012
Net sales:
EMEA	$53,132	$61,960	$54,512
Americas	28,470	51,316	57,363
APAC	8,027	9,388	5,677

	$89,629	$122,664	$117,552

Revenue is attributed to geographic regions based on the location of the customer.

The Company’s property and equipment, net, are attributed to the following geographic regions (in thousands):

	2014	2013
Property and equipment, net:
Americas	$417	$644
EMEA	92	150
APAC	2,228	2,183

	$2,737	$2,977

Our sales by platform were as follows:

	Years Ended March 31,
	2014	2013
PC and Mac	45%	33%
Universal	29%	25%
Next gen consoles (a)	3%	1%
Legacy consoles (b)	19%	39%
Smart devices	2%	1%
All others	2%	1%

	100%	100%

(a) Includes products developed for Xbox One, Playstation 4 and Wii U.

(b) Includes products developed for Xbox 360, Playstation 3 and Wii.

Our sales by product category were as follows:

	Years Ended March 31,
	2014	2013
Audio	47%	48%
Mice and Keyboards	29%	21%
Specialty controllers	16%	14%
Accessories	5%	8%
Controllers	1%	5%
Games and other	2%	4%

	100%	100%

Our sales by brand were as follows:

	Years Ended March 31,
	2014	2013
Mad Catz	41%	45%
Tritton	42%	44%
Saitek	12%	9%
All others	5%	2%

	100%	100%

(14)    Quarterly Financial and Market Information (Unaudited)

	Quarter Ended
	June 30	Sept. 30	Dec. 31	Mar. 31
	(Amounts in thousands, except per share data)
Fiscal 2014:
Net sales	$18,684	$17,839	$32,889	$20,217
Gross profit	5,365	4,770	7,925	4,838
Operating (loss) income	(2,118)	(3,617)	902	(1,689)
Net loss	(2,065)	(4,545)	(566)	(265)
Net loss per share — basic	(0.03)	(0.07)	(0.01)	(0.00)
Net loss per share — diluted	(0.03)	(0.07)	(0.01)	(0.00)
Common stock price per share:
High	0.50	0.90	0.81	0.54
Low	0.38	0.46	0.44	0.42
Fiscal 2013:
Net sales	$21,822	$31,215	$45,019	$24,608
Gross profit	6,275	8,987	12,903	6,351
Operating (loss) income	(1,692)	512	4,144	(12,479)
Net (loss) income	(1,717)	(450)	3,127	(12,160)
Net (loss) income per share — basic	(0.03)	(0.01)	0.05	(0.19)
Net (loss) income per share — diluted	(0.03)	(0.01)	0.05	(0.19)
Common stock price per share:
High	0.60	0.71	0.68	0.61
Low	0.41	0.54	0.50	0.38