Form 10-Q
period 2014-06-30
MAD CATZ INTERACTIVE INC
filed 2014-08-04
CIK 1088162

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2014

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

There were 64,098,173 shares of the registrant’s common stock issued and outstanding as of July 30, 2014.

MAD CATZ INTERACTIVE, INC.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2014

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements

MAD CATZ INTERACTIVE, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

(Unaudited)

	June 30, 2014	March 31, 2014
ASSETS
Current assets:
Cash	$2,465	$1,496
Accounts receivable, net	7,464	8,059
Other receivables	1,404	1,531
Inventories	17,711	17,189
Deferred tax assets	933	926
Income tax receivable	895	895
Prepaid expenses and other current assets	1,425	1,605

Total current assets	32,297	31,701
Deferred tax assets	1,365	1,334
Other assets	363	499
Property and equipment, net	2,492	2,737
Intangible assets, net	2,913	3,022

Total assets	$39,430	$39,293

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Bank loan	$7,763	$5,612
Accounts payable	13,442	13,661
Accrued liabilities	4,597	4,874
Note payable	1,032	1,336
Income taxes payable	89	330

Total current liabilities	26,923	25,813
Note payable, less current portion	962	1,023
Warrant liability	94	75
Deferred tax liabilities	179	178
Other long-term liabilities	60	78

Total liabilities	28,218	27,167
Shareholders’ equity:
Common stock, no par value, unlimited shares authorized; 64,098,173 and 63,931,506 shares issued and outstanding at June 30, 2014 and March 31, 2014, respectively	61,036	60,847
Accumulated other comprehensive loss	(1,615)	(1,757)
Accumulated deficit	(48,209)	(46,964)

Total shareholders’ equity	11,212	12,126

Total liabilities and shareholders’ equity	$39,430	$39,293

See accompanying notes to unaudited consolidated financial statements.

MAD CATZ INTERACTIVE, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(in thousands, except share and per share data)

	Three Months Ended June 30,
	2014	2013
Net sales	$16,747	$18,684
Cost of sales	11,684	13,319

Gross profit	5,063	5,365
Operating expenses:
Sales and marketing	2,412	2,906
General and administrative	3,151	3,233
Research and development	522	1,011
Acquisition related items	—	99
Amortization of intangible assets	109	234

Total operating expenses	6,194	7,483

Operating loss	(1,131)	(2,118)

Other expense:
Interest expense, net	(158)	(118)
Foreign currency exchange loss, net	(35)	(24)
Change in fair value of warrant liability	(19)	(17)
Other income	81	71

Total other expense	(131)	(88)

Loss before income taxes	(1,262)	(2,206)
Income tax benefit	17	141

Net loss	$(1,245)	$(2,065)

Net loss per share:
Basic	$(0.02)	$(0.03)

Diluted	$(0.02)	$(0.03)

Shares used in per share computations:
Basic	64,081,689	63,477,399

Diluted	64,081,689	63,477,399

See accompanying notes to unaudited consolidated financial statements.

MAD CATZ INTERACTIVE, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(Unaudited)

(in thousands)

	Three Months Ended June 30,
	2014	2013
Net loss	$(1,245)	$(2,065)
Foreign currency translation adjustments	142	34

Comprehensive loss	$(1,103)	$(2,031)

See accompanying notes to unaudited consolidated financial statements.

MAD CATZ INTERACTIVE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	Three Months Ended June 30,
	2014	2013
Cash flows from operating activities:
Net loss	$(1,245)	$(2,065)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	501	686
Accrued and unpaid interest expense on note payable	10	—
Amortization of deferred financing fees	15	8
Stock-based compensation	123	153
Change in fair value of contingent consideration	—	(764)
Change in fair value of warrant liability	19	17
Provision for deferred income taxes	(37)	16
Changes in operating assets and liabilities:
Accounts receivable	629	4,915
Other receivables	134	(661)
Inventories	(493)	(1,503)
Prepaid expenses and other current assets	190	(29)
Other assets	162	(31)
Accounts payable	(96)	(379)
Accrued liabilities	(262)	(1,292)
Income taxes receivable/payable	(227)	(380)

Net cash used in operating activities	(577)	(1,309)

Cash flows from investing activities:
Purchases of property and equipment	(261)	(160)

Net cash used in investing activities	(261)	(160)

Cash flows from financing activities:
Borrowings on bank loan	13,686	18,891
Repayments on bank loan	(11,535)	(17,022)
Payment of financing fees	(50)	—
Repayments on note payable	(375)	—
Proceeds from exercise of stock options	66	—
Payment of contingent consideration	—	(787)

Net cash provided by financing activities	1,792	1,082

Effects of foreign currency exchange rate changes on cash	15	12

Net increase (decrease) in cash	969	(375)
Cash, beginning of period	1,496	2,773

Cash, end of period	$2,465	$2,398

Supplemental cash flow information:
Income taxes paid	$240	$631

Interest paid	$99	$99

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

Basis of Accounting

The accompanying unaudited consolidated financial information has been prepared by management, without audit, in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. The consolidated balance sheet at March 31, 2014 was derived from the audited consolidated financial statements at that date; however, it does not include all disclosures required by accounting principles generally accepted in the United States (“U.S. GAAP”).

In the opinion of management, the unaudited consolidated financial statements for the interim period presented reflect all material adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the financial position and results of operations as of and for such periods indicated. These unaudited consolidated financial statements and notes hereto should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended March 31, 2014. These consolidated financial statements refer to the Company’s fiscal years ending March 31 as its “fiscal” years. The Company generates a substantial percentage of net sales in the last three months of every calendar year, its fiscal third quarter. Results for the interim periods presented herein are not necessarily indicative of results that may be reported for any other interim period or for the fiscal year ending March 31, 2015. All currency amounts are presented in U.S. dollars. 5

Principles of Consolidation

The accompanying unaudited consolidated financial statements include the accounts of Mad Catz and its wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation. References to the “Company,” “we,” “us,” “our” and other similar words refer to Mad Catz Interactive, Inc. and its consolidated subsidiaries, unless the context suggests otherwise.

Use of Estimates

The unaudited consolidated financial statements have been prepared in conformity with U.S. GAAP. Applying these principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the unaudited consolidated financial statements and the reported amounts of sales and expenses during the reporting periods. On an ongoing basis, the Company evaluates its estimates, including those related to asset impairments, reserves for accounts receivable and inventories, valuation and recognition of share-based payments, and income taxes. As future events and their effects cannot be determined with precision, actual results could differ from these estimates.

Recently Issued Accounting Standards

The following new accounting standards have been issued, but not adopted by the Company as of June 30, 2014:

In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2014-09, Revenue from Contracts with Customers. ASU 2014-09 requires an entity to recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods and services. The effective date of ASU 2014-09 is for annual reporting periods beginning after December 15, 2016. The Company is currently evaluating the impact of adopting ASU 2014-09.

(2) Fair Value Measurements

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

For a description of the fair value hierarchy, see Note 2 to the Company’s 2014 consolidated financial statements contained in the Company’s Annual Report on Form 10-K for its fiscal year ended March 31, 2014.

The following tables provide a summary of the recognized assets and liabilities carried at fair value on a recurring basis as of June 30, 2014 and March 31, 2014 (in thousands):

		Basis of Fair Value Measurements
	Balance as of June 30, 2014	Level 1	Level 2	Level 3
Liabilities:
Warrant liability (Note 4)	$(94)	$—	$—	$(94)

		Basis of Fair Value Measurements
	Balance as of March 31, 2014	Level 1	Level 2	Level 3
Liabilities:
Warrant liability (Note 4)	$(75)	$—	$—	$(75)

The following tables provide a roll forward of the Company’s level three fair value measurements during the three months ended June 30, 2014, which consist of the Company’s warrant liability (in thousands):

Warrant liability:
Balance at March 31, 2014	$(75)
Change in fair value of warrant liability	(19)

Balance at June 30, 2014	$(94)

(3) Inventories

Inventories consist of the following (in thousands):

	June 30, 2014	March 31, 2014
Raw materials	$755	$1,032
Finished goods	16,956	16,157

	$17,711	$17,189

(4) Securities Purchase Agreement

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

The Company accounts for the Warrants with exercise price reset features as liabilities and carried at fair value, with changes in fair value included in net loss until such time as the Warrants are exercised or expire.

The fair value of the Warrants increased from $75,000 as of March 31, 2014 to $94,000 as of June 30, 2014, which resulted in a $19,000 loss from the change in fair value of warrants for the three months ended June 30, 2014.

These Warrants are not traded in an active securities market, and as such, the Company estimated the fair value of the Warrants using the Black-Scholes option pricing model using the following assumptions:

	June 30, 2014	March 31, 2014
Expected term	2.25 years	2.5 years
Common stock market price	$0.59	$0.48
Risk-free interest rate	0.57%	0.67%
Expected volatility	66.92%	68.56%

Expected volatility is based primarily on historical volatility. Historical volatility is computed using daily pricing observations for recent periods that correspond to the expected term of the Warrants. The Company believes this method produces an estimate that is representative of the Company’s expectations of future volatility over the expected term of these Warrants. The Company currently has no reason to believe future volatility over the expected remaining life of these Warrants is likely to differ materially from historical volatility. The expected life is based on the remaining contractual term of the Warrants. The risk-free interest rate is the interest rate for treasury constant maturity instruments published by the Federal Reserve Board that is closest to the expected term of the Warrants.

Fluctuations in the fair value of the Warrants are impacted by unobservable inputs, most significantly the assumption with regards to future equity issuances and their impact to the down-round protection feature. Significant increases (decreases) in this input in isolation would result in a significantly higher (lower) fair value measurement.

(5) Basic and Diluted Net Loss per Share

Basic net loss per share is calculated by dividing the net loss for the period by the weighted average number of common shares outstanding during the period. Diluted net loss per share includes the impact of potentially dilutive securities unless inclusion of such securities would be anti-dilutive.

Outstanding options to purchase an aggregate of 6,932,026 and 8,208,074 shares of the Company’s common stock for the three months ended June 30, 2014 and 2013, respectively, and outstanding warrants to purchase an aggregate of 2,540,918 shares of the Company’s common stock for each of the three months ended June 30, 2014 and 2013 were excluded from the diluted net loss per share calculations because of their anti-dilutive effect during these periods.

(6) Geographic and Product Line Data and Concentrations

The Company’s net sales are attributed to the following geographic regions (in thousands):

	Three Months Ended
	June 30,
	2014	2013
EMEA	$8,373	$10,115
Americas	5,449	6,600
APAC	2,925	1,969

	$16,747	$18,684

Revenue is attributed to geographic regions based on the location of the customer. During the three months ended June 30, 2014 one customer accounted for approximately 12% of the Company’s gross sales. During the three months ended June 30, 2013, one customer accounted for approximately 13% of the Company’s gross sales. At June 30, 2014, one customer represented 15% of accounts receivable and another customer represented 12% of accounts receivable. At March 31, 2014, one customer represented 15% of accounts receivable. At June 30, 2014 and 2013, no other customers accounted for greater than 10% of gross sales. At June 30, 2014 and March 31, 2014, no other customers accounted for greater than 10% of accounts receivable.

The Company’s sales by platform as a percentage of gross sales were as follows:

	Three Months Ended June 30,
	2014	2013
PC and Mac	47%	47%
Universal	25%	26%
Next gen consoles (a)	12%	—%
Smart devices	8%	1%
Legacy consoles (b)	7%	25%
All others	1%	1%

	100%	100%

(a)	Includes products developed for Xbox One, PlayStation 4 and Wii U.
(b)	Includes products developed for Xbox 360, PlayStation 3 and Wii.

The Company’s sales by product category as a percentage of gross sales were as follows:

	Three Months Ended June 30,
	2014	2013
Audio	39%	44%
Mice and keyboards	26%	30%
Specialty controllers	22%	17%
Controllers	7%	2%
Accessories	5%	6%
Games and other	1%	1%

	100%	100%

The Company’s sales by brand as a percentage of gross sales were as follows:

	Three Months Ended June 30,
	2014	2013
Tritton	36%	39%
Mad Catz	35%	47%
Saitek	18%	11%
All others	11%	3%

	100%	100%

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Unless the context otherwise requires, all references in this section to the “Company”, “we”, “us” or “our” refer, collectively, to Mad Catz Interactive, Inc. and all of its subsidiaries, and all references in this section to “Mad Catz” refer to Mad Catz Interactive, Inc.

This section contains forward-looking statements and forward looking information (collectively “forward-looking statements”) as defined in applicable securities legislation involving risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors including those set out under “Forward-looking Statements” herein and in “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended March 31, 2014 and in Part II Other Information — Item 1A. Risk Factors in this Quarterly Report on Form 10-Q. The following discussion should be read in conjunction with our consolidated financial statements and related notes included in this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K for the fiscal year ended March 31, 2014.

OVERVIEW

Our Business

We design, manufacture (primarily through third parties in Asia), market and distribute innovative interactive entertainment products marketed under our Mad Catz® (gaming), Tritton® (audio), and Saitek® (simulation) brands. Our products, which primarily include headsets, mice, keyboards, controllers, specialty controllers, and other accessories, cater to passionate gamers across multiple platforms including in-home gaming consoles, handheld gaming consoles, Windows® PC and Mac® computers, smart phones, tablets and other mobile devices. We distribute our products through our online store as well as through many leading retailers around the globe. Operationally headquartered in San Diego, California, we also maintain offices in Europe and Asia.

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

Foreign Currency

During the first quarter of fiscal 2015, approximately 72% of total net sales were transacted outside of the United States. The majority of our international business is presently conducted in currencies other than the U.S. dollar. Foreign currency transaction gains and losses arising from normal business operations are credited to or charged against earnings in the period incurred. As a result, fluctuations in the value of the currencies in which we conduct our business relative to the U.S. dollar will cause foreign currency exchange gains and losses, which we have experienced in the past and continue to experience. Due to the volatility of foreign currency exchange rates, among other factors, we cannot predict the effect of foreign currency exchange rate fluctuations upon future operating results. There can be no assurances that we will not experience foreign currency exchange losses in the future. To date, we have not hedged against foreign currency exposure and we cannot predict the effect foreign currency fluctuations will have on us in the future.

CRITICAL ACCOUNTING POLICIES

Our critical accounting policies and estimates remain consistent with those reported in our Annual Report on Form 10-K for the fiscal year ended March 31, 2014.

RESULTS OF OPERATIONS

Net Sales

For the three months ended June 30, 2014, net sales decreased 10% as compared to the three months ended June 30, 2013. We experienced a decline in all regions in sales of products developed for legacy consoles, particularly audio products, as a result of the console transitions that occurred in November 2013. Starting in our second quarter of fiscal 2014, we experienced a significant decline in net sales leading up to the console transition; however, net sales for the first quarter ended June 30, 2013 were not yet materially affected. Sales of products related to the new consoles, primarily audio, represented 12% of our sales during the three months ended June 30, 2014 as the installed base of the new consoles continues to increase. Outside of console gaming products, we also experienced a decline in sales of products designed for the PC and Mac. The decline related primarily to a decrease in sales of our gaming mice, which was driven by a reduction in product placement at some accounts compared to the prior year and, to a lesser extent, a decline in sales ahead of our new R.A.T. product launches. These decreases were offset partially by increases in sales of our Saitek flight simulation products due to new product introductions and increased marketing activities. We also experienced an increase in sales of products developed for smart devices, which represented 8% of our net sales during the three months ended June 30, 2014, driven primarily by controllers sold to a customer in APAC under a private label program.

From a geographical perspective, our net sales for the three months ended June 30, 2014 and 2013 were as follows (in thousands):

	Three Months Ended June 30,
	2014		2013		$ Change	% Change
	Net Sales	% of Total	Net Sales	% of Total
EMEA	$8,373	50%	$10,115	54%	$(1,742)	$(17)%
Americas	5,449	33%	6,600	35%	(1,151)	(17)%
APAC	2,925	17%	1,969	11%	956	49%

	$16,747	100%	$18,684	100%	$(1,937)	$(10)%

Our sales by platform as a percentage of gross sales were as follows:

	Three Months Ended June 30,
	2014	2013
PC and Mac	47%	47%
Universal	25%	26%
Next gen consoles (a)	12%	—%
Smart devices	8%	1%
Legacy consoles (b)	7%	25%
All others	1%	1%

	100%	100%

(a)	Includes products developed for Xbox One, PlayStation 4 and Wii U.
(b)	Includes products developed for Xbox 360, PlayStation 3 and Wii.

Our sales by product category as a percentage of gross sales were as follows:

	Three Months Ended
	June 30,
	2014	2013
Audio	39%	44%
Mice and keyboards	26%	30%
Specialty controllers	22%	17%
Controllers	7%	2%
Accessories	5%	6%
Games and other	1%	1%

	100%	100%

Our sales by brand as a percentage of gross sales were as follows:

	Three Months Ended
	June 30,
	2014	2013
Tritton	36%	39%
Mad Catz	35%	47%
Saitek	18%	11%
Other	11%	3%

	100%	100%

Gross Profit

Gross profit is defined as net sales less cost of sales. Cost of sales consists of product costs, cost of licenses and royalties, write-downs of inventory, cost of freight-in and freight-out and distribution center costs, including depreciation and other overhead costs.

The following table presents net sales, cost of sales and gross profit for the three months ended June 30, 2014 and 2013 (in thousands):

	Three Months Ended June 30,
	2014		2013		$ Change	% Change
	Amount	% of Net Sales	Amount	% of Net Sales
Net sales	$16,747	100%	$18,684	100%	$(1,937)	(10)%
Cost of sales	11,684	70%	13,319	71%	(1,635)	(12)%

Gross Profit	$5,063	30%	$5,365	29%	$(302)	(6)%

Gross profit for the three months ended June 30, 2014 decreased 6% due to the decrease in net sales, while gross profit margin increased to 30%. The increase in gross margin over the prior year period was due primarily to a decrease in royalties and licenses as a percentage of net sales. We expect gross profit and gross margin for the full year fiscal 2015 to increase compared to fiscal 2014.

Operating Expenses

Operating expenses for the three months ended June 30, 2014 and 2013 were as follows (in thousands):

	Three Months Ended June 30,
	2014		2013		$ Change	% Change
	Amount	% of Net Sales	Amount	% of Net Sales
Sales and marketing	$2,412	14%	$2,906	16%	$(494)	(17)%
General and administrative	3,151	19%	3,233	17%	(82)	(3)%
Research and development	522	3%	1,011	5%	(489)	(48)%
Acquisition related items	—	—%	99	1%	(99)	(100)%
Amortization of intangibles	109	1%	234	1%	(125)	(53)%

	$6,194	37%	$7,483	40%	$(1,289)	(17)%

Sales and Marketing Expenses. Sales and marketing expenses consist primarily of payroll, commissions, participation at trade shows and travel costs for our worldwide sales and marketing staff, advertising expense and costs of operating our websites. The decrease in sales and marketing expense was primarily due to a concerted effort to reduce overall operating expenses as well as timing of certain marketing activities compared to the prior year. We expect sales and marketing expenses for the full year fiscal 2015, on an absolute dollar basis, to increase slightly compared to fiscal 2014.

General and Administrative Expenses. General and administrative expenses include salaries and benefits for our executive and administrative personnel, facilities costs and professional services, such as legal and accounting. The slight decrease in general and administrative expenses was primarily related to lower professional fees and other administrative expenses due to a concerted effort to reduce overall operating expenses, partially offset by an increase in incentive compensation expense. We expect general and administrative expenses for the full year fiscal 2015, on an absolute dollar basis, to slightly increase from fiscal 2014.

Research and Development Expenses. Research and development expenses, include the costs of developing and enhancing new and existing products. The decrease in research and development expenses was primarily related to a reduction in software development expenses compared to the prior year as well as a reimbursement of engineering work performed on behalf of a third party. We expect research and development expenses for the full year fiscal 2015, on an absolute dollar basis, to decrease slightly compared to fiscal 2014.

Acquisition Related Items. Acquisition related items represent adjustments to the contingent consideration valuation related to the Tritton acquisition. As the contingent consideration was converted to a note payable in fiscal 2014, these amounts related to the Tritton acquisition will be zero in fiscal 2015.

Amortization of Intangibles. Amortization expenses consist of the amortization of the acquired intangible assets from prior acquisitions. We expect amortization of intangibles for the full year fiscal 2015, on an absolute dollar basis, to decrease compared to fiscal 2014.

Other Expense

Other expense consists primarily of interest expense on our outstanding debt, foreign currency exchange gains or losses, change in fair value of the Warrants issued in connection with the Securities Purchase Agreement entered into by the Company in 2011 and other items that may be specific to a reporting period. The foreign currency exchange gains or losses are associated with fluctuations in the value of the functional currencies of our foreign subsidiaries, which include the Pound Sterling, the Euro, the Canadian dollar, the Hong Kong dollar, the Japanese yen, and the Chinese Yuan Renminbi (“CNY”), against the U.S. Dollar. Other expense increased slightly to $131,000 for the three months ended June 30, 2014 from $88,000 for the three months ended June 30, 2013. The change is primarily due to an increase in interest expense, net, to $158,000 for the three months ended June 30, 2014 from $118,000 in the same period last year due primarily to interest expense associated with the note payable, which did not exist in the prior year.

Income Tax Benefit

The income tax benefit of $17,000 and $141,000 for the three months ended June 30, 2014 and 2013, respectively, reflect effective tax rates of 1% and 6%. Our effective tax rate is a blended rate for the different jurisdictions in which we operate. Our effective tax rate fluctuates depending on the composition of our taxable income between the various jurisdictions in which we do business, including our U.S. operating company and our Canadian parent company for which we continue to provide a full valuation allowance against its net operating losses. We will continue to evaluate our ability to realize our U.S. net deferred tax asset on an ongoing basis to identify whether any significant changes in circumstances or assumptions have occurred that could materially affect the ability to realize our deferred tax assets and expect to release the valuation allowance when we have sufficient positive evidence, including but not limited to cumulative earnings in successive recent periods, to overcome such negative evidence.

Mad Catz does not record deferred income taxes on the approximate $41.0 million of undistributed earnings of its non-Canadian subsidiaries based upon the Company’s intention to permanently reinvest undistributed earnings. Mad Catz may be subject to income and withholding taxes if earnings of the non-Canadian subsidiaries were distributed. Considering the Mad Catz tax loss carry forward and related valuation allowance, the deferred tax liability on the Company’s undistributed earnings would be no more than $2.8 million at June 30, 2014.

LIQUIDITY AND CAPITAL RESOURCES

The table below provides a summary of cash (used in) provided by operating, investing and financing activities during the three months ended June 30, 2014 and 2013 (in thousands):

	Three Months Ended June 30,
	2014	2013	Change
Net cash used in operating activities	$(577)	$(1,309)	$732
Net cash used in investing activities	(261)	(160)	(101)
Net cash provided by financing activities	1,792	1,082	710
Effect of foreign currency exchange rate changes on cash	15	12	3

Net increase (decrease) in cash	$969	$(375)	$1,344

Our cash balance was $2.5 million and $1.5 million at June 30, 2014 and March 31, 2014, respectively. Our primary sources of liquidity include a revolving line of credit (as discussed below under Financing Activities), cash on hand and cash flows generated from operations.

Operating Activities

        Our cash flows from operating activities have typically included the collection of customer receivables generated by the sale of our products, offset by payments to vendors for materials and manufacture of our products. Net cash used in operating activities for the three months ended June 30, 2014 primarily reflects the net loss for the period before non-cash items (i.e. depreciation, amortization, stock-based compensation and provision for deferred income taxes), an increase in inventory of $0.5 million as we start to build inventory in our foreign locations due to forecasted demand, and a decrease in accrued liabilities of $0.3 million due to timing of payments. These decreases in operating cash flow were offset partially by a $0.6 million decrease in accounts receivable resulting primarily from the decrease in net sales as well as improved collections. Net cash used in operating activities for the three months ended June 30, 2013 primarily reflects the net loss for the period before non-cash items (i.e. depreciation, amortization, stock-based compensation and provision for deferred income taxes), an increase in inventory of $1.5 million as we start to build inventory in our foreign locations due to forecasted demand, and a decrease in accrued liabilities of $1.3 million due to timing of payments. These decreases in operating cash flow were offset partially by a $4.9 million decrease in accounts receivable resulting primarily from the decrease in net sales as well as improved collections. We are focused on effectively managing our overall liquidity position by continuously monitoring expenses and inventory levels and managing our accounts receivable collection efforts.

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

Investing Activities

Net cash used in investing activities, which consisted of capital expenditures to support our operations and were made up primarily of production molds, and to a lesser extent, computers and machinery and equipment, was $0.3 million and $0.2 million during the three months ended June 30, 2014 and June 30, 2013, respectively.

Financing Activities

Net cash provided by financing activities during the three months ended June 30, 2014 of $1.8 million was the result of net borrowings under our line of credit offset partially by repayments on a note payable. Net cash provided by financing activities during the three months ended June 30, 2013 of $1.1 million was the result of net borrowings under our line of credit offset partially by payments of contingent consideration related to a prior acquisition.

We maintain a Credit Facility with Wells Fargo Capital Finance, LLC (“Wells Fargo”) to borrow up to $25 million under a revolving line of credit subject to the availability of eligible collateral (accounts receivable and inventories), which changes throughout the year. The Credit Facility expires on October 31, 2015. Under the line of credit, interest accrues on the daily outstanding balance at an interest rate that ranges from U.S. prime rate plus 0.50% to 2.00% or, at the Company’s option, LIBOR plus 2.50% to 3.50% with a LIBOR floor of 1.50%. At March 31, 2014, the interest rate was 5.25%. We are also required to pay a monthly service fee of $1,500 and an unused line fee equal to 0.25% of the unused portion of the loan. Borrowings under the Credit Facility are secured by a first priority security interest in the inventories, equipment, and accounts receivable of certain subsidiaries and by a pledge of all of the capital stock of our subsidiaries and is guaranteed by the Company. From October 2013 through May 2014, we were required to maintain a monthly financial covenant based on a trailing three months’ Adjusted EBITDA, as defined. Effective June 2014 through June 2015, we are required to meet a monthly financial covenant based on a trailing twelve months’ Adjusted EBITDA, as defined. As of June 30, 2014, we are in compliance with the covenants. For periods subsequent to June 30, 2014, we believe we will be able to meet the covenants. However, there can be no assurance that we will be able to meet the covenants subsequent to June 30, 2014 or that we would be able to obtain waivers from Wells Fargo to the extent we are not in compliance with the covenants.

We believe that our available cash balances, anticipated cash flows from operations and available line of credit will be sufficient to satisfy our operating needs for at least the next twelve months, and in the longer term, including any payments due on the note payable. However, we operate in a rapidly evolving and often unpredictable business environment that may change the timing or amount of expected future cash receipts and expenditures. We depend upon the availability of capital under our Credit Facility to finance our operations. To meet the requirements of the monthly financial covenant, our plan depends on our ability to increase net sales and improve gross margin. If we are unable to comply with the monthly financial covenant contained in the Credit Facility, Wells Fargo may declare the outstanding borrowings under the facility immediately due and payable. If we need to obtain additional funds as a result of the termination of the Credit Facility or the acceleration of amounts due thereunder, there can be no assurance that alternative financing can be obtained on substantially similar or acceptable terms, or at all. Our failure to promptly obtain alternate financing could limit our ability to implement our business plan and have an immediate, severe and adverse impact on our business, results of operations, financial condition and liquidity. In the event that no alternative financing is available, we would be forced to drastically curtail operations, or dispose of assets, or cease operations altogether.

CONTRACTUAL OBLIGATIONS AND COMMITMENTS

There have been no material changes to our contractual obligations from the information provided in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, included in our Annual Report on Form 10-K for the fiscal year ended March 31, 2014.

As of June 30, 2014 and March 31, 2014, we did not have any relationships with unconsolidated entities or financial parties, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As such, we are not exposed to any financing, liquidity, market, or credit risk that could arise if we had engaged in such relationships.

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

	Three Months Ended June 30,
	2014	2013
Net loss	$(1,245)	$(2,065)
Adjustments:
Depreciation and amortization	516	694
Stock-based compensation	123	153
Change in fair value of warrant liability	19	17
Acquisition related items	—	99
Interest expense, net	158	118
Income tax benefit	(17)	(141)

Adjusted EBITDA (loss)	$(446)	$(1,125)

FORWARD-LOOKING STATEMENTS

Certain statements in this Quarterly Report on Form 10-Q are not historical fact and constitute “forward-looking statements” within the meaning of Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and constitute “forward-looking information” as defined in applicable Canadian securities legislation (collectively “forward-looking statements”). These forward-looking statements may address, among other things, our strategy for growth, business development, market and competitive position, financial results, expected revenue, expense levels in the future and the sufficiency of our existing assets to fund future operations and capital spending needs. These statements relate to our expectations, hopes, beliefs, anticipations, commitments, intentions and strategies regarding the future, and may be identified by the use of words or phrases such as “believe,” “expect,” “anticipate,” “should,” “plan,” “estimate,” and “potential,” among others. Specifically this document contains forward-looking statements regarding, among other things, the continuance of significant seasonal fluctuations in our quarterly results of operations, inventories, receivables, payables and cash; the sufficiency of funds available to meet operational needs, including payments under our note payable; the ability to meet the financial covenants under our existing credit facility; the effect of foreign currency exchange rate fluctuations; the possible use of financial hedging techniques; our expectations regarding sales, gross margins and operating expenses; and the potential release of the valuation allowance against our deferred tax assets.

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

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily is required to apply its judgment in evaluating the cost benefit relationship of possible controls and procedures. As required by Securities and Exchange Commission Rules 13a-15(b) we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer (who is also the Chief Accounting Officer), of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Exchange Act, as of the end of the period covered by this report. Based on the foregoing, our Chief Executive Officer and the Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting during the quarter ended June 30, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. Our process for evaluating controls and procedures is continuous and encompasses constant improvement of the design and effectiveness of established controls and procedures and the remediation of any deficiencies which may be identified during the process.

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings

On October 3, 2013, the Company filed a complaint for patent infringement styled Mad Catz Interactive, Inc. v. Razer USA, Ltd., Case No. 13-cv-02371-GPC-JLB, in the United States District Court for the Southern District of California against Razer USA, Ltd. (“Razer”). The complaint alleges that the Company holds an exclusive license, within the United States, to make, use, sell, offer for sale, import, gift or otherwise dispose of the any product falling within the scope of one or more claims of U.S. Patent No. 6,157,370 (the “‘370 Patent”), including all right, power and interest to enforce the ‘370 Patent against any and all third parties, as well as exclusive standing to bring suit against any third party infringing the ‘370 Patent. The complaint further alleges that Razer has infringed and continues to infringe the ‘370 Patent by making, using, offering for sale, selling, and/or importing in the United States certain products covered by one of more claims of the ‘370 Patent, including Razer’s “Ouroboros” computer mouse. On January 10, 2014, Razer filed a counterclaim against the Company for alleged infringement of U.S. Patent No. 8,605,063 (the “‘063 Patent”). Razer further contends that the ‘370 Patent is invalid and unenforceable, and denies infringement. Mad Catz also contends that the ‘063 Patent is invalid and unenforceable, and denies infringement. No trial date has been set in the matter. The Claim Construction Hearing for the ‘370 Patent and the ‘063 Patent is scheduled for August 22, 2014. The parties are currently conducting discovery. The Company believes that Razer’s allegations lack merit and intends to vigorously defend all claims asserted. We have not recorded any accrual for a contingent liability associated with this legal proceeding based on our belief that a liability is not probable and any range of potential future charge cannot be reasonably estimated at this time.

In March 2014, AI Automation, LLC filed a complaint against the Company (and third parties Harmonix Music Systems, Inc. and Gamestop Corp.) for patent infringement in the United States District Court for the Eastern District of Texas. The complaint is styled AI Automation, LLC v. Harmonix Music Systems, Inc., et al, Civil Action No. 6:14-CV-156 and it alleges that the defendants have infringed and continue to infringe U.S. Patent No. 6,388,181 (the “‘181 Patent”) by making, using, offering for sale, selling, and/or importing in the United States various video games and accessories, including, but not limited to, Rock Band 3 and Rock Band 3 instruments specially designed for use with the Rock Band 3 video game covered by one of more claims of the ‘181 Patent. The complaint was formally served on the Company in March 2014. The Company did not formally respond to the complaint. On June 10, 2014, following the execution of a confidential binding term sheet, the parties stipulated to a complete dismissal of the action with prejudice. On June 11, 2014, the court granted the parties’ stipulation and entered its final judgment dismissing the action with prejudice. The outcome of this proceeding does not have a material adverse effect on the Company.

In March 2014, the Better Mouse Company, LLC filed a complaint against the Company and its subsidiary, Mad Catz, Inc., for patent infringement in the United States District Court for the Eastern District of Texas. The action is styled Better Mouse Company, LLC v. Steelseries Aps et al, Lead Civil Action No. 2:14-CV-198. By its complaint, the plaintiff alleges that the Company and its subsidiary have infringed and continue to infringe U.S. Patent No. 7,532,200 (the “‘200 Patent”). The Company answered the complaint on July 17, 2014 and has denied all substantive allegations of infringement and damage. No trial date has been set and no discovery has commenced. We have not recorded any accrual for a contingent liability associated with this legal proceeding based on our belief that a liability is not probable and any range of potential future charge cannot be reasonably estimated at this time.

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

There have been no material changes to the risk factors as previously disclosed in Part I — Item 1A. — Risk Factors our Annual Report on Form 10-K for the fiscal year ended March 31, 2014.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits

10.1	Amendment, dated June 3, 2014, to Fourth Amended and Restated Loan Agreement. Portions of this exhibit (indicated by asterisks) have been omitted pursuant to a request for confidential treatment pursuant to Rule 24b-2 under the Securities Exchange Act of 1934.

31.1	Certification of Registrant’s Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Registrant’s Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Registrant’s Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002. This certification is being furnished solely to accompany this Quarterly Report on Form 10-Q and is not being filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and is not to be incorporated by reference into any filing of the Company.

32.2	Certification of Registrant’s Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002. This certification is being furnished solely to accompany this Quarterly Report on Form 10-Q and is not being filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and is not to be incorporated by reference into any filing of the Company.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MAD CATZ INTERACTIVE, INC.

August 4, 2014	/s/ Darren Richardson
Darren Richardson
President and Chief Executive Officer

August 4, 2014	/s/ Karen McGinnis
Karen McGinnis
Chief Financial Officer