Form 10-Q
period 2014-09-30
MAD CATZ INTERACTIVE INC
filed 2014-11-06
CIK 1088162

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2014

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from                      to

Commission File No. 001-14944

MAD CATZ INTERACTIVE, INC.

(Exact name of Registrant as specified in its charter)

Canada	Not Applicable
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

10680 Treena Street, Suite 500 San Diego, California	92131
(Address of principal executive offices)	(Zip Code)

(858) 790-5008

(Registrant’s telephone number, including area code)

7480 Mission Valley Road, Suite 101,

San Diego California 92108

(Former name, former address and former fiscal year, if changed since last report)

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

There were 64,488,798 shares of the registrant’s common stock issued and outstanding as of October 31, 2014.

MAD CATZ INTERACTIVE, INC.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2014

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements

MAD CATZ INTERACTIVE, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

(Unaudited)

	September 30, 2014	March 31, 2014
ASSETS
Current assets:
Cash	$1,666	$1,496
Accounts receivable, net	12,024	8,059
Other receivables	1,313	1,531
Inventories	20,097	17,189
Deferred tax assets	918	926
Income tax receivable	895	895
Prepaid expenses and other current assets	1,906	1,605

Total current assets	38,819	31,701
Deferred tax assets	1,293	1,334
Other assets	366	499
Property and equipment, net	2,544	2,737
Intangible assets, net	2,803	3,022

Total assets	$45,825	$39,293

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Bank loan	$10,535	$5,612
Accounts payable	18,187	13,661
Accrued liabilities	5,177	4,874
Note payable	1,045	1,336
Income taxes payable	18	330

Total current liabilities	34,962	25,813
Note payable, less current portion	900	1,023
Warrant liability	20	75
Deferred tax liabilities	173	178
Other long-term liabilities	130	78

Total liabilities	36,185	27,167
Shareholders’ equity:
Common stock, no par value, unlimited shares authorized; 64,488,798 and 63,931,506 shares issued and outstanding at September 30, 2014 and March 31, 2014, respectively	61,323	60,847
Accumulated other comprehensive loss	(2,552)	(1,757)
Accumulated deficit	(49,131)	(46,964)

Total shareholders’ equity	9,640	12,126

Total liabilities and shareholders’ equity	$45,825	$39,293

See accompanying notes to unaudited consolidated financial statements.

MAD CATZ INTERACTIVE, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share data)

(Unaudited)

	Three Months Ended September 30,		Six Months Ended September 30,
	2014	2013	2014	2013
Net sales	$22,467	$17,839	$39,214	$36,523
Cost of sales	15,736	13,069	27,420	26,388

Gross profit	6,731	4,770	11,794	10,135
Operating expenses:
Sales and marketing	3,477	3,923	5,889	6,829
General and administrative	2,722	3,015	5,873	6,248
Research and development	846	1,167	1,368	2,178
Acquisition related items	—	53	—	152
Amortization of intangible assets	110	229	219	463

Total operating expenses	7,155	8,387	13,349	15,870

Operating loss	(424)	(3,617)	(1,555)	(5,735)

Other (expense) income:
Interest expense, net	(167)	(135)	(325)	(253)
Foreign currency exchange loss, net	(382)	(392)	(417)	(416)
Change in fair value of warrant liability	74	(317)	55	(334)
Other (expense) income	(2)	26	79	97

Total other expense	(477)	(818)	(608)	(906)

Loss before income taxes	(901)	(4,435)	(2,163)	(6,641)
Income tax (expense) benefit	(21)	(110)	(4)	31

Net loss	$(922)	$(4,545)	$(2,167)	$(6,610)

Net loss per share:
Basic	$(0.01)	$(0.07)	$(0.03)	$(0.10)

Diluted	$(0.01)	$(0.07)	$(0.03)	$(0.10)

Shares used in per share computations:
Basic	64,149,124	63,689,909	64,115,591	63,584,235

Diluted	64,149,124	63,689,909	64,115,591	63,584,235

See accompanying notes to unaudited consolidated financial statements.

MAD CATZ INTERACTIVE, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(in thousands)

(Unaudited)

	Three Months Ended September 30,		Six Months Ended September 30,
	2014	2013	2014	2013
Net loss	$(922)	$(4,545)	$(2,167)	$(6,610)
Foreign currency translation adjustments	(937)	922	(795)	956

Comprehensive loss	$(1,859)	$(3,623)	$(2,962)	$(5,654)

See accompanying notes to unaudited consolidated financial statements.

MAD CATZ INTERACTIVE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	Six Months Ended September 30,
	2014	2013
Cash flows from operating activities:
Net loss	$(2,167)	$(6,610)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,060	1,409
Accrued and unpaid interest expense on note payable	10	—
Amortization of deferred financing fees	36	16
Loss on disposal of assets	6	—
Stock-based compensation	240	347
Change in fair value of contingent consideration	—	(711)
Change in fair value of warrant liability	(55)	334
Provision for deferred income taxes	44	(2)
Changes in operating assets and liabilities:
Accounts receivable	(4,195)	4,105
Other receivables	205	(940)
Inventories	(3,077)	(3,697)
Prepaid expenses and other current assets	(319)	(992)
Other assets	187	(65)
Accounts payable	4,332	3,332
Accrued liabilities	285	(280)
Income taxes receivable/payable	(330)	(262)

Net cash used in operating activities	(3,738)	(4,016)

Cash flows from investing activities:
Purchases of property and equipment	(686)	(690)

Net cash used in investing activities	(686)	(690)

Cash flows from financing activities:
Borrowings on bank loan	29,220	34,417
Repayments on bank loan	(24,297)	(30,035)
Payment of financing fees	(50)	(15)
Repayments on note payable	(469)	—
Proceeds from exercise of stock options	236	188
Payment of contingent consideration	—	(787)

Net cash provided by financing activities	4,640	3,768

Effects of foreign currency exchange rate changes on cash	(46)	72

Net increase (decrease) in cash	170	(866)
Cash, beginning of period	1,496	2,773

Cash, end of period	$1,666	$1,907

Supplemental cash flow information:
Income taxes paid	$305	$808

Interest paid	$199	$214

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

Use of Estimates

The unaudited consolidated financial statements have been prepared in conformity with U.S. GAAP. Applying these principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the unaudited consolidated financial statements and the reported amounts of sales and expenses during the reporting periods. On an ongoing basis, the Company evaluates its estimates, including those related to asset impairments, reserves for accounts receivable and inventories, contingencies and litigation, valuation and recognition of share-based payments, warrant liability and income taxes. As future events and their effects cannot be determined with precision, actual results could differ from these estimates.

Recently Issued Accounting Standards

The following new accounting standards have been issued, but not adopted by the Company as of September 30, 2014:

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

In August 2014, the FASB issued ASU 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern. ASU 2014-15 requires management to perform interim and annual assessments of an entity’s ability to continue as a going concern for a one year period subsequent to the date of the financial statements. An entity must provide certain disclosures if conditions or events raise substantial doubt about the entity’s ability to continue as a going concern. The guidance is effective for all entities for the first annual period ending December 15, 2016 and interim periods thereafter, with early adoption permitted. Adoption of this guidance is not expected to have any impact on the Company’s financial statements.

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

The following tables provide a summary of the recognized assets and liabilities carried at fair value on a recurring basis as of September 30, 2014 and March 31, 2014 (in thousands):

		Basis of Fair Value Measurements
	Balance as of September 30, 2014	Level 1	Level 2	Level 3
Liabilities:
Warrant liability (Note 4)	$(20)	$—	$—	$(20)

		Basis of Fair Value Measurements
	March 31, 2014	Level 1	Level 2	Level 3
Liabilities:
Warrant liability (Note 4)	$(75)	$—	$—	$(75)

The following tables provide a roll forward of the Company’s level three fair value measurements during the six months ended September 30, 2014, which consist of the Company’s warrant liability (in thousands):

Warrant liability:
Balance at March 31, 2014	$(75)
Change in fair value of warrant liability	55

Balance at September 30, 2014	$(20)

(3) Inventories

Inventories consist of the following (in thousands):

	September 30, 2014	March 31, 2014
Raw materials	$1,206	$1,032
Finished goods	18,891	16,157

	$20,097	$17,189

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

The Company accounts for the Warrants with exercise price reset features as liabilities and carried at fair value, with changes in fair value included in net income (loss) until such time as the Warrants are exercised or expire.

The fair value of the Warrants decreased from $75,000 as of March 31, 2014 to $20,000 as of September 30, 2014, which resulted in a $55,000 gain from the change in fair value of warrants for the six months ended September 30, 2014.

These Warrants are not traded in an active securities market, and as such, the Company estimated the fair value of the Warrants using the Black-Scholes option pricing model using the following assumptions:

	September 30, 2014	March 31, 2014
Expected term	2.0 years	2.5 years
Common stock market price	$0.39	$0.48
Risk-free interest rate	0.58%	0.67%
Expected volatility	67.09%	68.56%

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

Outstanding options to purchase an aggregate of 7,091,167 and 7,012,031 shares of the Company’s common stock for the three and six months ended September 30, 2014, respectively, and 7,750,878 and 7,978,227 shares of the Company’s common stock for the three and six months ended September 30, 2013, respectively, were excluded from the diluted net loss per share calculations because of their anti-dilutive effect during these periods. Outstanding warrants to purchase an aggregate of 2,540,918 shares of the Company’s common stock for each of the three and six months ended September 30, 2014 and 2013, were excluded from the diluted net loss per share calculations because of their anti-dilutive effect during these periods.

(6) Geographic and Product Line Data and Concentrations

The Company’s net sales are attributed to the following geographic regions (in thousands):

	Three Months Ended September 30,		Six Months Ended September 30,
	2014	2013	2014	2013
EMEA	$10,904	$9,477	$19,278	$19,592
Americas	7,260	6,718	12,709	13,318
APAC	4,303	1,644	7,227	3,613

	$22,467	$17,839	$39,214	$36,523

Revenue is attributed to geographic regions based on the location of the customer. “EMEA” includes Europe, the Middle East and Africa. During the three and six months ended September 30, 2014, one customer accounted for approximately 12% of the Company’s gross sales in each period and one other customer accounted for approximately 11% and 10% of the Company’s gross sales, respectively. During the three and six months ended September 30, 2013 one customer accounted for approximately 13% and 11% of the Company’s gross sales, respectively, and one other customer accounted for approximately 12% of the Company’s gross sales in each period. At September 30, 2014, one customer represented 16% of accounts receivable and another customer represented 10% of accounts receivable. At March 31, 2014, one customer represented 15% of accounts receivable. During the three and six months ended September 30, 2014 and 2013, no other customers accounted for greater than 10% of gross sales. At September 30, 2014 and March 31, 2014, no other customers accounted for greater than 10% of accounts receivable.

The Company’s sales by platform as a percentage of gross sales were as follows:

	Three Months Ended September 30,		Six Months Ended September 30,
	2014	2013	2014	2013
PC and Mac	43%	49%	45%	48%
Next gen consoles (a)	21%	1%	17%	—%
Universal	20%	30%	22%	28%
Smart devices	11%	2%	10%	1%
Legacy consoles (b)	5%	17%	6%	22%
All others	—%	1%	—%	1%

	100%	100%	100%	100%

(a)	Includes products developed for Xbox One, PlayStation 4 and Wii U.
(b)	Includes products developed for Xbox 360, PlayStation 3 and Wii.

The Company’s sales by product category as a percentage of gross sales were as follows:

	Three Months Ended September 30,		Six Months Ended September 30,
	2014	2013	2014	2013
Audio	39%	41%	39%	43%
Specialty controllers	25%	16%	24%	17%
Mice and keyboards	22%	32%	23%	31%
Controllers	9%	1%	9%	1%
Accessories	4%	8%	4%	7%
Games and other	1%	2%	1%	1%

	100%	100%	100%	100%

The Company’s sales by brand as a percentage of gross sales were as follows:

	Three Months Ended September 30,		Six Months Ended September 30,
	2014	2013	2014	2013
Tritton	37%	37%	37%	38%
Mad Catz	34%	49%	34%	48%
Saitek	18%	13%	18%	12%
Other	11%	1%	11%	2%

	100%	100%	100%	100%

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Foreign Currency

During each of the three and six month periods ended September 30, 2014, approximately 72% of total net sales were transacted outside of the United States. The majority of our international business is presently conducted in currencies other than the U.S. dollar. Foreign currency transaction gains and losses arising from normal business operations are credited to or charged against earnings in the period incurred. As a result, fluctuations in the value of the currencies in which we conduct our business relative to the U.S. dollar will cause foreign currency exchange gains and losses, which we have experienced in the past and continue to experience. Due to the volatility of foreign currency exchange rates, among other factors, we cannot predict the effect of foreign currency exchange rate fluctuations upon future operating results. There can be no assurances that we will not experience foreign currency exchange losses in the future. To date, we have not hedged against foreign currency exposure and we cannot predict the effect foreign currency fluctuations will have on us in the future.

CRITICAL ACCOUNTING POLICIES

Our critical accounting policies and estimates remain consistent with those reported in our Annual Report on Form 10-K for the fiscal year ended March 31, 2014.

RESULTS OF OPERATIONS

Net Sales

For the three and six months ended September 30, 2014, net sales increased 26% and 7%, respectively, as compared to the three and six months ended September 30, 2013. The increase in net sales was driven primarily by sales of products related to the new consoles, which launched in November 2013, growing at a faster rate than the decline in sales of products related to legacy consoles. This is a result of the installed base of new consoles continuing to increase, our Xbox One headsets shipping this quarter, and strong sales of our Xbox One racing wheel and fight sticks. Sales of products related to new consoles, primarily audio, represented 21% and 17%, respectively, of our sales during the three and six months ended September 30, 2014.

Outside of console gaming products, our sales of products designed for the PC and Mac, which represented 43% and 45% of our sales during the three and six months ended September 30, 2014, respectively, have been driven by growth in sales of our Saitek flight simulation products due to new product introductions and increased marketing activities, offset partially by declines in sales of our gaming mice and keyboards. The decline in sales of gaming mice and keyboards was driven primarily by a planned reduction in product placement at some U.S. accounts and an increase in aggressive pricing competition within this space.

We also experienced an increase in sales of products developed for smart devices, which represented 11% and 10% of our net sales during the three and six months ended September 30, 2014, respectively, driven primarily by controllers sold to a customer in APAC under a private label program.

From a geographical perspective, our net sales for the three and six months ended September 30, 2014 and 2013 were as follows (in thousands):

	Three Months Ended September 30,
	2014	% of total	2013	% of total	$ Change	% Change
EMEA	$10,904	49%	$9,477	53%	$1,427	15%
Americas	7,260	32%	6,718	38%	542	8%
APAC	4,303	19%	1,644	9%	2,659	162%

	$22,467	100%	$17,839	100%	$4,628	26%

	Six Months Ended September 30,
	2014	% of total	2013	% of total	$ Change	% Change
EMEA	$19,278	49%	$19,592	54%	$(314)	(2)%
Americas	12,709	32%	13,318	36%	(609)	(5)%
APAC	7,227	19%	3,613	10%	3,614	100%

	$39,214	100%	$36,523	100%	$2,691	7%

Our sales by platform as a percentage of gross sales were as follows:

	Three Months Ended September 30,		Six Months Ended September 30,
	2014	2013	2014	2013
PC and Mac	43%	49%	45%	48%
Next gen consoles (a)	21%	1%	17%	—%
Universal	20%	30%	22%	28%
Smart devices	11%	2%	10%	1%
Legacy consoles (b)	5%	17%	6%	22%
All others	—%	1%	—%	1%

	100%	100%	100%	100%

(a)	Includes products developed for Xbox One, PlayStation 4 and Wii U.
(b)	Includes products developed for Xbox 360, PlayStation 3 and Wii.

Our sales by product category as a percentage of gross sales were as follows:

	Three Months Ended September 30,		Six Months Ended September 30,
	2014	2013	2014	2013
Audio	39%	41%	39%	43%
Specialty controllers	25%	16%	24%	17%
Mice and keyboards	22%	32%	23%	31%
Controllers	9%	1%	9%	1%
Accessories	4%	8%	4%	7%
Games and other	1%	2%	1%	1%

	100%	100%	100%	100%

Our sales by brand as a percentage of gross sales were as follows:

	Three Months Ended September 30,		Six Months Ended September 30,
	2014	2013	2014	2013
Tritton	37%	37%	37%	38%
Mad Catz	34%	49%	34%	48%
Saitek	18%	13%	18%	12%
Other	11%	1%	11%	2%

	100%	100%	100%	100%

Gross Profit

Gross profit is defined as net sales less cost of sales. Cost of sales consists of product costs, cost of licenses and royalties, write-downs of inventory, cost of freight-in and freight-out and distribution center costs, including depreciation and other overhead costs.

The following table presents net sales, cost of sales and gross profit for the three and six months ended September 30, 2014 and 2013 (in thousands):

	Three Months Ended September 30,
	2014	% of Net Sales	2013	% of Net Sales	$ Change	% Change
Net sales	$22,467	100%	$17,839	100%	$4,628	26%
Cost of sales	15,736	70%	13,069	73%	2,667	20%

Gross profit	6,731	30%	4,770	27%	1,961	41%

	Six Months Ended September 30,
	2014	% of Net Sales	2013	% of Net Sales	$ Change	% Change
Net sales	$39,214	100%	$36,523	100%	$2,691	7%
Cost of sales	27,420	70%	26,388	72%	1,032	4%

Gross profit	11,794	30%	10,135	28%	1,659	16%

Gross profit for the three and six months ended September 30, 2014 increased 41% and 16%, respectively, due to the increase in net sales, while gross profit margin increased to 30% in both periods compared to the three and six months ended September 30, 2013. The increase in gross margin in both the three and six month periods was due primarily to decreases in sales returns and discounts, distribution overhead and royalties and licenses as a percentage of net sales. These improvements to gross margin were offset partially by a decrease in gross margin due to product mix and an increase in freight expense as a percentage of net sales. We expect gross profit and gross margin for the full year fiscal 2015 to increase compared to fiscal 2014.

Operating Expenses

Operating expenses for the three and six months ended September 30, 2014 and 2013 were as follows (in thousands):

	Three Months Ended September 30,
	2014	% of Net Sales	2013	% of Net Sales	$ Change	% Change
Sales and marketing	$3,477	15%	$3,923	22%	$(446)	(11)%
General and administrative	2,722	12%	3,015	17%	(293)	(10)%
Research and development	846	4%	1,167	7%	(321)	(28)%
Acquisition related items	—	—%	53	0%	(53)	(100)%
Amortization of intangibles	110	1%	229	1%	(119)	(52)%

	$7,155	32%	$8,387	47%	$(1,232)	(15)%

	Six Months Ended September 30,
	2014	% of Net Sales	2013	% of Net Sales	$ Change	% Change
Sales and marketing	$5,889	15%	$6,829	19%	$(940)	(14)%
General and administrative	5,873	15%	6,248	17%	(375)	(6)%
Research and development	1,368	3%	2,178	6%	(810)	(37)%
Acquisition related items	—	—%	152	0%	(152)	(100)%
Amortization of intangibles	219	1%	463	1%	(244)	(53)%

	$13,349	34%	$15,870	43%	$(2,521)	(16)%

Sales and Marketing Expenses. Sales and marketing expenses consist primarily of payroll, commissions, participation at trade shows and travel costs for our worldwide sales and marketing staff, advertising expense and costs of operating our websites. The decrease in sales and marketing expense in both the three and six months ended September 30, 2014, compared to the same prior year periods, was primarily due to a concerted effort to reduce overall operating expenses as well as timing of certain marketing activities compared to the prior year. We expect sales and marketing expenses for the full year fiscal 2015, on an absolute dollar basis, to decrease slightly from fiscal 2014 levels.

General and Administrative Expenses. General and administrative expenses include salaries and benefits for our executive and administrative personnel, facilities costs and professional services, such as legal and accounting. The decrease in general and administrative expenses in both the three and six months ended September 30, 2014, compared to the same prior year periods, was primarily related to lower professional fees and other administrative expenses due to a concerted effort to reduce overall operating expenses, partially offset by an increase in incentive compensation expense. We expect general and administrative expenses for the full year fiscal 2015, on an absolute dollar basis, to increase slightly from fiscal 2014 levels.

Research and Development Expenses. Research and development expenses include the costs of developing and enhancing new and existing products. The decrease in research and development expenses in both the three and six months ended September 30, 2014, compared to the same prior year periods, was primarily related to a reduction in software development expenses compared to the prior year. Additionally, during the six months ended September 30, 2014, we received a reimbursement of engineering work performed on behalf of a third party. We expect research and development expenses for the full year fiscal 2015, on an absolute dollar basis, to decrease slightly compared to fiscal 2014.

Acquisition Related Items. Acquisition related items represent adjustments to the contingent consideration valuation related to the Tritton acquisition. As the contingent consideration was converted to a note payable in fiscal 2014, amounts related to the Tritton acquisition will be zero in fiscal 2015.

Amortization of Intangibles. Amortization expenses consist of the amortization of the acquired intangible assets from prior acquisitions. We expect amortization of intangibles for the full year fiscal 2015, on an absolute dollar basis, to decrease compared to fiscal 2014.

Other Expense

Other expense consists primarily of interest expense on our outstanding debt, foreign currency exchange gains or losses, change in fair value of the Warrants issued in connection with the Securities Purchase Agreement entered into by the Company in 2011 and other items that may be specific to a reporting period. The foreign currency exchange gains or losses are associated with fluctuations in the value of the functional currencies of our foreign subsidiaries, which include the Pound Sterling, the Euro, the Canadian dollar, the Hong Kong dollar, the Japanese yen, and the Chinese Yuan Renminbi (“CNY”), against the U.S. Dollar. Other expense was $477,000 and $608,000 for the three and six months ended September 30, 2014, respectively, compared to other expense of $818,000 and $906,000 for the three and six months ended September 30, 2013, respectively. The change is primarily due to gains on the fair value of the warrant liability of $74,000 and $55,000 for the three and six months ended September 30, 2014, respectively, compared to losses of $317,000 of expense and $334,000 for the three and six months ended September 30, 2013, respectively. Additionally, foreign currency exchange losses resulted in $382,000 and $417,000 of expense for the three and six months ended September 30, 2014, respectively, compared to $392,000 and $416,000 of expense during the three and six months ended September 30, 2013. Interest expense, net, increased to $167,000 and $325,000 for the three and six months ended September 30, 2014, respectively, from $135,000 and $253,000, respectively, in the same periods last year due primarily to interest expense associated with the note payable which did not exist in the prior year, offset partially by a decrease in the average balance under our bank loan.

Income Tax (Expense) Benefit

Income tax expense of $21,000 and $110,000 reflect effective tax rates of (2.3)% and (2.5)% for the three months ended September 30, 2014 and 2013, respectively. Income tax expense of $4,000 and income tax benefit of $31,000 reflect effective tax rates of less than 1% for each of the six months ended September 30, 2014 and 2013. Our effective tax rate is a blended rate for the different jurisdictions in which we operate. Our effective tax rate fluctuates depending on the taxable income in each jurisdiction and the statutory income tax rates in those jurisdictions, in which we do business, including our U.S. operating company, and our Canadian parent company for which we continue to provide a full valuation allowance against its net operating losses. We will continue to evaluate our ability to realize our U.S. net deferred tax asset on an ongoing basis to identify whether any significant changes in circumstances or assumptions have occurred that could materially affect the ability to realize our deferred tax assets and expect to release the valuation allowance when we have sufficient positive evidence, including but not limited to cumulative earnings in successive recent periods, to overcome such negative evidence.

Mad Catz does not record deferred income taxes on the approximate $41.1 million of undistributed earnings of its non-Canadian subsidiaries based upon the Company’s intention to permanently reinvest undistributed earnings. Mad Catz may be subject to income and withholding taxes if earnings of the non-Canadian subsidiaries were distributed. Considering the Mad Catz tax loss carry forward and related valuation allowance, the deferred tax liability on the Company’s undistributed earnings would be no more than $2.8 million at September 30, 2014.

LIQUIDITY AND CAPITAL RESOURCES

The table below provides a summary of cash (used in) provided by operating, investing and financing activities during the six months ended September 30, 2014 and 2013 (in thousands):

	Six Months Ended September 30,
	2014	2013	Change
Net cash used in operating activities	$(3,738)	$(4,016)	$278
Net cash used in investing activities	(686)	(690)	4
Net cash provided by financing activities	4,640	3,768	872
Effect of foreign currency exchange rate changes on cash	(46)	72	(118)

Net increase (decrease) in cash	$170	$(866)	$1,036

Our cash balance was $1.7 million and $1.5 million at September 30, 2014 and March 31, 2014, respectively. Our primary sources of liquidity include a revolving line of credit (as discussed below under Financing Activities), cash on hand and cash flows generated from operations.

Operating Activities

Our cash flows from operating activities have typically included the collection of customer receivables generated by the sale of our products, offset by payments to vendors for materials and manufacture of our products. Net cash used in operating activities for the six months ended September 30, 2014 primarily reflects the net loss for the period before non-cash items (i.e. depreciation, amortization, stock-based compensation, and provision for deferred income taxes), a $4.2 million increase in accounts receivable resulting from the increase in net sales and an increase in inventory of $3.1 million as we build inventory due to forecasted demand during the holiday selling season. The decreases in operating cash flow were offset partially by a $4.3 million increase in accounts payable related to inventory purchases and timing of payments. Net cash used in operating activities for the six months ended September 30, 2013 primarily reflects the net loss for the period before non-cash items (i.e. depreciation, amortization, provision for deferred income taxes, stock-based compensation, contingent consideration, and change in the fair value of warrant liability) and an increase in inventory of $3.7 million as we built inventory in anticipation of increased demand during the holiday selling season. These decreases in operating cash flow were offset partially by a $4.1 million decrease in accounts receivable resulting primarily from the decrease in net sales as well as improved collections. We are focused on effectively managing our overall liquidity position by continuously monitoring inventory levels and expenses, and managing our accounts receivable collection efforts.

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

Investing Activities

Net cash used in investing activities, which consisted of capital expenditures to support our operations and were made up primarily of production molds, and to a lesser extent, computers and machinery and equipment, was $0.7 million during each of the six months ended September 30, 2014 and September 30, 2013.

Financing Activities

Net cash provided by financing activities during the six months ended September 30, 2014 and September 30, 2013 of $4.6 million and $3.8 million, respectively, was primarily the result of net borrowings under our line of credit described below.

We maintain a Credit Facility with Wells Fargo Capital Finance, LLC (“Wells Fargo”) to borrow up to $25 million under a revolving line of credit subject to the availability of eligible collateral (accounts receivable and inventories), which changes throughout the year. The Credit Facility expires on October 31, 2015. Under the line of credit, interest accrues on the daily outstanding balance at an interest rate that ranges from U.S. prime rate plus 0.50% to 2.00% or, at the Company’s option, LIBOR plus 2.50% to 3.50% with a LIBOR floor of 1.50%. At March 31, 2014, the interest rate was 5.25%. We are also required to pay a monthly service fee of $1,500 and an unused line fee equal to 0.25% of the unused portion of the loan. Borrowings under the Credit Facility are secured by a first priority security interest in the inventories, equipment, and accounts receivable of certain subsidiaries and by a pledge of all of the capital stock of our subsidiaries and is guaranteed by the Company. From October 2013 through May 2014, we were required to maintain a monthly financial covenant based on a trailing three months’ Adjusted EBITDA, as defined. Effective June 2014 through June 2015, we are required to meet a monthly financial covenant based on a trailing twelve months’ Adjusted EBITDA, as defined. As of September 30, 2014, we are in compliance with the covenants. For periods subsequent to September 30, 2014, we believe we will be able to meet the covenants. However, there can be no assurance that we will be able to meet the covenants subsequent to September 30, 2014 or that we would be able to obtain waivers from Wells Fargo to the extent we are not in compliance with the covenants.

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

CONTRACTUAL OBLIGATIONS AND COMMITMENTS

In July 2014, we entered into a new office lease agreement to relocate our headquarters whereby beginning in October 2014, we reduced the annual rent expense by approximately $0.3 million per year. The new office lease expires in November 2020. There have not been any other material changes to our contractual obligations from the information provided in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, included in our Annual Report on Form 10-K for the fiscal year ended March 31, 2014.

As of September 30, 2014 and March 31, 2014, we did not have any relationships with unconsolidated entities or financial parties, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As such, we are not exposed to any financing, liquidity, market, or credit risk that could arise if we had engaged in such relationships.

ADJUSTED EBITDA (Loss)

Adjusted EBITDA (loss), a non-GAAP (“Generally Accepted Accounting Principles”) financial measure, represents net loss before interest, taxes, depreciation and amortization, stock-based compensation, gain/loss on the change in the fair value of the related warrant liability, goodwill impairment, if any, and acquisition related items. Adjusted EBITDA is not intended to represent cash flows for the period, nor is it being presented as an alternative to operating or net loss as an indicator of operating performance and should not be considered in isolation or as a substitute for measures of performance prepared in accordance with GAAP. As defined, Adjusted EBITDA is not necessarily comparable to other similarly titled captions of other companies due to potential inconsistencies in the method of calculation. Our management believes, however, that in addition to the performance measures found in our financial statements, Adjusted EBITDA is a useful financial performance measurement for assessing our Company’s operating performance. Our management uses Adjusted EBITDA as a measurement of operating performance in comparing our performance on a consistent basis over prior periods, as it removes from operating results the impact of our capital structure, including the interest expense resulting from our outstanding debt, and our asset base, including depreciation and amortization of our capital and intangible assets. In addition, Adjusted EBITDA is an important measure for our lender. We calculate Adjusted EBITDA as follows (in thousands):

	Three Months Ended September 30,		Six Months Ended September 30,
	2014	2013	2014	2013
Net loss	$(922)	$(4,545)	$(2,167)	$(6,610)
Adjustments:
Depreciation and amortization	580	731	1,096	1,425
Stock-based compensation	117	194	240	347
Change in fair value of warrant liability	(74)	317	(55)	334
Acquisition related items	—	53	—	152
Interest expense, net	167	135	325	253
Income tax expense (benefit)	21	110	4	(31)

Adjusted EBITDA (loss)	$(111)	$(3,005)	$(557)	$(4,130)

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

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting during the quarter ended September 30, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. Our process for evaluating controls and procedures is continuous and encompasses constant improvement of the design and effectiveness of established controls and procedures and the remediation of any deficiencies which may be identified during the process.

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings

On October 3, 2013, the Company filed a complaint for patent infringement styled Mad Catz Interactive, Inc. v. Razer USA, Ltd., Case No. 13-cv-02371-GPC-JLB, in the United States District Court for the Southern District of California against Razer USA, Ltd. (“Razer”). The complaint alleges that the Company holds an exclusive license, within the United States, to make, use, sell, offer for sale, import, gift or otherwise dispose of the any product falling within the scope of one or more claims of U.S. Patent No. 6,157,370 (the “‘370 Patent”), including all right, power and interest to enforce the ‘370 Patent against any and all third parties, as well as exclusive standing to bring suit against any third party infringing the ‘370 Patent. The complaint further alleges that Razer has infringed and continues to infringe the ‘370 Patent by making, using, offering for sale, selling, and/or importing in the United States certain products covered by one of more claims of the ‘370 Patent, including Razer’s “Ouroboros” computer mouse. On January 10, 2014, Razer filed a counterclaim against the Company for alleged infringement of U.S. Patent No. 8,605,063 (the “‘063 Patent”). Razer further contends that the ‘370 Patent is invalid and unenforceable, and denies infringement. Mad Catz also contends that the ‘063 Patent is invalid and unenforceable, and denies infringement. No trial date has been set in the matter. On August 22, 2014, the Court heard oral argument regarding the parties’ patent claims construction positions and took the matter of patent claims construction under submission at that time. The Court has not yet issued an order regarding claims construction. The parties are currently conducting discovery. The Company believes that Razer’s allegations lack merit and intends to vigorously defend all claims asserted. We have not recorded any accrual for a contingent liability associated with this legal proceeding based on our belief that a liability is not probable and any range of potential future charge cannot be reasonably estimated at this time.

In March 2014, the Better Mouse Company, LLC filed a complaint against the Company and its subsidiary, Mad Catz, Inc., for patent infringement in the United States District Court for the Eastern District of Texas. The action is styled Better Mouse Company, LLC v. Steelseries Aps et al, Lead Civil Action No. 2:14-CV-198. By its complaint, the plaintiff alleges that the Company and its subsidiary have infringed and continue to infringe U.S. Patent No. 7,532,200. The Company answered the complaint on July 17, 2014 and has denied all substantive allegations of infringement and damage. No trial date has been set and no discovery has commenced. We have not recorded any accrual for a contingent liability associated with this legal proceeding based on our belief that a liability is not probable and any range of potential future charge cannot be reasonably estimated at this time.

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

MAD CATZ INTERACTIVE, INC.

November 6, 2014	/s/ Darren Richardson
Darren Richardson
President and Chief Executive Officer

November 6, 2014	/s/ Karen McGinnis
Karen McGinnis
Chief Financial Officer