Form 10-Q
period 2014-12-31
MAD CATZ INTERACTIVE INC
filed 2015-02-05
CIK 1088162

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended December 31, 2014

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

There were 64,488,798 shares of the registrant’s common stock issued and outstanding as of January 30, 2015.

MAD CATZ INTERACTIVE, INC.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2014

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements

MAD CATZ INTERACTIVE, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

(Unaudited)

	December 31, 2014	March 31, 2014
ASSETS
Current assets:
Cash	$3,890	$1,496
Accounts receivable, net	14,471	8,059
Other receivables	936	1,531
Inventories	18,469	17,189
Deferred tax assets	905	926
Income tax receivable	1,083	895
Prepaid expenses and other current assets	1,648	1,605

Total current assets	41,402	31,701
Deferred tax assets	1,229	1,334
Other assets	450	499
Property and equipment, net	3,233	2,737
Intangible assets, net	2,694	3,022

Total assets	$49,008	$39,293

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Bank loan	$14,627	$5,612
Accounts payable	16,723	13,661
Accrued liabilities	4,618	4,874
Note payable	1,059	1,336
Income taxes payable	521	330

Total current liabilities	37,548	25,813
Note payable, less current portion	589	1,023
Warrant liability	19	75
Deferred tax liabilities	166	178
Deferred rent	722	78

Total liabilities	39,044	27,167
Shareholders’ equity:
Common stock, no par value, unlimited shares authorized; 64,488,798 and 63,931,506 shares issued and outstanding at December 31, 2014 and March 31, 2014, respectively	61,459	60,847
Accumulated other comprehensive loss	(3,722)	(1,757)
Accumulated deficit	(47,773)	(46,964)

Total shareholders’ equity	9,964	12,126

Total liabilities and shareholders’ equity	$49,008	$39,293

See accompanying notes to unaudited consolidated financial statements.

MAD CATZ INTERACTIVE, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share data)

(Unaudited)

	Three Months Ended December 31,		Nine Months Ended December 31,
	2014	2013	2014	2013
Net sales	$30,451	$32,889	$69,665	$69,412
Cost of sales	22,273	24,964	49,693	51,352

Gross profit	8,178	7,925	19,972	18,060
Operating expenses:
Sales and marketing	2,673	3,189	8,562	10,018
General and administrative	2,337	2,655	8,210	8,903
Research and development	852	1,062	2,220	3,240
Acquisition related items	—	(53)	—	99
Amortization of intangible assets	109	170	328	633

Total operating expenses	5,971	7,023	19,320	22,893

Operating income (loss)	2,207	902	652	(4,833)

Other (expense) income:
Interest expense, net	(238)	(223)	(563)	(476)
Foreign currency exchange loss, net	(83)	(292)	(500)	(708)
Change in fair value of warrant liability	1	324	56	(10)
Other income	13	4	92	101

Total other expense	(307)	(187)	(915)	(1,093)

Income (loss) before income taxes	1,900	715	(263)	(5,926)
Income tax expense	(542)	(1,281)	(546)	(1,250)

Net income (loss)	$1,358	$(566)	$(809)	$(7,176)

Net income (loss) per share:
Basic	$0.02	$(0.01)	$(0.01)	$(0.11)

Diluted	$0.02	$(0.01)	$(0.01)	$(0.11)

Shares used in per share computations:
Basic	64,488,798	63,931,506	64,240,446	63,700,413

Diluted	64,644,470	63,931,506	64,240,446	63,700,413

See accompanying notes to unaudited consolidated financial statements.

MAD CATZ INTERACTIVE, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(in thousands)

(Unaudited)

	Three Months Ended December 31,		Nine Months Ended December 31,
	2014	2013	2014	2013
Net income (loss)	$1,358	$(566)	$(809)	$(7,176)
Foreign currency translation adjustments	(1,170)	949	(1,965)	1,905

Comprehensive income (loss)	$188	$383	$(2,774)	$(5,271)

See accompanying notes to unaudited consolidated financial statements.

MAD CATZ INTERACTIVE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	Nine Months Ended December 31,
	2014	2013
Cash flows from operating activities:
Net loss	$(809)	$(7,176)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,549	2,017
Accrued and unpaid interest expense on note payable	10	—
Amortization of deferred financing fees	57	26
Loss on disposal of assets	8	—
Stock-based compensation	376	501
Change in fair value of contingent consideration	—	(764)
Change in fair value of warrant liability	(56)	10
Provision for deferred income taxes	114	12
Changes in operating assets and liabilities:
Accounts receivable	(7,314)	789
Other receivables	511	(1,009)
Inventories	(1,460)	3,833
Prepaid expenses and other current assets	(49)	124
Other assets	36	(111)
Accounts payable	2,585	(1,937)
Accrued liabilities	(292)	(328)
Deferred rent	553	—
Income taxes receivable/payable	(50)	612

Net cash used in operating activities	(4,231)	(3,401)

Cash flows from investing activities:
Purchases of property and equipment	(1,604)	(994)
Purchases of intangible assets	—	(80)

Net cash used in investing activities	(1,604)	(1,074)

Cash flows from financing activities:
Borrowings on bank loan	53,839	57,535
Repayments on bank loan	(44,824)	(51,791)
Payment of financing fees	(50)	(40)
Repayments on note payable	(791)	—
Proceeds from exercise of stock options	236	188
Payment of contingent consideration	—	(787)

Net cash provided by financing activities	8,410	5,105

Effects of foreign currency exchange rate changes on cash	(181)	137

Net increase in cash	2,394	767
Cash, beginning of period	1,496	2,773

Cash, end of period	$3,890	$3,540

Supplemental cash flow information:
Income taxes paid	$578	$941

Interest paid	$350	$397

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

Recently Issued Accounting Standards

The following new accounting standards have been issued, but not adopted by the Company as of December 31, 2014:

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

In August 2014, the FASB issued ASU 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern. ASU 2014-15 requires management to perform interim and annual assessments of an entity’s ability to continue as a going concern for a one year period subsequent to the date of the financial statements. An entity must provide certain disclosures if conditions or events raise substantial doubt about the entity’s ability to continue as a going concern. The guidance is effective for all entities for the first annual period ending after December 15, 2016 and interim periods thereafter, with early adoption permitted. Adoption of this guidance is not expected to have any impact on the Company’s financial statements.

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

The following tables provide a summary of the recognized assets and liabilities carried at fair value on a recurring basis as of December 31, 2014 and March 31, 2014 (in thousands):

		Basis of Fair Value Measurements
	December 31, 2014	Level 1	Level 2	Level 3
Liabilities:
Warrant liability	$(19)	$—	$—	$(19)

		Basis of Fair Value Measurements
	March 31, 2014	Level 1	Level 2	Level 3
Liabilities:
Warrant liability	$(75)	$—	$—	$(75)

The following tables provide a roll forward of the Company’s level three fair value measurements during the nine months ended December 31, 2014, which consist of the Company’s warrant liability (in thousands):

Warrant liability:
Balance at March 31, 2014	$(75)
Change in fair value of warrant liability	56

Balance at December 31, 2014	$(19)

(3) Inventories

Inventories consist of the following (in thousands):

	December 31, 2014	March 31, 2014
Raw materials	$1,045	$1,032
Finished goods	17,424	16,157

	$18,469	$17,189

(4) Basic and Diluted Net Income (Loss) per Share

Basic net income (loss) per share is calculated by dividing the net income (loss) for the period by the weighted average number of common shares outstanding during the period. Diluted net income (loss) per share includes the impact of potentially dilutive securities unless inclusion of such securities would be anti-dilutive.

	Three Months Ended December 31,		Nine months Ended December 31,
	2014	2013	2014	2013
Numerator:
Net income (loss)	$1,358	$(566)	$(809)	$(7,176)

Denominator:
Weighted average shares used to compute basic loss per share	64,488,798	63,931,506	64,240,446	63,700,413
Effect of dilutive share-based awards	155,672	—	—	—

Denominator for diluted net income (loss) per share	64,644,470	63,931,506	64,240,446	63,700,413

Basic income (loss) per share	$0.02	$(0.01)	$(0.01)	$(0.11)
Diluted income (loss) per share	$0.02	$(0.01)	$(0.01)	$(0.11)

Outstanding options to purchase an aggregate of 7,749,132 and 7,310,704 shares of the Company’s common stock for the three and nine months ended December 31, 2014, respectively, and 7,391,006 and 7,772,752 shares of the Company’s common stock for the three and nine months ended December 31, 2013, respectively, were excluded from the diluted net income (loss) per share calculations because of their anti-dilutive effect during these periods. Outstanding warrants to purchase an aggregate of 2,540,918 shares of the Company’s common stock for each of the three and nine months ended December 31, 2014 and 2013, were excluded from the diluted net income (loss) per share calculations because of their anti-dilutive effect during these periods.

(5) Geographic and Product Line Data and Concentrations

The Company’s net sales are attributed to the following geographic regions (in thousands):

	Three Months Ended December 31,		Nine Months Ended December 31,
	2014	2013	2014	2013
EMEA	$17,825	$20,983	$37,104	$40,575
Americas	9,573	9,877	22,281	23,195
APAC	3,053	2,029	10,280	5,642

	$30,451	$32,889	$69,665	$69,412

Revenue is attributed to geographic regions based on the location of the customer. “EMEA” includes Europe, the Middle East and Africa. During the three and nine months ended December 31, 2014, one customer accounted for approximately 15% and 13% of the Company’s gross sales, respectively, another customer accounted for approximately 11% and 10% of the Company’s gross sales, respectively, and one other customer accounted for approximately 10% and 9% of the Company’s gross sales, respectively. During the three and nine months ended December 31, 2013 one customer accounted for approximately 15% and 13% of the Company’s gross sales, respectively, and one other customer accounted for approximately 12% and 11% of the Company’s gross sales, respectively. At December 31, 2014, one customer represented 18% of accounts receivable, another customer represented 12% of accounts receivable and another customer represented 11% of accounts receivable. At March 31, 2014, one customer represented 15% of accounts receivable. During the three and nine months ended December 31, 2014 and 2013, no other customers accounted for greater than 10% of gross sales. At December 31, 2014 and March 31, 2014, no other customers accounted for greater than 10% of accounts receivable.

The Company’s sales by platform as a percentage of gross sales were as follows:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2014	2013	2014	2013
PC and Mac	43%	40%	44%	44%
Next gen consoles (a)	21%	2%	19%	1%
Universal	25%	34%	23%	30%
Smart devices	5%	2%	8%	2%
Legacy consoles (b)	6%	20%	6%	21%
All others	—%	2%	—%	2%

	100%	100%	100%	100%

(a)	Includes products developed for Xbox One, PlayStation 4 and Wii U.
(b)	Includes products developed for Xbox 360, PlayStation 3 and Wii.

The Company’s sales by product category as a percentage of gross sales were as follows:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2014	2013	2014	2013
Audio	47%	51%	43%	46%
Specialty controllers	22%	15%	23%	16%
Mice and keyboards	23%	25%	23%	29%
Controllers	4%	1%	6%	1%
Accessories	4%	5%	4%	6%
Games and other	—%	3%	1%	2%

	100%	100%	100%	100%

The Company’s sales by brand as a percentage of gross sales were as follows:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2014	2013	2014	2013
Tritton	44%	46%	39%	42%
Mad Catz	34%	42%	34%	45%
Saitek	17%	11%	18%	12%
Other	5%	1%	9%	1%

	100%	100%	100%	100%

(6) Subsequent Event Footnote

The Company maintains a Credit Facility with Wells Fargo Capital Finance, LLC (“Wells Fargo”) to borrow up to $25 million under a revolving line of credit subject to the availability of eligible collateral (accounts receivable and inventories), which changes throughout the year. The Credit Facility expires on October 31, 2015. The Company is currently in discussions to amend and extend the line of credit. The Company is required to meet a monthly financial covenant based on a trailing twelve months’ Adjusted EBITDA, as defined. The Company’s trailing twelve months’ Adjusted EBITDA as of December 31, 2014 was lower than the required threshold and, accordingly, the Company was not in compliance with this covenant as of December 31, 2014. On February 2, 2015, the Company received a waiver of the covenant default from Wells Fargo and entered into an amendment to the Credit Facility that modifies the trailing twelve months’ Adjusted EBITDA covenant, as defined, from January 2015 through June 2015.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Unless the context otherwise requires, all references in this section to the “Company”, “we,”, “us” or “our” refer, collectively, to Mad Catz Interactive, Inc. and all of its subsidiaries, and all references in this section to “Mad Catz” refer to Mad Catz Interactive, Inc.

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

Foreign Currency

During each of the three and nine month periods ended December 31, 2014, approximately 73% of total net sales were transacted outside of the United States. The majority of our international business is presently conducted in currencies other than the U.S. dollar. Foreign currency transaction gains and losses arising from normal business operations are credited to or charged against earnings in the period incurred. As a result, fluctuations in the value of the currencies in which we conduct our business relative to the U.S. dollar will cause foreign currency exchange gains and losses, which we have experienced in the past and continue to experience. Due to the volatility of foreign currency exchange rates, among other factors, we cannot predict the effect of foreign currency exchange rate fluctuations upon future operating results. There can be no assurances that we will not experience foreign currency exchange losses in the future. To date, we have not hedged against foreign currency exposure and we cannot predict the effect foreign currency fluctuations will have on us in the future.

CRITICAL ACCOUNTING POLICIES

Our critical accounting policies and estimates remain consistent with those reported in our Annual Report on Form 10-K for the fiscal year ended March 31, 2014.

RESULTS OF OPERATIONS

Net Sales

For the three and nine months ended December 31, 2014, net sales decreased 7% and increased less than 1%, respectively, compared to the three and nine months ended December 31, 2013. The decrease in net sales during the current quarter was driven primarily by a decrease in sales of our products, primarily audio, designed for legacy consoles and universal platforms due to the launch of the Playstation 4 and Xbox One consoles in November 2013. Although we are experiencing strong growth in products developed for these new consoles, which represented 21% and 19%, respectively, of our sales during the three and nine months ended December 31, 2014, the decline in sales of products related to the legacy consoles has been greater than we and others in the industry anticipated.

Our sales of products designed for the PC and Mac, which represented 43% and 44% of our sales during the three and nine months ended December 31, 2014, respectively, have been driven by growth in sales of our Saitek flight simulation products due to new product introductions and increased marketing activities, offset partially by declines in sales of our gaming mice and keyboards. The decline in sales of gaming mice and keyboards was driven primarily by a planned reduction in product placement at some U.S. accounts and an increase in aggressive pricing competition within this space.

We also experienced an increase in sales of products developed for smart devices, which represented 5% and 8% of our net sales during the three and nine months ended December 31, 2014, respectively, driven primarily by controllers sold to a customer in APAC under a private label program.

From a geographical perspective, our net sales for the three and nine months ended December 31, 2014 and 2013 were as follows (in thousands):

	Three Months Ended December 31,
	2014	% of total	2013	% of total	$ Change	% Change
EMEA	$17,825	59%	$20,983	64%	$(3,158)	(15)%
Americas	9,573	31%	9,877	30%	(304)	(3)%
APAC	3,053	10%	2,029	6%	1,024	50%

	$30,451	100%	$32,889	100%	$(2,438)	(7)%

	Nine Months Ended December 31,
	2014	% of total	2013	% of total	$ Change	% Change
EMEA	$37,104	53%	$40,575	59%	$(3,471)	(9)%
Americas	22,281	32%	23,195	33%	(914)	(4)%
APAC	10,280	15%	5,642	8%	4,638	82%

	$69,665	100%	$69,412	100%	$253	0%

Our sales by platform as a percentage of gross sales were as follows:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2014	2013	2014	2013
PC and Mac	43%	40%	44%	44%
Next gen consoles (a)	21%	2%	19%	1%
Universal	25%	34%	23%	30%
Smart devices	5%	2%	8%	2%
Legacy consoles (b)	6%	20%	6%	21%
All others	—%	2%	—%	2%

	100%	100%	100%	100%

(a)	Includes products developed for Xbox One, PlayStation 4 and Wii U.
(b)	Includes products developed for Xbox 360, PlayStation 3 and Wii.

Our sales by product category as a percentage of gross sales were as follows:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2014	2013	2014	2013
Audio	47%	51%	43%	46%
Specialty controllers	22%	15%	23%	16%
Mice and keyboards	23%	25%	23%	29%
Controllers	4%	1%	6%	1%
Accessories	4%	5%	4%	6%
Games and other	—%	3%	1%	2%

	100%	100%	100%	100%

Our sales by brand as a percentage of gross sales were as follows:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2014	2013	2014	2013
Tritton	44%	46%	39%	42%
Mad Catz	34%	42%	34%	45%
Saitek	17%	11%	18%	12%
Other	5%	1%	9%	1%

	100%	100%	100%	100%

Gross Profit

Gross profit is defined as net sales less cost of sales. Cost of sales consists of product costs, cost of licenses and royalties, write-downs of inventory, cost of freight-in and freight-out and distribution center costs, including depreciation and other overhead costs.

The following table presents net sales, cost of sales and gross profit for the three and nine months ended December 31, 2014 and 2013 (in thousands):

	Three Months Ended December 31,
	2014	% of Net Sales	2013	% of Net Sales	$ Change	% Change
Net sales	$30,451	100%	$32,889	100%	$(2,438)	(7)%
Cost of sales	22,273	73%	24,964	76%	(2,691)	(11)%

Gross profit	$8,178	27%	$7,925	24%	$253	3%

	Nine Months Ended December 31,
	2014	% of Net Sales	2013	% of Net Sales	$ Change	% Change
Net sales	$69,665	100%	$69,412	100%	$253	—%
Cost of sales	49,693	71%	51,352	74%	(1,659)	(3)%

Gross profit	$19,972	29%	$18,060	26%	$1,912	11%

Although sales decreased 7% for the three months ended December 31, 2014 and increased less than 1% for the nine months ended December 31, 2014, gross profit increased 3% and 11% for the three and nine months ended December 31, 2014, respectively, due to an increase in gross margin to 27% and 29%, respectively. The increase in gross margin in both the three and nine month periods was due primarily to decreases in sales returns and discounts, inventory write-downs and royalties and licenses as a percentage of net sales. These improvements to gross margin were offset partially by an increase in freight expense as a percentage of net sales. We expect gross profit dollars and gross margin for the full year fiscal 2015 to increase from fiscal 2014 levels.

Operating Expenses

Operating expenses for the three and nine months ended December 31, 2014 and 2013 were as follows (in thousands):

	Three Months Ended December 31,
	2014	% of Net Sales	2013	% of Net Sales	$ Change	% Change
Sales and marketing	$2,673	9%	$3,189	9%	$(516)	(16)%
General and administrative	2,337	8%	2,655	8%	(318)	(12)%
Research and development	852	3%	1,062	3%	(210)	(20)%
Acquisition related items	—	—%	(53)	0%	53	100%
Amortization of intangibles	109	—%	170	1%	(61)	(36)%

	$5,971	20%	$7,023	21%	$(1,052)	(15)%

	Nine Months Ended December 31,
	2014	% of Net Sales	2013	% of Net Sales	$ Change	% Change
Sales and marketing	$8,562	12%	$10,018	14%	$(1,456)	(15)%
General and administrative	8,210	12%	8,903	13%	(693)	(8)%
Research and development	2,220	3%	3,240	5%	(1,020)	(31)%
Acquisition related items	—	—%	99	0%	(99)	(100)%
Amortization of intangibles	328	1%	633	1%	(305)	(48)%

	$19,320	28%	$22,893	33%	$(3,573)	(16)%

Sales and Marketing Expenses. Sales and marketing expenses consist primarily of payroll, commissions, participation at trade shows and travel costs for our worldwide sales and marketing staff, advertising expense and costs of operating our websites. The decrease in sales and marketing expense in both the three and nine months ended December 31, 2014, compared to the same prior year periods, was primarily due to a concerted effort to reduce overall operating expenses as well as timing of certain marketing activities compared to the prior year. We expect sales and marketing expenses for the full year fiscal 2015, on an absolute dollar basis, to decrease from fiscal 2014 levels.

General and Administrative Expenses. General and administrative expenses include salaries and benefits for our executive and administrative personnel, and facilities costs and professional services, such as legal and accounting. The decrease in general and administrative expenses in both the three and nine months ended December 31, 2014, compared to the same prior year periods, was primarily related to a concerted effort to reduce overall operating expenses and a decrease in incentive compensation expense. We expect general and administrative expenses for the full year fiscal 2015, on an absolute dollar basis, to decrease slightly from fiscal 2014 levels.

Research and Development Expenses. Research and development expenses include the costs of developing and enhancing new and existing products. The decrease in research and development expenses in both the three and nine months ended December 31, 2014, compared to the same prior year periods, was primarily related to a reduction in software development expenses compared to the prior year. Additionally, during the nine months ended December 31, 2014, we received a reimbursement of engineering work performed on behalf of a third party. We expect research and development expenses for the full year fiscal 2015, on an absolute dollar basis, to decrease compared to fiscal 2014.

Acquisition Related Items Expenses. Acquisition related items represent adjustments to the contingent consideration valuation related to the Tritton acquisition. As the contingent consideration was converted to a note payable in fiscal 2014, amounts related to the Tritton acquisition will be zero in fiscal 2015.

Amortization of Intangibles Expenses. Amortization of intangibles expenses consist of the amortization of the acquired intangible assets from prior acquisitions. We expect amortization of intangibles for the full year fiscal 2015, on an absolute dollar basis, to decrease compared to fiscal 2014.

Other Expense

Other expense consists primarily of interest expense on our outstanding debt, foreign currency exchange gains or losses, change in fair value of the Warrants issued in connection with the Securities Purchase Agreement entered into by the Company in 2011 and other items that may be specific to a reporting period. The foreign currency exchange gains or losses are associated with fluctuations in the value of the functional currencies of our foreign subsidiaries, which include the Pound Sterling, the Euro, the Canadian dollar, the Hong Kong dollar, the Japanese yen, and the Chinese Yuan Renminbi (“CNY”), against the U.S. Dollar. Other expense was $307,000 and $915,000 for the three and nine months ended December 31, 2014, respectively, compared to other expense of $187,000 and $1,093,000 for the three and nine months ended December 31, 2013, respectively. The change is primarily due to gains on the fair value of the warrant liability of $1,000 and $56,000 for the three and nine months ended December 31, 2014, respectively, compared to $324,000 of income and $10,000 of expense for the three and nine months ended December 31, 2013, respectively. Additionally, foreign currency exchange losses resulted in $83,000 and $500,000 of expense for the three and nine months ended December 31, 2014, respectively, compared to $292,000 and $708,000 of expense during the three and nine months ended December 31, 2013. Interest expense, net, increased to $238,000 and $563,000 for the three and nine months ended December 31, 2014, respectively, from $223,000 and $476,000, respectively, in the same periods last year due primarily to interest expense associated with the note payable which did not exist in the prior year, offset partially by a decrease in the average balance under our bank loan.

Income Tax Expense

Income tax expense of $542,000 and $1,281,000 reflect effective tax rates of 29% and 179% for the three months ended December 31, 2014 and 2013, respectively. Income tax expense of $546,000 and $1,250,000 reflect effective tax rates of (208)% and (21)% for the nine months ended December 31, 2014 and 2013, respectively. Our effective tax rate is a blended rate for the different jurisdictions in which we operate. Our effective tax rate fluctuates depending on the taxable income in each jurisdiction and the statutory income tax rates in those jurisdictions, in which we do business, including our U.S. operating company and our Canadian parent company for which we continue to provide a full valuation allowance against its net operating losses. We will continue to evaluate our ability to realize our deferred tax assets on an ongoing basis to identify whether any significant changes in circumstances or assumptions have occurred that could materially affect the ability to realize our deferred tax assets and expect to release the valuation allowance when we have sufficient positive evidence, including but not limited to cumulative earnings in successive recent periods, to overcome such negative evidence. Changes in future earnings projections, among other factors, may cause us to adjust our valuation allowance on deferred tax assets, which would impact our income tax expense in the period we determine these factors to have changed. We are in the process of completing a transfer pricing study, which may affect taxable income by jurisdiction, the effective tax rate and the evaluation of our ability to realize certain deferred tax assets.

We do not record deferred income taxes on the approximate $42.8 million of undistributed earnings of our non-Canadian subsidiaries based upon our intention to permanently reinvest undistributed earnings. We may be subject to income and withholding taxes if earnings of the non-Canadian subsidiaries were distributed. Considering the tax loss carryforward and related valuation allowance, the deferred tax liability on our undistributed earnings would be no more than $3.0 million at December 31, 2014.

LIQUIDITY AND CAPITAL RESOURCES

The table below provides a summary of cash (used in) provided by operating, investing and financing activities during the nine months ended December 31, 2014 and 2013 (in thousands):

	Nine Months Ended December 31,
	2014	2013	Change
Net cash used in operating activities	$(4,231)	$(3,401)	$(830)
Net cash used in investing activities	(1,604)	(1,074)	$(530)
Net cash provided by financing activities	8,410	5,105	3,305
Effect of foreign currency exchange rate changes on cash	(181)	137	(318)

Net increase in cash	$2,394	$767	$1,627

Our cash balance was $3.9 million and $1.5 million at December 31, 2014 and March 31, 2014, respectively. Our primary sources of liquidity include a revolving line of credit (as discussed below under Financing Activities), cash on hand and cash flows generated from operations.

Operating Activities

Our cash flows from operating activities have typically included the collection of customer receivables generated by the sale of our products, offset by payments to vendors for materials and manufacture of our products. Net cash used in operating activities for the nine months ended December 31, 2014 primarily reflects the net loss for the period before non-cash items (i.e. depreciation, amortization, stock-based compensation, and provision for deferred income taxes), a $7.3 million increase in accounts receivable resulting from the increase in net sales and an increase in inventory of $1.5 million due to sales being less than originally forecasted during the holiday selling season. The decreases in operating cash flow were offset partially by a $2.6 million increase in accounts payable related to inventory purchases and timing of payments. Net cash used in operating activities for the nine months ended December 31, 2013 primarily reflects the net loss for the period before non-cash items (i.e. depreciation, amortization, provision for deferred income taxes, stock-based compensation, contingent consideration, and change in the fair value of warrant liability). These decreases in operating cash flow were offset partially by a decrease in inventory of $3.8 million as inventory sold through during the holiday season. We are focused on effectively managing our overall liquidity position by continuously monitoring inventory levels and expenses, and managing our accounts receivable collection efforts.

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

Investing Activities

Net cash used in investing activities, which consisted of capital expenditures to support our operations and were made up primarily of production molds, leasehold improvements, and to a lesser extent, computers and machinery and equipment, was $1.6 million and $1.1 million during the nine months ended December 31, 2014 and December 31, 2013, respectively.

Financing Activities

Net cash provided by financing activities during the nine months ended December 31, 2014 and December 31, 2013 of $8.4 million and $5.1 million, respectively, was primarily the result of net borrowings under our line of credit described below.

We maintain a Credit Facility with Wells Fargo Capital Finance, LLC (“Wells Fargo”) to borrow up to $25 million under a revolving line of credit subject to the availability of eligible collateral (accounts receivable and inventories), which changes throughout the year. The Credit Facility expires on October 31, 2015. The Company is currently in discussions to amend and extend the line of credit. Under the line of credit, interest accrues on the daily outstanding balance at an interest rate that ranges from U.S. prime rate plus 0.50% to 2.00% or, at the Company’s option, LIBOR plus 2.50% to 3.50% with a LIBOR floor of 1.50%. At December 31, 2014, the interest rate was 5.25%. We are also required to pay a monthly service fee of $1,500 and an unused line fee equal to 0.25% of the unused portion of the loan. Borrowings under the Credit Facility are secured by a first priority security interest in the inventories, equipment, and accounts receivable of certain subsidiaries and by a pledge of all of the capital stock of our subsidiaries and is guaranteed by the Company. From June 2014 through June 2015, we are required to meet a monthly financial covenant based on a trailing twelve months’ Adjusted EBITDA, as defined. The Company’s trailing twelve months’ Adjusted EBITDA as of December 31, 2014 was lower than the required threshold and, accordingly, the Company was not in compliance with this covenant as of December 31, 2014. On February 2, 2015, the Company received a waiver of the covenant default from Wells Fargo and entered into an amendment to the Credit Facility that modifies the trailing twelve months’ Adjusted EBITDA covenant, as defined, from January 2015 through June 2015. For periods subsequent to December 31, 2014, we believe we will be able to meet the covenants. However, there can be no assurance that we will be able to meet the covenants, as amended, subsequent to December 31, 2014 or that we would be able to obtain waivers from Wells Fargo to the extent we are not in compliance with the covenants.

We believe that our available cash balances, anticipated cash flows from operations and available line of credit will be sufficient to satisfy our operating needs for at least the next twelve months, and in the longer term, including any payments due on the note payable. However, we operate in a rapidly evolving and often unpredictable business environment that may change the timing or amount of expected future cash receipts and expenditures. We depend upon the availability of capital under our Credit Facility, which expires on October 31, 2015, to finance our operations. We believe we will be able to amend and extend the line of credit with Wells

Fargo; however, there can be no assurances that we will be able to do so. If we are unable to comply with the monthly financial covenant contained in the Credit Facility, Wells Fargo may declare the outstanding borrowings under the facility immediately due and payable. If we need to obtain additional funds as a result of the termination of the Credit Facility or the acceleration of amounts due thereunder, there can be no assurance that alternative financing can be obtained on substantially similar or acceptable terms, or at all. Our failure to promptly obtain alternate financing could limit our ability to implement our business plan and have an immediate, severe and adverse impact on our business, results of operations, financial condition and liquidity. In the event that no alternative financing is available, we would be forced to drastically curtail operations, or dispose of assets, or cease operations altogether.

CONTRACTUAL OBLIGATIONS AND COMMITMENTS

In July 2014, we entered into a new office lease agreement for our headquarters. Beginning in October 2014, we reduced the annual rent expense by approximately $259,000 per year. In connection with this new facilities lease, we received a reimbursement for leasehold improvements of $558,000, which has been recognized as a liability in deferred rent and is being amortized to rent expense on a straight-line basis over the lease term. Additionally, the terms of the lease provide for periods of free rent, and rent escalations, for which we have established a deferred rent liability for the difference between the scheduled rent payment and the straight-line rent expense recognized. This deferred rent liability is amortized over the underlying lease term on a straight-line basis as a reduction of rent expense. The new office lease expires in November 2020. There have not been any other material changes to our contractual obligations from the information provided in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, included in our Annual Report on Form 10-K for the fiscal year ended March 31, 2014.

As of December 31, 2014 and March 31, 2014, we did not have any relationships with unconsolidated entities or financial parties, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As such, we are not exposed to any financing, liquidity, market, or credit risk that could arise if we had engaged in such relationships.

ADJUSTED EBITDA (Loss)

Adjusted EBITDA (loss), a non-GAAP (“Generally Accepted Accounting Principles”) financial measure, represents net income (loss) before interest, taxes, depreciation and amortization, stock-based compensation, gain/loss on the change in the fair value of the related warrant liability, goodwill impairment, if any, and acquisition related items. Adjusted EBITDA is not intended to represent cash flows for the period, nor is it being presented as an alternative to operating or net income (loss) as an indicator of operating performance and should not be considered in isolation or as a substitute for measures of performance prepared in accordance with GAAP. As defined, Adjusted EBITDA is not necessarily comparable to other similarly titled captions of other companies due to potential inconsistencies in the method of calculation. Our management believes, however, that in addition to the performance measures found in our financial statements, Adjusted EBITDA is a useful financial performance measurement for assessing our Company’s operating performance. Our management uses Adjusted EBITDA as a measurement of operating performance in comparing our performance on a consistent basis over prior periods, as it removes from operating results the impact of our capital structure, including the interest expense resulting from our outstanding debt, and our asset base, including depreciation and amortization of our capital and intangible assets. In addition, Adjusted EBITDA is an important measure for our lender. We calculate Adjusted EBITDA as follows (in thousands):

	Three Months Ended December 31,		Nine Months Ended December 31,
	2014	2013	2014	2013
Net income (loss)	$1,358	$(566)	$(809)	$(7,176)
Adjustments:
Depreciation and amortization	440	618	1,536	2,043
Stock-based compensation	136	154	376	501
Change in fair value of warrant liability	(1)	(324)	(56)	10
Acquisition related items	—	(53)	—	99
Interest expense, net	238	223	563	476
Income tax expense	542	1,281	546	1,250

Adjusted EBITDA (loss)	$2,713	$1,333	$2,156	$(2,797)

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

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting during the quarter ended December 31, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. Our process for evaluating controls and procedures is continuous and encompasses constant improvement of the design and effectiveness of established controls and procedures and the remediation of any deficiencies which may be identified during the process.

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

On March 11, 2014, the Better Mouse Company, LLC (“BMC”) filed a complaint against the Company and its subsidiary, Mad Catz, Inc., for patent infringement in the United States District Court for the Eastern District of Texas. The action is styled Better Mouse Company, LLC v. Steelseries Aps et al, Lead Civil Action No. 2:14-CV-198. By its complaint, the plaintiff alleges that the Company and its subsidiary have infringed and continue to infringe U.S. Patent No. 7,532,200. The Company answered the complaint on July 17, 2014 and has denied all substantive allegations of infringement and damage. The parties are currently conducting discovery and the Court has set oral argument regarding the parties’ patent claims construction positions for June 2, 2015. Trial in the matter is set for December 12, 2015. The Company believes that BMC’s allegations lack merit and intends to vigorously defend all claims asserted. We have not recorded any accrual for a contingent liability associated with this legal proceeding based on our belief that a liability is not probable and any range of potential future charge cannot be reasonably estimated at this time.

On November 21, 2014, Samsung Electronics Co., Ltd. and Samsung Austin Semiconductor, LLC (collectively, “Samsung”) filed a complaint against the Company (and numerous third parties, including Nvidia Corporation) for patent infringement in the United States International Trade Commission. The complaint is styled In the Matter of Certain Graphics Processing Chips, Systems on a Chip, and Products Containing the Same, Investigation No. 377-TA-941 and alleges that the defendants have infringed and continue to infringe U.S. Patent Nos. 6,147,385, 6,173,349, 7,056,776, 7,804,734 by offering for sale, selling, and/or importing in the United States certain graphics processing units, systems on a chip, and products containing the same that, allegedly, are covered by one of more claims of the above-cited patents. Specifically, as to the Company, Samsung alleges that the Company’s M.O.J.O. micro-console for Android product, which utilizes the Nvidia Tegra 4 T40S systems on a chip, directly infringes one of more claims of at least one of the patents at issue. On December 30, 2014, the United States International Trade Commission instituted an investigation into the matter to determine whether there is a violation of the Tariff Act of 1930, as amended, by reason of the alleged infringement of the above-cited patents. The Commission’s initial determination is due on December 22, 2015 and the target date for completion of the Commission’s investigation is April 22, 2016. The Company believes that the allegations lack merit and intends to vigorously defend all claims asserted. It is impossible at this time to assess whether the outcome of this proceeding will have a material adverse effect on the Company. We have not recorded any accrual for a contingent liability associated with this legal proceeding based on our belief that a liability, while possible, is not probable and any range of potential future charge cannot be reasonably estimated at this time.

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

MAD CATZ INTERACTIVE, INC.

February 5, 2015	/s/ Darren Richardson
Darren Richardson
President and Chief Executive Officer

February 5, 2015	/s/ Karen McGinnis
Karen McGinnis
Chief Financial Officer