Form 10-K
period 2015-03-31
MAD CATZ INTERACTIVE INC
filed 2015-06-25
CIK 1088162

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2015

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from             to            .

Commission file number 001-14944

MAD CATZ INTERACTIVE, INC.

(Exact name of Registrant as specified in its charter)

Canada	Not Applicable
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

10680 Treena Street, Suite 500 San Diego, California	92131 (Zip Code)
(Address of principal executive offices)

Registrant’s telephone number, including area code:

(858) 790-5008

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Act).    Yes  ☐        No  ☑

The aggregate market value of the voting and non-voting common stock held by non-affiliates based on the closing sale price of common stock as reported on the American Stock Exchange on September 30, 2014, the last business day of the second fiscal quarter, was $25,150,631.

There were 73,469,571 shares of the registrant’s common stock issued and outstanding as of June 18, 2015.

DOCUMENTS INCORPORATED BY REFERENCE

Part II and Part III incorporates information by reference from the registrant’s definitive proxy statement to be filed with the Securities and Exchange Commission in connection with the solicitation of proxies for the Registrant’s 2014 Annual Meeting of Shareholders.

MAD CATZ INTERACTIVE, INC.

ANNUAL REPORT ON FORM 10-K

FOR THE FISCAL YEAR ENDED MARCH 31, 2015

FORWARD LOOKING STATEMENTS

This Annual Report on Form 10-K and the documents incorporated by reference herein, contain forward-looking statements and forward looking information as defined in applicable securities legislation (collectively “forward looking statements”), which are prospective and reflect management’s expectations regarding our business, operations, financial performance and business prospects and opportunities. Forward-looking statements are often, but not always, identified by the use of words such as “seek”, “anticipate,” “plan,” “estimate,” “expect” “believe” and “intend” and statements that an event or result “may,” “will,” “should,” “could” or “might” occur or be achieved and other similar expressions together with the negative of such expressions. These forward-looking statements reflect management’s current beliefs and expectations and are based on information currently available to management, as well as its analysis made in light of its experience, perception of trends, current conditions, expected developments and other factors and assumptions believed to be reasonable and relevant in the circumstances. These assumptions include, but are not limited to, continuing demand by consumers for video game systems and accessories, the continuance of normal trade relations between China and the United States, the ability to maintain or extend our existing licenses, the ability to continue producing and selling our products in accordance with various intellectual property that might apply to said products, the continued financial viability of our largest customers, the continuance of timely and adequate supply from third party manufacturers and suppliers, no significant fluctuations in the value of the U.S. dollar relative to other currencies and the continued satisfaction of our obligations under our existing credit facility and any future credit facility we may obtain. Specifically, this document contains forward looking statements regarding, among other things, our focus and strategy for fiscal 2016, the expected life cycles of video game console systems and accessories, anticipated price reductions to console systems and the impact on the market for our products, the increased diversification of our product line and the possible expansion of our product offerings, the impact that new and updated video game platforms may have on our research and development expenditures, on price competition and profitability, the expectation of additional competition if new companies enter the market, the ability to meet the covenants under our existing credit facility, the increased difficulty in forecasting demand for specific products as we introduce and support additional products and enter additional markets, the possible use of financial hedging techniques, the belief that sufficient funds will be available to satisfy our operating needs for the next twelve months, the impact of new laws and regulations on costs and revenues, the continuing volatility of our stock price, the reliance on various intellectual property rights to establish and protect proprietary rights, the continuance of significant seasonal fluctuations in our quarterly results of operations, our expectations regarding sales and gross margins and the maintenance or changes in certain expenses, the ability to realize deferred tax assets, the adequacy of our leased facilities, the adequacy of the allowances for doubtful accounts, our operating expenses and capital expenditures, and the release of the valuation allowance against our deferred tax assets. . Forward-looking statements are subject to significant risks, uncertainties, assumptions and other factors, any of which could cause actual results, performance or achievements to differ materially from the results discussed or implied in the forward-looking statements. More detailed information about these risks, uncertainties, assumptions and other factors is provided under Item 1A “Risk Factors”. Investors should not place undue reliance on such forward-looking statements. Forward-looking statements are not guarantees of future performance or outcomes and actual results could differ materially from those expressed or implied by the forward-looking statements. We assume no obligation to update or alter such forward-looking statements whether as a result of new information, future events or otherwise except as required by law.

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

Mad Catz Interactive, Inc. (“MCII”) was incorporated under the Canada Business Corporations Act on August 25, 1993.

Corporate Structure

Subsidiary	Jurisdiction of Incorporation
Mad Catz, Inc. (“MCI”)	Delaware
1328158 Ontario Inc. (“Mad Catz Canada”)	Ontario, Canada
Mad Catz Europe, Limited	England and Wales
Mad Catz GmbH	Germany
Saitek S.A. (“Mad Catz France”)	France
Mad Catz Co., Ltd (“Mad Catz Japan”)	Japan
Mad Catz Interactive Asia Limited	Hong Kong
Mad Catz Technological Development (Shenzhen) Co., Ltd.	People’s Republic of China
Winkler Atlantic Holdings Limited	British Virgin Islands
FX Unlimited Inc.	Delaware
Xencet USA, Inc.	Delaware
Singapore Holdings Inc.	Delaware

Descriptions of our subsidiary corporations are as follows:

•

Mad Catz, Inc., acquired by MCII in August 1999, is engaged in the marketing and sale of our products to the general market in the United States and to Mad Catz Canada for further resale into Canada. MCI’s offices in San Diego, California, serve as our main operational headquarters. MCI also provides corporate services for all of our subsidiaries. MCI and its predecessor company have been involved in the videogame industry since approximately 1991.

•	Mad Catz Canada is engaged in the marketing and sale of our products to the general market in Canada.

•	Mad Catz Europe, Limited is engaged in the marketing and sale of our products to the general market in Europe and to Mad Catz GmbH for further resale into Germany.

•	Mad Catz GmbH is engaged in the marketing and sale of our products to the general market in Germany.

•

Mad Catz France is engaged in sales and marketing support services regarding the sale of our products to the general market in France. Mad Catz France does not buy and sell product but rather acts as a sales agent for Mad Catz Europe, Limited in the French market.

•	Mad Catz Japan is engaged in the marketing and sale of our products to the general market in Japan.

•	Mad Catz Interactive Asia Limited is engaged in the engineering, design and contract manufacture of our products and in the marketing and sales of our products to the general market in Asia.

•

Mad Catz Technological Development (Shenzhen) Co., Ltd. is engaged in the engineering, design, quality assurance and quality control of our products and in the marketing and sale of our products to the general market in China.

•	Winkler Atlantic Holdings Limited is the holding company for Mad Catz GmbH and Mad Catz France.

•	FX Unlimited Inc., Xencet USA, Inc., and Singapore Holdings Inc. are inactive companies that hold intellectual property related to our business or that are in the process of being dissolved.

Our common stock trades on the Toronto Stock Exchange and the NYSE MKT under the symbol “MCZ.” Our registered office is located at 181 Bay Street, Suite 4400, Toronto, Ontario, M5J 2T3, and our telephone number is (416) 865-7000. MCI, our primary operating subsidiary and our operational headquarters is located at 10680 Treena Street, Suite 500, San Diego, California, 92131, and our telephone number is (858) 790-5008.

Overview

Mad Catz designs, manufactures (primarily through third parties in Asia), markets and distributes innovative interactive entertainment products marketed under our Mad Catz (gaming), Tritton (audio), and Saitek (simulation) brands. Our products, which primarily include headsets, mice, keyboards, controllers, specialty controllers, and other accessories, cater to passionate gamers across multiple platforms including in-home gaming consoles, handheld gaming consoles, PC and Mac computers, smart phones, tablets and other mobile devices. We distribute our products through our online store as well as through many leading retailers around the globe. We are operationally headquartered in San Diego, California, and maintain offices in Europe and Asia.

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

The past two fiscal years have been challenging years for the video game accessory industry. Our fiscal year 2014 was a pivotal year in the video game industry as the year included the release of new video game consoles by both Microsoft and Sony in November 2013. Microsoft released the Xbox One (successor to the Xbox 360 released in 2005) and Sony released the PlayStation 4 (successor to the PlayStation 3 released in 2006). Although the release of these new consoles were predicted, the decline in sales of the older consoles and the adoption rates of the new consoles has been much greater than we or others in the industry expected because it was so significantly inconsistent with the prior console transition. Approximately 32.0 million combined PlayStation 4 and Xbox One consoles were sold in the first 16 months since launch, a 60% increase compared to a combined 20.0 million PlayStation 3 and Xbox 360 consoles sold during the same time period of the prior console transition. The prior console transition showed a gradual adoption of the new consoles, while the older consoles with reduced pricing continued to sell well, particularly to more casual gamers. We believe that the age of the old consoles (7-8 years) contributed to consumer fatigue with the older technology and mobile gaming has encroached on potential sales of the old consoles to more casual gamers. As a result, sales of accessories designed for the old consoles also declined much more quickly than expected starting several months preceding the console releases. In fiscal 2015, approximately 20% of our gross sales were derived from products designed for use with the next generation of video game consoles (e.g. Xbox One, PlayStation 4, Nintendo Wii U), while only 4% of our gross sales were derived from products designed for use with legacy video game consoles (e.g. Xbox 360, PlayStation 3, Nintendo Wii).

Video game console prices typically are reduced as the products mature in the market-place and as the launch of new consoles is anticipated. Lower console prices usually result in higher sales of the consoles and higher sales of accessories designed to use with such consoles. Microsoft’s Xbox One was launched in November 2013 with a manufacturer suggested retail price (“MSRP”) of $499. In June 2014, Microsoft released a version of the Xbox One without the Kinect motion sensor for a MSRP of $399, and in January 2015 reduced the MSRP to $349. Nintendo’s Wii-U was launched in November 2012 with a MSRP of $299 for the basic model and $349 for the deluxe model, and in September 2013 the MSRP for the deluxe model was reduced to $299. Sony’s Play-

Station 4 was launched in November 2013 with a MSRP of $399 and has not received a permanent price reduction since the initial launch. Management believes that there may be price reductions in fiscal 2016 on one or more of the current console videogame systems, but no assurances can be given that any such price reductions will take place or that such price reductions will result in higher sales of video game consoles or products designed for use with such video game consoles.

In fiscal 2015, approximately 46% of our gross sales were derived from products designed for use with PC and Mac computers, including input devices, comprised primarily of mice and keyboards; specialty controllers, comprised of flight sticks, yokes, joysticks, and steering wheels; and audio products, comprised primarily of headsets. Gaming on PC and Mac computers remains strong, particularly amongst the core gamers, although this is also driving increased competition in this space.

In fiscal 2015, approximately 7% of our gross sales were derived from products designed for use with smart devices, including smart phones, tablets and other mobile devices. We have been working the past two years to develop our GameSmart branded line of products that are specifically designed to cater to this market and include: gaming controllers; input devices, comprised primarily of mice and keyboards; audio products, comprised primarily of headsets; and our M.O.J.O micro console. Historically, the smart device market has been limited to touch screen gaming due to limitations in the operating systems used in smart devices. Smart devices manufactured by Apple operate on the iOS operating system. Other smart devices operate primarily on Google’s Android operating system. During 2013, Apple released the iOS7 operating system and Google released the android 4.4 operating system known as “KitKat”, both of which provide controller support for gaming on smart devices. As a result, video games developed for smart devices running these operating systems, or subsequent releases, will allow users to use external controllers in addition to the device’s touchscreen when playing video games, thus providing an enhanced gaming experience. We believe controller-enabled games for smart devices will grow substantially in future years.

In fiscal 2015, approximately 22% of our fiscal 2015 gross sales were derived from products that can be used across multiple platforms, such as certain models of our audio headsets and mice.

Mad Catz Strategy

In fiscal 2016, our goal is to return to growth and profitability by focusing on the following strategic and operational objectives, which are consistent with the objectives we set in fiscal 2015:

•	designing innovative products for passionate gamers and executing strong global market launches of those products;

•	expanding the market for accessories designed for smart devices;

•	expanding our global sales reach, with particular focus on the Asia-Pacific (“APAC”) region;

•	continuing our discipline in working capital management and product placement profitability; and

•

identifying strategic opportunities for the expansion of products in adjacent and compatible categories, original equipment manufacturer (“OEM”) opportunities, and transactions with companies where Mad Catz can leverage its global distribution capabilities.

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

Because first parties such as Sony, Microsoft and Nintendo have created “closed video game systems”, and therefore companies need a license in order to produce compatible products for said consoles, it is a distinct competitive disadvantage if we cannot obtain such licenses. While the Company currently believes that it has the necessary licenses, or that it can obtain the necessary licenses, in order to produce compatible products with said consoles, there is no guarantee that our licenses will be renewed or granted in the first instance. Moreover, if these first parties enter into license agreements with companies other than us for their “closed systems,” we would be placed at a substantial competitive disadvantage.

From time to time, we acquire intellectual property licenses to augment the commercial appeal of certain of our products. We must obtain a license before exploiting such intellectual property.

Product Development and Support

We develop products using a team of design, production and technical professionals, in coordination with our marketing and finance departments. This team also has responsibility for the development and production process including the supervision and coordination of internal and external resources. Our hardware products are typically conceived and designed by our internal teams in Magor, Wales, Shenzhen, China and Hong Kong, China. Typically, we own the industrial design and other intellectual property associated with our products, which in most cases includes the tools, dies and molds used for production. From time to time, we also may acquire the rights to produce and distribute products that are, or will be, independently created by third parties in which we share the intellectual property rights or those rights are retained by the third party.

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

Principal Markets

The Company operates as one business segment, in the design, manufacture (through third parties in Asia), sales, marketing and distribution of interactive entertainment products marketed under our Mad Catz (gaming), Tritton (audio), and Saitek (simulation) brands. In fiscal 2015, approximately 32% of our gross sales were generated by customers with retail stores located in the Americas, 54% in Europe, the Middle East and Africa (“EMEA”), and 14% in APAC. In fiscal 2014, approximately 32% of our gross sales were generated by customers with retail stores located in the Americas, 59% in EMEA, and 9% in APAC. In fiscal 2013, approximately 42% of our gross sales were generated by customers with retail stores located in the Americas, 50% in EMEA, and 8% in APAC.

Customers

Our products are sold by many of the largest video game and consumer accessories retailers in the world including Amazon.com and GameStop in the Americas and Amazon.com, Comtrade, GameStop, Media-Saturn and MicroMania in EMEA.

In each of fiscal 2015, 2014 and 2013, one of our customers, GameStop, individually accounted for approximately 10%, 11% and 17% of our gross sales in fiscal 2015, 2014 and 2013, respectively, taking into account all of its U.S. and non-U.S. entities. In fiscal 2015 and 2014, one other customer, Amazon.com, individually accounted for approximately 14% and 13% of our gross sales in fiscal 2015 and 2014, respectively, taking into account all of its U.S. and non-U.S. entities. No other customer individually accounted for at least 10% of our gross sales in fiscal 2015, 2014 and 2013.

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

Our principal competitors for video game and PC accessories include first-party manufacturers Microsoft Corporation, Sony Corporation, and Nintendo Co., Ltd. and third-party manufacturers including: Accessories 4 Technology, Astro Gaming, BDA, Big Ben, Corsair, Genius, Hama GmbH & Co KG, Jöllenbeck GmbH, Inc., Logitech, NYKO, PDP, Power A, Razer, Roccat, SteelSeries, Thrustmaster, Trust International, and Turtle Beach.

We believe that our products are targeted to a broad demographic group and that the major factors that will provide us with continued viability and competitive edge are innovative products, quality, service, licenses, brands and retail relationships.

Employees

At March 31, 2015, we had 227 full-time employees in the following locations:

Location
United States	66
Canada	1
United Kingdom	35
Germany	21
France	5
Hong Kong	35
Spain	2
Sweden	1
Japan	3
China	58

Total	227

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

Executive Officers of the Registrant

Our executive officers and their ages as of June 25, 2015 are as follows:

Name	Position	Age
Darren Richardson	President, Chief Executive Officer and Director	54
Karen McGinnis	Chief Financial Officer	48
Brian Andersen	Chief Operating Officer	39
Whitney Peterson	Senior Vice President - Business Affairs, General Counsel and Secretary	50
Andrew Young	Vice President, Product Development	48

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

The vast majority of our sales are generated from a small number of large customers. In each of fiscal 2015, 2014 and 2013, one of our customers, GameStop, individually accounted for approximately 10%, 11% and 17% of our gross sales respectively, taking into account all of its U.S. and non-U.S. entities. In fiscal 2015 and 2014, one other customer, Amazon.com, individually accounted for approximately 14% and 13% of our gross sales in fiscal 2015 and 2014, respectively, taking into account all of its U.S. and non-U.S. entities. Our top ten customers accounted for approximately 57%, 57%, and 59% of gross sales in fiscal 2015, 2014 and 2013, respectively.

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

We have net monetary asset and liability balances in currencies other than the U.S. dollar, including the Pound Sterling, the Euro, the Canadian dollar, the Hong Kong dollar, the Japanese yen, and the Chinese Yuan Renminbi (“CNY”). International sales primarily are generated by our subsidiaries in the United Kingdom, Germany and Canada, and are denominated typically in their local currency. The expenses incurred by these subsidiaries are also denominated in the local currency. Our product costs from contract manufacturers are typically denominated in Hong Kong dollar. As a result, our operating results are exposed to changes in exchange rates between any of these currencies, and we do not currently hedge our foreign exchange risk. We will continue to monitor our exposure to currency fluctuations, and, where appropriate, may use financial hedging techniques in the future to minimize the effect of these fluctuations, which may be significant from time to time.

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

New game platforms and development for multiple consoles and mobile devices create additional technical and business model uncertainties that could impact our business.

A significant portion of our revenues are derived from the sale of video game accessories for use with proprietary video game platforms, such as the Microsoft Xbox One; the Sony PlayStation 4 and the Nintendo Wii U and proprietary mobile devices, designed to work on the Apple and Android operating systems. The success of our products is significantly affected by commercial acceptance of such video game and mobile platforms and the life cycle of older platforms. In addition, we anticipate that the research and development expenses incurred to develop compatible accessories for new and updated video game and mobile platforms may impact our profitability.

If first-party manufacturers choose to design PC, console or mobile-based systems that do not operate with third-party accessories and are successful in implementing technological barriers that prevent us from developing, manufacturing, marketing and distributing products for these new game platforms, our ability to continue our current business would be severely limited and our business, financial condition, results of operations and liquidity would be harmed.

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

We are parties to various license agreements with Microsoft Corporation (“Xbox Agreement”) under which we have the right to manufacture (through third party manufacturers), market and sell certain peripheral products for the Xbox 360 and Xbox One video game consoles. The products produced pursuant to the Xbox Agreement are license-dependent products. The Xbox Agreements are evergreen agreements that will automatically be extended unless either party provides written notice of its intention to terminate the license at least 90 days prior to the end of the then-current term. Should the Xbox Agreement expire, be terminated for cause, or fail to be renewed, our product offerings may be limited thereby significantly reducing our revenues.

The collectability of our receivables depends on the continued viability and financial stability of our retailers and distributors.

Due to the concentration of our sales to large high-volume customers, we maintain significant accounts receivable balances with these customers. As of March 31, 2015 and March 31, 2014, our 10 largest accounts receivable balances accounted for approximately 68% and 61%, respectively, of total accounts receivable in each period. We generally do not require any collateral from our customers to secure payment of these accounts receivable. However, we do seek to control credit risk through ongoing credit evaluations of our customers’ financial condition and by purchasing credit insurance on certain accounts receivable balances. If any of our major customers were to default in the payment of their obligations to us, our business, financial condition, operating results and cash flows could be adversely affected.

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

We have offices and sales throughout the world. Our registered office is in Canada. Our operational headquarters is in San Diego, California. We also have offices in the United Kingdom, France, Germany, Spain, Japan, China and Hong Kong. Approximately 68% of our gross sales in fiscal year 2015 were generated by customers whose retail locations are outside of North America, and a substantial majority of our products are manufactured by third parties in Hong Kong and China. The geographical distances between our operations create a number of logistical and communications challenges. These challenges include managing operations across multiple time zones, directing the manufacture and delivery of products across long distances, coordinating procurement of components and raw materials and their delivery to multiple locations, and coordinating the activities and decisions of the management team, which is based in a number of different countries.

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

In addition to cash flow generated from sales of our products, we finance our operations with a Credit Facility (the “Credit Facility”) provided by Wells Fargo Capital Finance, LLC (“Wells Fargo”), an unrelated party. The Credit Facility expires on July 31, 2016. If we are unable to comply with the restrictive and financial covenants contained in the Credit Facility, Wells Fargo may declare the outstanding borrowings under the facility immediately due and payable. In such an event, our liquidity will be materially adversely affected, which could in turn have a material adverse impact on our future financial position and results of operations. We would be required to obtain additional financing from other sources. We cannot predict whether or on what terms additional financing might be available. If we are required to seek additional financing and are unable to obtain it, we may have to change our business and capital expenditure plans, which would have a materially adverse effect on our future results of operations. In addition, the debt under our Credit Facility could make it more difficult to obtain other debt financing in the future, which could put us at a competitive disadvantage to competitors with less debt.

The Credit Facility contains financial and other covenants that we are obligated to maintain. If we violate any of these covenants, we will be in default under the Credit Facility. If a default occurs and is not timely cured or waived by Wells Fargo, Wells Fargo could seek remedies against us, including: (1) penalty rates of interest, (2) immediate repayment of the debt or (3) foreclosure on assets securing the Credit Facility. No assurance can be given that we will maintain compliance with these covenants in the future. The Credit Facility is asset based and can only be drawn down in an amount to which eligible collateral exists in North America and the United Kingdom, and can be negatively impacted by extended collection of accounts receivable, unexpectedly high product returns and slow moving inventory, among other factors. We are required to meet a monthly financial covenant based on a trailing twelve months’ Adjusted EBITDA, as defined. Our trailing twelve months’ Adjusted EBITDA as of March 31, 2015 and April 30, 2015 was lower than the required threshold and, accordingly, we were not in compliance with this covenant as of March 31, 2015 and April 30, 2015. On June 23, 2015, we received a waiver of the covenant default from Wells Fargo and entered into an amendment to the Credit Facility that extends the expiration of the credit facility to July 31, 2016 and modifies the trailing twelve months’ Adjusted EBITDA covenant, as defined, from April 2015 through June 2016.

We believe that our available cash balances, anticipated cash flows from operations and available line of credit will be sufficient to satisfy our operating needs for at least the next twelve months, and in the longer term, including any payments due on the note payable. We depend upon the availability of capital under our Credit Facility to finance our operations. Compliance with the Adjusted EBITDA covenants in fiscal 2016, which are tied closely to our internal forecasts and include significant contributions from anticipated sales of products related to the Rock Band 4 video game, depends on our ability to increase net sales and gross profit considerably. Also, we operate in a rapidly evolving and often unpredictable business environment that may change the timing or amount of expected future sales and expenses. If we are unable to comply with the Adjusted EBITDA covenants contained in the Credit Facility, Wells Fargo may declare the outstanding borrowings under the facility immediately due and payable. If we need to obtain additional funds as a result of the termination of the Credit Facility or the acceleration of amounts due thereunder, there can be no assurance that alternative financing can be obtained on substantially similar or acceptable terms, or at all. Our failure to promptly obtain alternate financing could limit our ability to implement our business plan and have an immediate, severe and adverse impact on our business, results of operations, financial condition and liquidity. In the event that no alternative financing is available, we would be forced to drastically curtail operations, or dispose of assets, or cease operations altogether.

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

Our accounts receivable represented 16%, 21%, and 26% of our total assets as of March 31, 2015, 2014 and 2013, respectively. As a result of the substantial amount and concentration of our accounts receivable, if any of our major customers fails to timely pay us amounts owed, we could suffer a significant decline in cash flow and liquidity which could negatively affect our ability to make payments under our Credit Facility and which, in turn, could adversely affect our ability to borrow funds, to purchase inventory, to sustain or expand our current sales volume. Accordingly, if any of our major customers fails to timely pay us amounts owed, our sales and profitability may decline.

Increases in interest rates may increase our interest expense and adversely affect our profitability and cash flow and our ability to service indebtedness.

We depend, in a significant part, on borrowings under the Credit Facility to finance our operations. Under the Credit Facility, interest accrues on the daily outstanding balance at an interest rate that ranges from U.S. prime rate plus 0.50% to U.S. prime rate 2.0%, depending upon our fixed charge coverage ratio. The variable rate debt outstanding under the Credit Facility had a weighted average annual interest rate of approximately 5.25% for the year ended March 31, 2015. Increases in the interest rate under the Credit Facility will increase our interest expense, which could harm our profitability and cash flow.

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

Item 1B.    Unresolved Staff Comments

Not applicable.

Item 2.    Properties

Our operational headquarters are located in San Diego, California. We believe that our facilities, all of which are leased facilities, will be suitable and adequate for our present purposes. We also believe we will be able to extend our existing leases on terms satisfactory to us or, if necessary, to locate substitute facilities on acceptable terms.

Information about our sales, distribution and administrative facilities in use as of March 31, 2015 is summarized in the following table:

Geography	Location	Primary Activities	Lease Expiration

Americas	San Diego, California, USA	Executive Offices, Sales and Administration	November 30, 2020

	Redlands, California, USA	Distribution and Customer Support	June 30, 2019

EMEA	Milton Keynes, Buckinghamshire, United Kingdom	Sales and Administration	Month-to-Month

	Magor, United Kingdom	Product Development	July 1, 2016

	Munchen, Germany	Sales and Administration	March 31, 2017

	Issy Les Moulineaux, France	Sales	February 28, 2017

APAC	Hong Kong S.A.R.	Sales and Administration	November 30, 2016

	Shenzhen, China	Sales, Product Development and Administration	September 22, 2017

	Beijing, China	Sales	March 31, 2016

	Tokyo, Japan	Sales	Month-to-Month

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

On November 21, 2014, Samsung Electronics Co., Ltd. and Samsung Austin Semiconductor, LLC (collectively, “Samsung”) filed a complaint against the Company (and numerous third parties, including Nvidia Corporation) for patent infringement in the United States International Trade Commission. The complaint is styled In the Matter of Certain Graphics Processing Chips, Systems on a Chip, and Products Containing the Same, Investigation No. 377-TA-941 and alleges that the defendants have infringed and continue to infringe U.S. Patent Nos. 6,147,385, 6,173,349, 7,056,776, and 7,804,734 by offering for sale, selling, and/or importing into the United States certain graphics processing units, systems on a chip, and products containing the same that, allegedly, are covered by one of more claims of the above-cited patents. Specifically, as to the Company, Samsung alleges that the Company’s M.O.J.O. micro-console for Android product, which utilizes the Nvidia Tegra 4 T40S systems on a chip, directly infringes one of more claims of at least one of the patents at issue. On December 30, 2014, the United States International Trade Commission (the “Commission”) instituted an investigation into the matter to determine whether there is a violation of the Tariff Act of 1930, as amended, by reason of the alleged infringement of the above-cited patents. The Commission’s initial determination is due on or before December 22, 2015 and the target date for completion of the Commission’s investigation is April 22, 2016. The Company believes that the allegations lack merit and intends to vigorously defend all claims asserted. It is impossible at this time to assess whether the outcome of this proceeding will have a material adverse effect on the Company. We have not recorded any accrual for a contingent liability associated with this legal proceeding based on our belief that a liability, while possible, is not probable and any range of potential future charge cannot be reasonably estimated at this time.

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

PART II

Item 5.    Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock commenced trading on the Toronto Stock Exchange (“TSX”) in December 1995 and on NYSE MKT (“NYSE MKT”) in September 1999. Since September 2001, our common stock has traded on the NYSE MKT and the TSX under the symbol “MCZ”. The following table sets forth, for the fiscal quarters indicated, the high and low market prices for the Company’s common stock on the NYSE MKT and TSX:

	NYSE MKT (U.S. $)		Toronto Stock Exchange (Canadian $)
	High	Low	High	Low
Fiscal 2015
Fourth Quarter	$0.54	$0.35	$0.68	$0.45
Third Quarter	0.57	0.38	0.64	0.43
Second Quarter	0.72	0.38	0.75	0.44
First Quarter	0.78	0.47	0.84	0.51
Fiscal 2014
Fourth Quarter	$0.54	$0.42	$0.61	$0.45
Third Quarter	0.81	0.44	0.86	0.44
Second Quarter	0.90	0.46	0.90	0.50
First Quarter	0.50	0.38	0.52	0.37

Holders

The closing sales price of our common stock on the NYSE MKT was $0.47 on June 18, 2015, and there were approximately 205 shareholders of record of our common stock as of that date.

Dividends

We have never declared or paid any dividends and do not expect to pay any dividends in the foreseeable future.

Issuer Purchases of Equity Securities

Neither our Company nor any affiliated purchaser repurchased any of our equity securities during fiscal 2015.

The graph below compares the cumulative total shareholder return on the Common Stock of the Company from March 31, 2010 through and including March 31, 2015 with the cumulative total return on the S&P/TSX Composite Total Return Index, the NYSE MKT Composite Index and the stocks included in the Morningstar database under the Standard Industrial Code 3944 (Games & Toys, except Bicycles). The graph assumes the investment of $100 in the Company’s Common Stock and in each of the indexes on March 31, 2010 and reinvestment of all dividends. Unless otherwise specified, all dates refer to the last day of each year presented. The stock price information shown on the graph below is not necessarily indicative of future price performance.

ASSUMES $100 INVESTED ON MARCH 31, 2010

ASSUMES DIVIDEND REINVESTED

FISCAL YEAR ENDED MARCH 31, 2015

	Fiscal Year Ended
	3/31/2010	3/31/2011	3/31/2012	3/31/2013	3/31/2014	3/31/2015
Mad Catz Interactive, Inc.	$100.00	$456.25	$129.17	$78.75	$100.52	$76.85
NYSE MKT Market Index	100.00	130.73	134.28	136.81	153.40	143.27
S&P/TSX Composite Total Return	100.00	120.41	108.66	115.30	133.71	142.97
SIC Code 3944	100.00	123.99	105.21	123.73	154.35	171.80

Companies included in the Standard Industrial Code 3944 peer group include: Corewafer Industries Inc.; Gaming Partners International Corp; Hasbro, Inc.; Jakks Pacific, Inc.; LeapFrog Enterprises, Inc.; Mad Catz Interactive, Inc.; Millennium Prime Inc.; Nocopi Technologies, Inc.; Small World Kids, Inc.; and Smart Technologies Holding Corp.

Item 6.    Selected Financial Data

The summary of financial information set forth below is derived from and should be read in conjunction with the financial statements and notes thereto included elsewhere in this Annual Report on Form 10-K. Our historical results are not necessarily indicative of our results of operations to be expected in the future.

	Years Ended March 31,
	2015	2014	2013	2012	2011
	(In thousands of U.S. dollars, except share and per share data)
Consolidated Statements of Operations Data:
Net sales	$86,223	$89,629	$122,664	$117,552	$183,899
Cost of sales	62,379	66,731	88,148	86,052	130,605

Gross profit	23,844	22,898	34,516	31,500	53,294
Operating expenses:
Sales and marketing	11,253	12,656	15,397	15,313	14,316
General and administrative	10,802	11,649	11,941	12,411	13,794
Research and development	2,995	4,238	4,205	5,634	4,678
Acquisition related items	—	134	1,088	1,067	873
Amortization	437	743	933	955	951
Goodwill impairment	—	—	10,468	—	—

Total operating expenses	25,487	29,420	44,032	35,380	34,612

Operating (loss) income	(1,643)	(6,522)	(9,516)	(3,880)	18,682
Other (expense) income:
Interest expense, net	(775)	(659)	(894)	(1,123)	(2,897)
Foreign exchange (loss) gain, net	(784)	(870)	615	(560)	1,195
Change in fair value of warrant liabilities	598	74	544	2,557	—
Other income	172	142	87	115	247

Total other (expense) income	(789)	(1,313)	352	989	(1,455)

(Loss) income before income taxes	(2,432)	(7,835)	(9,164)	(2,891)	17,227
Income tax benefit (expense)	7,179	394	(2,036)	1,264	(6,346)

Net income (loss)	$4,747	$(7,441)	$(11,200)	$(1,627)	$10,881

Net income (loss) per share:
Basic	$0.07	$(0.12)	$(0.18)	$(0.03)	$0.20

Diluted	$0.07	$(0.12)	$(0.18)	$(0.03)	$0.18

Shares used in calculation:
Basic	64,350,893	63,757,395	63,471,235	63,094,422	55,429,673
Diluted	64,776,699	63,757,395	63,471,235	63,094,422	66,924,206
Consolidated Selected Balance Sheet Data:
Cash	$5,142	$1,496	$2,773	$2,474	$3,734
Working capital	3,833	5,888	12,117	12,967	6,199
Goodwill and intangible assets, net	2,584	3,022	3,679	15,102	16,069
Total assets	47,492	39,293	52,523	77,073	75,534
Bank loan	7,920	5,612	8,888	16,654	5,408
Convertible notes payable, including interest	—	—	—	—	14,828
Notes payable	1,051	2,359	—	—	—
Total shareholders’ equity	15,788	12,126	16,878	29,491	24,097

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

Overview

Our Business

Mad Catz designs, manufactures (primarily through third parties in Asia), markets and distributes innovative interactive entertainment products marketed under our Mad Catz (gaming), Tritton (audio), and Saitek (simulation) brands. Our products, which primarily include headsets, mice, keyboards, controllers, specialty controllers, and other accessories, cater to passionate gamers across multiple platforms including in-home gaming consoles, handheld gaming consoles, PC and Mac computers, smart phones, tablets and other mobile devices. We distribute our products through our online store as well as through many leading retailers around the globe. We are operationally headquartered in San Diego, California, and maintain offices in Europe and Asia.

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

Foreign Currency

In fiscal 2015, approximately 72% of our annual sales were transacted outside the United States. The majority of our international business is presently conducted in currencies other than the U.S. dollar. Foreign currency transaction gains and losses arising from normal business operations are credited to or charged against earnings in the period incurred. As a result, fluctuations in the value of the currencies in which we conduct our business relative to the U.S. dollar will cause currency transaction gains and losses, which we have experienced in the past and continue to experience. Due to the substantial volatility of currency exchange rates, among other factors, we cannot predict the effect of exchange rate fluctuations upon future operating results. There can be no assurances that we will not experience currency losses in the future. To date we have not hedged against foreign currency exposure and we cannot predict the effect foreign currency fluctuations will have on us in the future.

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

Customer Marketing Programs

Where applicable, we record allowances for customer marketing programs, including certain rights of return, price protection, volume-based cash incentives and cooperative advertising. The estimated cost of these programs is accrued as a reduction to revenue when they are customer payments or incentives, or as an operating expense when they represent shared marketing expenses in the period we sell the product or commit to the program. Such amounts are estimated, based on historical experience and contractual terms, and periodically adjusted based on historical and anticipated rates of returns, inventory levels and other factors and are recorded as either operating expenses or a reduction of sales in accordance with authoritative guidance.

We grant limited rights of return for certain products. Estimates of expected future product returns are based on analyses of historical returns and information regarding inventory levels and the demand and acceptance of our products by the end consumer.

Consistent with industry standards and practices, on a product-by-product basis by customer, we allow price protection credits to be issued to retailers in the event of a subsequent price reduction. In general, price protection refers to the circumstances when we elect to decrease the price of a product and issue credits to our customers to protect the customers from lower profit margins on their then current inventory of the product. The decision to effect price reductions is influenced by retailer inventory levels, product lifecycle stage, market acceptance, competitive environment and new product introductions. Credits are issued based upon the number of units that customers have on hand at the date of the price reduction. Temporary price-protection credits may be issued to retailers for an agreed-upon promotional period. Credits are issued based upon the number of units sold by the retailer during the promotional period. Upon approval of a price protection program, reserves for the estimated amounts to be reimbursed to qualifying customers are established. Reserves are estimated based on analyses of qualified inventories on hand with retailers and distributors or projected sales during a promotional period.

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

We also offer other incentive programs to customers and record reserves for such programs as a reduction of revenue at the time revenue is recognized. Estimates of required reserves are determined based on programs negotiated with the specific customers.

Future market conditions and product transitions may require us to take action to increase customer programs and incentive offerings that could result in incremental reductions to revenue or increased operating expenses at the time the incentive is offered.

Allowance for Doubtful Accounts

We sell our products in the Americas, EMEA and APAC primarily through retailers. We generally do not require any collateral from our customers. However, we seek to control our credit risk through ongoing credit evaluations of our customers’ financial condition and by purchasing credit insurance on certain accounts receivable balances.

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

Our customer base is highly concentrated and a deterioration of a significant customer’s financial condition, or a decline in the general economic conditions could cause actual write-offs to be materially different from the estimated allowance. As of March 31, 2015, one customer represented 14% of total accounts receivable. Customers comprising the ten highest outstanding trade receivable balances accounted for approximately 68% of total accounts receivables as of March 31, 2015. If any of these customer’s receivable balances should be deemed uncollectible, we would have to make adjustments to our allowance for doubtful accounts, which could have a significant adverse effect on our financial condition and results of operations in the period the adjustments are made.

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

The fair value of each option award is estimated on the date of grant using the Black-Scholes option valuation model. The expected life of the options is based on a number of factors, including historical exercise experience, the vesting term of the award, and the expected volatility of our stock. The expected volatility is estimated based on the historical volatility (using daily pricing) of our stock. The risk-free interest rate is determined on a constant U.S. Treasury security rate with a contractual life that approximates the expected term of the stock options. In accordance with authoritative guidance, we reduce the calculated Black-Scholes value by applying a forfeiture rate, based upon historical pre-vesting option cancellations. Estimated forfeitures are reassessed at each balance sheet date and may change based on new facts and circumstances.

Valuation of Deferred Income Taxes

We record valuation allowances to reduce our deferred tax assets to an amount that we believe is more likely than not to be realized. We consider estimated future taxable income and ongoing prudent and feasible tax planning strategies, including reversals of deferred tax liabilities, in assessing the need for a valuation allowance. If we were to determine that we will not realize all or part of our deferred tax assets in the future, we would make an adjustment to the carrying value of the deferred tax asset, which would be reflected as income tax expense. Conversely, if we were to determine that we will realize a deferred tax asset, which currently has a valuation allowance, we would reverse the valuation allowance which would be reflected as an income tax benefit or as an adjustment to stockholders’ equity, for tax assets related to stock options. In fiscal year 2015, we consolidated our research and development facilities away from the United States resulting in the transfer of risks associated with certain intellectual property to our Hong Kong subsidiary. As a result, we conducted a transfer pricing study to reflect the responsibilities, functions, and risks of our subsidiaries, which was completed during the fourth quarter of fiscal 2015, and accordingly, revised our transfer pricing policies to reflect changes in the business and the results of the study. As a result of the revised transfer pricing policies and an analysis of the timing of reversals and expiration of our temporary differences, the Company determined that it is more likely than not that a portion of the deferred tax assets in the U.S. will be realized and, accordingly, released $8.8 million of the valuation allowance against those deferred tax assets. The Company continues to record a valuation allowance of $1.2M against US deferred tax assets related to tax attributes that will expire prior to utilization. However, the revised transfer pricing policies also created uncertainties regarding the realization of the Company’s net deferred tax assets in Hong Kong due to the uncertainty over future profitability as well as the fact that the Company has a three-year cumulative book pre-tax loss position in Hong Kong. As a result, the Company has established a valuation allowance of $1.5 million against its Hong Kong deferred tax assets. Additionally, the Company continues to record a valuation allowance against certain other foreign deferred tax assets including a full valuation allowance against the deferred tax assets of the Company’s Canadian holding company, Mad Catz Interactive, Inc. (“MCII”). The Company believes there is insufficient evidence to conclude that realization of the benefit is more likely than not and, therefore, the Company continues to record a valuation allowance on these assets. MCII is a corporate entity, which has no revenue or other income, and incurs corporate-related expenses. Taxable losses are incurred each year and MCII has a history of operating losses. These circumstances are not anticipated to change and, therefore, the Company does not expect MCII to generate sufficient taxable income in the foreseeable future to enable the entity to utilize its tax loss carryforwards.

The Company has worldwide gross deferred tax assets and valuation allowances of approximately $19.0 million and $9.2 million, respectively, as of March 31, 2015. The Company will continue to evaluate the ability to realize its net deferred tax assets on an ongoing basis to identify whether any significant changes in circumstances or assumptions have occurred that could materially affect the ability to realize deferred tax assets and expects to release the valuation allowance when it has sufficient positive evidence, including but not limited to cumulative earnings in successive recent periods, to overcome such negative evidence.

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

Results of Operations

Fiscal Year Ended March 31, 2015 Compared to Fiscal Year Ended March 31, 2014

Net Sales

Consolidated net sales for fiscal 2015 decreased 4% compared to fiscal 2014. The decrease in net sales during the current year was driven primarily by a decrease in sales of our products, primarily audio, designed for legacy consoles and universal platforms due to the launch of the PlayStation 4 and Xbox One consoles in November 2013. Although we are experiencing strong growth in products developed for these new consoles, which represented 21% of our sales this year compared to only 3% last year, the decline in sales of products related to the legacy consoles has been greater than we and others in the industry anticipated. As a result, sales of products designed for legacy consoles represented only 4% of our sales this year, compared to 19% in the prior year, and sales of our universal products represented 22% of our sales this year, compared to 29% in the prior year.

Our sales of products designed for the PC and Mac, which represented 46% of our sales during fiscal 2015, have been driven by growth in sales of our Saitek flight simulation products due to new product introductions and increased marketing activities, offset partially by declines in sales of our gaming mice and keyboards. The decline in sales of gaming mice and keyboards was driven primarily by a planned reduction in product placement at some U.S. accounts and an increase in aggressive pricing competition within this space.

We also experienced an increase in sales of products developed for smart devices, which represented 7% of our sales this year, compared to 2% in the prior year, driven primarily by controllers sold to a customer in APAC under a private label program.

Overall, the strengthening of the dollar against the currencies of our foreign operations also had a negative impact on sales growth, as the sales in local currency for our foreign operations are converted to fewer US dollars than they were a year ago. Had the exchange rates remained unchanged from prior year end the decrease in sales for fiscal 2015 compared to fiscal 2014 would have been 2%, instead of the actual decrease of 4%.

We expect net sales in fiscal 2016 to increase compared to fiscal 2015 driven primarily by the launch of the Rock Band 4 video game, for which we will serve as the co-publisher and hardware manufacturer, and expected growth in the installed base of PlayStation 4 and Xbox One consoles.

From a geographical perspective, our net sales for the fiscal years ended March 31, 2015 and 2014 were as follows (in thousands):

	Years Ended March 31,
	2015		2014		$ Change	% Change
	Net Sales	% of Total	Net Sales	% of Total
EMEA	$46,247	54%	$53,132	59%	$(6,885)	(13)%
Americas	27,897	32%	28,470	32%	(573)	(2)%
APAC	12,079	14%	8,027	9%	4,052	50%

	$86,223	100%	$89,629	100%	$(3,406)	(4)%

Our sales by quarter were as follows (in thousands):

	Year Ended March 31, 2015		Year Ended March 31, 2014
	Net Sales	% of Total	Net Sales	% of Total
1st quarter	$16,747	20%	$18,684	21%
2nd quarter	22,467	26%	17,839	20%
3rd quarter	30,451	35%	32,889	37%
4th quarter	16,558	19%	20,217	22%

	$86,223	100%	$89,629	100%

Our sales by platform as a percentage of gross sales were as follows:

	Years Ended March 31,
	2015	2014
PC and Mac	46%	45%
Universal	22%	29%
Next gen consoles (a)	21%	3%
Smart devices	7%	2%
Legacy consoles (b)	4%	19%
All others	—%	2%

	100%	100%

(a)	Includes products developed for Xbox One, PlayStation 4 and Wii U.
(b)	Includes products developed for Xbox 360, PlayStation 3 and Wii.

Our sales by product category as a percentage of gross sales were as follows:

	Years Ended March 31,
	2015	2014
Audio	42%	47%
Specialty controllers	25%	16%
Mice and keyboards	23%	29%
Controllers	6%	1%
Accessories	3%	5%
Games and other	1%	2%

	100%	100%

Our sales by brand as a percentage of gross sales were as follows:

	Years Ended March 31,
	2015	2014
Tritton	39%	42%
Mad Catz	34%	41%
Saitek	19%	12%
All others	8%	5%

	100%	100%

Gross Profit

Gross profit is defined as net sales less cost of sales. Cost of sales consists of product costs, cost of licenses and royalties, write-downs of inventory, cost of freight-in and freight-out and distribution center costs, including depreciation and other overhead costs.

The following table presents net sales, cost of sales and gross profit for fiscal years ended March 31, 2015 and 2014 (in thousands):

	Years Ended March 31,
	2015		2014
	Amount	% of Net Sales	Amount	% of Net Sales	$ Change	% Change
Net sales	$86,223	100%	$89,629	100%	$(3,406)	(4)%
Cost of sales	62,379	72%	66,731	74%	4,352	7%

Gross profit	$23,844	28%	$22,898	26%	$946	4%

Although sales decreased 4% from fiscal 2014 to fiscal 2015, gross profit increased 4% due to an increase in gross margin to 28%. The increase in gross margin is due primarily to decreases in sales returns and discounts, inventory write-downs and royalties and licenses as a percentage of net sales. The improvements to gross margin were offset partially by an increase in freight expense, particularly air freight, as a percentage of net sales, and product mix. Additionally, the strengthening of the dollar against the currencies of our foreign operations had a negative impact on gross margin, as the sales in local currency for our foreign operations are converted to fewer US dollars than they were a year ago but the manufacturing costs are in US dollars. We expect gross profit in fiscal 2016 to increase compared to fiscal 2015, although we expect gross margin to decline due to lower margin sales of Rock Band 4 products.

Operating Expenses

Operating expenses for fiscal years ended March 31, 2015 and 2014 were as follows (in thousands):

	March 31, 2015	% of Net Sales	March 31, 2014	% of Net Sales	$ Change	% Change
Sales and marketing	$11,253	13%	$12,656	14%	$(1,403)	(11)%
General and administrative	10,802	13%	11,649	13%	(847)	(7)%
Research and development	2,995	3%	4,238	5%	(1,243)	(29)%
Acquisition related items	0	—%	134	—%	(134)	(100)%
Amortization of intangibles	437	1%	743	1%	(306)	(41)%

	$25,487	30%	$29,420	33%	$(3,933)	(13)%

Sales and Marketing Expenses.    Sales and marketing expenses consist primarily of payroll, commissions, participation at trade shows and travel costs for our worldwide sales and marketing staff, advertising expense and costs of operating our websites. The decrease in sales and marketing expense of $1.4 million is primarily decreases in variable cooperative advertising expense as a result of decreased sales and a concerted effort to reduce overall operating expenses. We expect sales and marketing expenses in fiscal 2016, on an absolute dollar basis, to increase compared to fiscal 2015 levels.

General and Administrative.    General and administrative expenses include salaries and benefits for our executive and administrative personnel, facilities costs and professional services, such as legal and accounting. The decrease in general and administrative expenses of $0.8 million is primarily related to reductions in facility expenses, headcount reductions and lower incentive compensation expense. We expect general and administrative expenses in fiscal 2016, on an absolute dollar basis, to increase compared to fiscal 2015 levels.

Research and Development.    Research and development expenses include the costs of developing and enhancing new and existing products. The decrease in research and development expenses of $1.2 million was primarily related to a reduction in software development expenses compared to the prior year. Additionally, during the year ended March 31, 2015, we received a reimbursement for engineering work performed on behalf of a third party of approximately $0.5 million. We expect research and development expenses in fiscal 2016 to increase compared to fiscal 2015 levels.

Acquisition Related Items.    Acquisition related items represent adjustments to the contingent consideration valuation related to the acquisition of Tritton Technologies, Inc. As the contingent consideration was converted to a note payable in fiscal 2014, these amounts related to the Tritton Technologies, Inc. acquisition are zero beginning in fiscal 2015.

Amortization of Intangibles.    Amortization expenses consist of the amortization of the acquired intangible assets from prior acquisitions. We expect amortization of intangibles in fiscal 2016 to decrease compared to fiscal 2015 levels.

Other (Expense) Income

Other (expense) income consists primarily of interest expense on our outstanding debt, foreign currency exchange gains or losses, change in fair value of the warrants issued in connection with Securities Purchase Agreements entered into by the Company in 2011 and 2015, and other items that may be specific to a reporting period. The foreign currency exchange gains or losses are associated with fluctuations in the value of the functional currencies of our foreign subsidiaries, which include the Pound Sterling, the Euro, the Canadian dollar, the Hong Kong dollar, the Japanese yen, and the Chinese Yuan Renminbi (“CNY”), against the U.S. Dollar. Other expense was $0.8 million in fiscal 2015 compared to $1.3 million in fiscal 2014. The decrease in other expense of $0.5 million is primarily due to the change in the fair value of the warrant liabilities.

Income Tax Benefit (Expense)

Income tax benefit of $7.2 million and $0.4 million reflect effective tax rates of 295% and 5% for fiscal 2015 and 2014, respectively. Our effective tax rate is a blended rate for different jurisdictions in which the Company operates. Our effective tax rate fluctuates depending on the composition of our taxable income between the various jurisdictions in which we do business. The change in the effective tax rate in fiscal 2015 compared to fiscal 2014 is primarily due to an $8.8 million release of a valuation allowance against our U.S. deferred tax assets, offset partially by the establishment of a valuation allowance of $1.5 million against our Hong Kong deferred tax assets. The change in the valuation allowance was a result of a transfer pricing study completed in the fourth quarter, which changed the way income (loss) is allocated among our jurisdictions as a result of changes in the business. The Company will continue to evaluate the ability to realize its net deferred tax assets on an ongoing basis to identify whether any significant changes in circumstances or assumptions have occurred that could materially affect the deferred tax assets.

Fiscal Year Ended March 31, 2014 Compared to Fiscal Year Ended March 31, 2013

Net Sales

Consolidated net sales for fiscal 2014 decreased 27% compared to fiscal 2013. We experienced a decline in all regions due primarily to a decrease in demand, particularly with our larger retail customers, due to the gaming console transitions that occurred in November 2013. This decline in net sales was more pronounced in the Americas where a greater percentage of our net sales are of products developed for console gaming compared to EMEA, where a greater percentage are of products developed for gaming on the PC and Mac. Although we experienced a decline across all product categories, the largest impact was the reduction in sales of audio products, driven primarily by decreases in sales of higher priced headsets developed for specific gaming consoles, offset partially by increases in sales of headsets at lower price points.

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

Acquisition Related Items.    Acquisition related items represent adjustments to the contingent consideration valuation related to the Tritton acquisition. As the contingent consideration was converted to a note payable in fiscal 2014, these amounts related to the Tritton acquisition are zero beginning in fiscal 2015.

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

Liquidity and Capital Resources

The table below provides a summary of cash provided by (used in) operating, investing and financing activities during the fiscal years ended March 31, 2015, 2014 and 2013 (in thousands):

	Years Ended March 31,
	2015	2014	2013
Net cash provided by operating activities	$1,472	$4,087	$10,190
Net cash used in investing activities	(2,067)	(1,541)	(1,046)
Net cash provided by (used in) financing activities	4,424	(3,915)	(8,739)
Effect of foreign currency exchange rate changes on cash	(183)	92	(106)

Net increase (decrease) in cash	$3,646	$(1,277)	$299

Operating Activities

Net cash provided by operating activities for the year ended March 31, 2015 primarily reflects a decrease in inventory of $1.0 million and an increase in accounts payable of $1.6 million. These increases in cash were partially offset by the net loss for the period before non-cash items (i.e. depreciation, amortization, provision for deferred income taxes, stock-based compensation, and change in the fair value of warrant liabilities), and a decrease in accrued expenses of $1.1 million. Net cash provided by operating activities for the year ended March 31, 2014 primarily reflects a decrease in inventory of $7.3 million and a decrease in accounts receivable of $6.4 million. These increases in cash were partially offset by the net loss for the period before non-cash items (i.e. depreciation, amortization, provision for deferred income taxes, stock-based compensation, contingent consideration, and change in the fair value of warrant liability) and increases in accounts payable and accrued expenses of $1.9 million and $1.6 million, respectively. Net cash provided by operating activities for the year ended March 31, 2013 primarily related to a $1.2 million decrease in accounts receivable and a $7.6 million decrease in inventory, partially offset by a $2.4 million decrease in accounts payable. We are focused on effectively managing our overall liquidity position by continuously monitoring inventory levels and expenses, and managing our accounts receivable collection efforts.

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

Investing Activities

Net cash used in investing activities, which consisted primarily of capital expenditures to support our operations and were made up primarily of production molds, and to a lesser extent, computers and machinery and equipment, was $2.1 million, $1.5 million and $1.0 million during the years ended March 31, 2015, 2014 and 2013, respectively.

Financing Activities

Net cash provided by (used in) financing activities, which is primarily the result of net borrowings (repayments) under our line of credit described below, was $4.4 million, ($3.9) million and $8.7 million during the years ended March 31, 2015, 2014 and 2013, respectively. During the year ended March 31, 2015, we also received proceeds of $3.4 million from the issuance of common stock and warrants under a Securities Purchase Agreement.

We maintain a Credit Facility with Wells Fargo Capital Finance, LLC (“Wells Fargo”) to borrow up to $25 million under a revolving line of credit subject to the availability of eligible collateral (accounts receivable and inventories), which changes throughout the year. Under the line of credit, interest accrues on the daily outstanding balance at an interest rate that ranges from U.S. prime rate plus 0.50% to U.S. prime rate plus 2.0% per annum or, at our option, LIBOR plus 2.50% to 3.50% with a LIBOR floor of 1.50%. At both March 31, 2015 and 2014, the interest rate was 5.25%. We are also required to pay a monthly service fee of $1,500 and an unused line fee equal to 0.25% of the unused portion of the loan. Borrowings under the Credit Facility are secured by a first priority interest in the inventories, equipment, and accounts receivable of certain of our subsidiaries and by a pledge of all of the capital stock of our subsidiaries. We are required to meet a monthly financial covenant based on a trailing twelve months’ Adjusted EBITDA, as defined. Our trailing twelve months’ Adjusted EBITDA as of March 31, 2015 and April 30, 2015 was lower than the required threshold and, accordingly, we were not in compliance with this covenant as of March 31, 2015 and April 30, 2015. On June 23, 2015, we received a waiver of the covenant default from Wells Fargo and entered into an amendment to the Credit Facility that extends the expiration of the credit facility to July 31, 2016 and establishes the trailing twelve months’ Adjusted EBITDA covenant, as defined, from April 2015 through June 2016. However, there can be no assurance that we will be able to meet the covenants or that we would be able to obtain waivers from Wells Fargo to the extent we are not in compliance with the covenants.

In connection with our acquisition of Tritton in May 2010, we were obligated to make certain payments over a five-year period to former Tritton shareholders of up to $8.7 million based on the achievement of certain specific performance measures. The Company paid $1,650,000 under this arrangement during the year ended March 31, 2014, of which $800,000 is reflected in financing activities and $850,000 is reflected in operating activities. On February 27, 2014, the Company and individuals who held approximately 99% of Tritton prior to the purchase (the “Sellers”) entered into a Settlement and Release Agreement (the “Settlement Agreement”). Under the Settlement Agreement, the Company agreed to issue to the Sellers a Promissory Note (the “Note Payable”) providing for payments to the Sellers in an aggregate amount equal to $2,475,000 over a two-year period commencing in May 2014, which replaced the final two years of contingent consideration. The aggregate amount of the remaining payments was $1.1 million as of March 31, 2015, and is reflected in our consolidated balance sheet.

We believe that our available cash balances, anticipated cash flows from operations and available line of credit will be sufficient to satisfy our operating needs for at least the next twelve months, and in the longer term, including any payments due on the note payable. We depend upon the availability of capital under our Credit Facility to finance our operations. Compliance with the Adjusted EBITDA covenants in fiscal 2016, which are tied closely to our internal forecasts and include significant contributions from anticipated sales of products related to the Rock Band 4 video game, depends on our ability to increase net sales and gross profit considerably. Also, we operate in a rapidly evolving and often unpredictable business environment that may change the timing or amount of expected future sales and expenses. If we are unable to comply with the Adjusted EBITDA covenants contained in the Credit Facility, Wells Fargo may declare the outstanding borrowings under the facility immediately due and payable. If we need to obtain additional funds as a result of the termination of the Credit Facility or the acceleration of amounts due thereunder, there can be no assurance that alternative financing can be obtained on substantially similar or acceptable terms, or at all. Our failure to promptly obtain alternate financing could limit our ability to implement our business plan and have an immediate, severe and adverse impact on our business, results of operations, financial condition and liquidity. In the event that no alternative financing is available, we would be forced to drastically curtail operations, or dispose of assets, or cease operations altogether.

Contractual Obligations and Commitments

The following summarizes our contractual payment obligations at March 31, 2015 (in thousands):

	Payments Due
	Total	Less Than 1 Year	1-3 Years	4-5 Years	More Than 5 Years
Bank loan (see Note 7 of Notes to Consolidated Financial Statements)	$7,920	$7,920	$—	$—	—
Notes payable (see Note 3 of Notes to Consolidated Financial Statements)	1,051	1,015	36	—	—
Operating leases (see Note 11 of Notes to Consolidated Financial Statements)	5,271	1,521	3,058	692	—
Royalty & license guaranteed commitments (see Note 11 of Notes to Consolidated Financial Statements)	16,504	16,322	182	—	—

Total	$30,746	$26,778	$3,276	$692	$—

As of March 31, 2015 and 2014, we did not have any relationships with unconsolidated entities or financial parties, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As such, we are not exposed to any financing, liquidity, market, or credit risk that could arise if we had engaged in such relationships.

Adjusted EBITDA (Loss)

Adjusted EBITDA (loss), a non-GAAP (“Generally Accepted Accounting Principles”) financial measure, represents net income (loss) before interest, taxes, depreciation and amortization, stock-based compensation, the gain/loss on the change in the fair value of the related warrant liabilities, goodwill impairment, if any, and acquisition related items. Adjusted EBITDA is not intended to represent cash flows for the period, nor is it being presented as an alternative to operating or net income (loss) as an indicator of operating performance and should not be considered in isolation or as a substitute for measures of performance prepared in accordance with generally accepted accounting principles. As defined, Adjusted EBITDA is not necessarily comparable to other similarly titled captions of other companies due to potential inconsistencies in the method of calculation. We believe, however, that in addition to the performance measures found in our financial statements, Adjusted EBITDA is a useful financial performance measurement for assessing our operating performance. We use Adjusted EBITDA as a measurement of operating performance in comparing our performance on a consistent basis over prior periods, as it removes from operating results the impact of our capital structure, including the interest expense resulting from our outstanding debt, and our asset base, including depreciation and amortization of our capital and intangible assets. In addition, Adjusted EBITDA is an important measure for our lender. We calculate Adjusted EBITDA as follows (in thousands):

	Years Ended March 31,
	2015	2014	2013
Net income (loss)	$4,747	$(7,441)	$(11,200)
Adjustments:
Interest expense, net	775	659	894
Income tax(benefit) expense	(7,179)	(394)	2,036
Depreciation and amortization	2,050	2,607	3,029
Stock-based compensation	520	557	663
Change in fair value of warrant liabilities	(598)	(74)	(544)
Acquisition related items	—	134	1,088
Goodwill impairment	—	—	10,468

Adjusted EBITDA (loss)	$315	$(3,952)	$6,434

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

Foreign Currency Exchange Rate Risk

A majority of our international business is presently conducted in currencies other than the U.S. dollar and may be exposed to financial market risk resulting from fluctuations in foreign currency exchange rates, particularly the Chinese Yuan Renminbi (“CNY”), the Pound Sterling, the Euro and the Canadian dollar. Foreign currency transaction gains and losses arising from normal business operations are credited to or charged against earnings in the period incurred. As a result, fluctuations in the value of the currencies in which we conduct our business relative to the U.S. dollar will cause currency transaction gains and losses, which we have experienced in the past and continue to experience. Due to the difficulty in determining and obtaining predictable cash flow forecasts in our foreign operations based on the overall challenging environment and associated contract structures, we do not currently utilize any derivative financial instruments to hedge foreign currency risks. The volatility of the CNY, the Pound Sterling, the Euro and the Canadian dollar (and any other applicable currencies) will be monitored frequently throughout the coming year. If appropriate, we may enter into hedging transactions in order to mitigate our risk from foreign currency fluctuations. Due to the substantial volatility of currency exchange rates, among other factors, we cannot predict the effect of exchange rate fluctuations upon future operating results. There can be no assurances that we will not experience currency losses in the future. We estimate that an immediate 10% adverse change in foreign exchange rates not currently pegged to the U.S. dollar would have decreased our reported net income by approximately $2.8 million for the year ended March 31, 2015.

Interest Rate Risk

We are exposed to interest rate risk on borrowings under the Credit Facility at the U.S. prime rate plus 0.50% to 2.00%. We do not hedge our exposures to interest rate risk. We estimate that an increase of 1.0% in the interest rate under our Credit Facility would have decreased our reported net income by approximately $0.1 million for the year ended March 31, 2015.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of March 31, 2015. In making its assessment, management used the framework set forth by the

Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework (2013). Based on its evaluation, management has concluded that, as of March 31, 2015, the Company’s internal control over financial reporting was effective based on these criteria.

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

The information required by this item with respect to the directors of the Company is incorporated herein by reference to the information under the caption “Election of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance” contained in the Company’s Management Proxy Circular for the Company’s 2015 Annual Meeting of Shareholders (the “Proxy Statement”).

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

(3)	Exhibits (numbered in accordance with Item 601 of Regulation S-K)

The following exhibits are filed or incorporated by reference into this report.

1.1	Placement Agency Agreement, dated March 24, 2015, by and between Mad Catz Interactive, Inc. and Roth Capital Partners, LLC. This document was filed as an exhibit to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 25, 2015 and incorporated herein by reference.
3.1	Articles of Incorporation and Amendments thereto. This document was filed as an exhibit to the Registrant’s Registration Statement on Form S-3 filed with the Securities and Exchange Commission on September 25, 2014 and incorporated herein by reference.
3.2	By-Laws of the Company, as amended to date. This document was filed as an exhibit to the Registrant’s Current Report on Form 8K, filed with the Securities and Exchange Commission on November 9, 2011 and incorporated herein by reference.
4.1	Form of Warrant, issued April 21, 2011. This document was filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission for the quarterly period ended on June 30, 2011 and incorporated herein by reference.
4.2	Form of Warrant, issued March 24, 2015. This document was filed as an exhibit to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 25, 2015 and incorporated herein by reference.
4.3	Form of Indenture. This document was filed as an exhibit to the Registrant’s Registration Statement on Form S-3 filed with the Securities and Exchange Commission on September 25, 2014 and incorporated herein by reference.
10.1	Guarantee dated September 25, 2000, by 1328158 Ontario Inc. in favor of Congress Financial Corporation (Canada). This document was filed as an exhibit to the Registrant’s Annual Report on Form 20-F filed with the Securities and Exchange Commission for the fiscal year ended March 31, 2000 and incorporated herein by reference.
10.2	General Security Agreement dated September 25, 2000, by Mad Catz, Inc. and FX Unlimited, Inc. in favor of Congress Financial Corporation (Central). This document was filed as an exhibit to the Registrant’s Annual Report on Form 20-F filed with the Securities and Exchange Commission for the fiscal year ended March 31, 2000 and incorporated herein by reference.
10.3	Guarantee dated September 25, 2000, by Mad Catz, Inc. in favor of Congress Financial Corporation (Central). This document was filed as an exhibit to the Registrant’s Annual Report on Form 20-F filed with the Securities and Exchange Commission for the fiscal year ended March 31, 2000 and incorporated herein by reference.
10.4	Amended and Restated General Security Agreement dated as of November 30, 2001, by Mad Catz, Inc. and FX Unlimited, Inc. in favor of Congress Financial Corporation (Central). This document was filed as an exhibit to the Registrant’s Annual Report on Form 20-F filed with the Securities and Exchange Commission for the fiscal year ended March 31, 2002 and incorporated herein by reference.

10.5	Xenon Game Peripheral Licensing Certification Agreement dated May 12, 2005, by and between Mad Catz, Inc. and Microsoft Corporation. Portions of this exhibit (indicated by asterisks) have been omitted pursuant to a request for confidential treatment pursuant to Rule 24b-2 under the Securities Exchange Act of 1934. This document was filed as an exhibit to the Registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission for the fiscal year ended March 31, 2005 and incorporated herein by reference.
10.6*	Amended and Restated Mad Catz Interactive, Inc. Stock Option Plan — 2007. This document was filed as an exhibit to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 31, 2013 and incorporated herein by reference.
10.7*	Stock Option Agreement under the Mad Catz Interactive, Inc. Stock Option Plan — 2007. This document was filed as an exhibit to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission October 9, 2007 and incorporated herein by reference.
10.8	Pledge and Security Agreement dated November 20, 2007, by Winkler Atlantic Holdings Limited in favor of Wachovia Capital Finance Corporation (Central). This document was filed as an exhibit to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 20, 2007 and incorporated herein by reference.
10.9	Guarantee dated November 20, 2007, by Saitek Industries Limited in favor of Wachovia Capital Finance Corporation (Central). This document was filed as an exhibit to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 20, 2007 and incorporated herein by reference.
10.10	General Security Agreement dated November 20, 2007, by Saitek Industries Limited in favor of Wachovia Capital Finance Corporation (Central). This document was filed as an exhibit to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 20, 2007 and incorporated herein by reference.
10.11*	Director Compensation Summary. This document was filed as an exhibit to the Registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission for the fiscal year ended March 31, 2014 and incorporated herein by reference.
10.12	General Security Agreement dated June 23, 2009, by Winkler Atlantic Holdings Limited in favor of and Wachovia Capital Finance Corporation (Central). This document was filed as an exhibit to the Registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission for the fiscal year ended March 31, 2009 and incorporated herein by reference.
10.13	Guarantee dated June 23, 2009, by Winkler Atlantic Holdings Limited in favor of Wachovia Capital Finance Corporation (Central). This document was filed as an exhibit to the Registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission for the fiscal year ended March 31, 2009 and incorporated herein by reference.
10.14	Negative Pledge Agreement dated June 23, 2009, by Saitek Elektronik Vertriebs Gmbh in favor of and Wachovia Capital Finance Corporation (Central). This document was filed as an exhibit to the Registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission for the fiscal year ended March 31, 2009 and incorporated herein by reference.
10.15	Guarantee dated June 23, 2009, by Saitek Elektronik Vertriebs Gmbh in favor of Wachovia Capital Finance Corporation (Central). This document was filed as an exhibit to the Registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission for the fiscal year ended March 31, 2009 and incorporated herein by reference.
10.16	First Amendment to Stock Pledge Agreement dated June 23, 2009, by and between Mad Catz, Inc. and Wachovia Capital Finance Corporation (Central). This document was filed as an exhibit to the Registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission for the fiscal year ended March 31, 2009 and incorporated herein by reference.
10.17	Securities Purchase Agreement, dated April 17, 2011. This document was filed as an exhibit to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 18, 2011 and incorporated herein by reference.

10.18	Form of Registration Rights Agreement, dated April 21, 2011. This document was filed as an exhibit to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 18, 2011 and incorporated herein by reference.
10.19	Fourth Amended and Restated Loan Agreement, dated August 1, 2012, between Mad Catz, Inc. and Wells Fargo Capital Finance, LLC. This document was filed as an exhibit to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 2, 2012 and incorporated herein by reference.
10.20	Amendment to Fourth Amended and Restated Loan Agreement, effective as of November 30, 2012, between Mad Catz, Inc. and Wells Fargo Capital Finance, LLC. This document was filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission for the quarterly period ended December 31, 2012 and incorporated herein by reference.
10.21	Amendment to Fourth Amended and Restated Loan Agreement, effective as of June 5, 2013, between Mad Catz, Inc. and Wells Fargo Capital Finance, LLC. This document was filed as an exhibit to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 6, 2013 and incorporated herein by reference.
10.22	Amendment to Fourth Amended and Restated Loan Agreement, effective as of August 22, 2013, between Mad Catz, Inc. and Wells Fargo Capital Finance, LLC. This document was filed as an exhibit to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 26, 2013 and incorporated herein by reference.
10.23	Amendment to Fourth Amended and Restated Loan Agreement, effective as of November 6, 2013, between Mad Catz, Inc. and Wells Fargo Capital Finance, LLC. Portions of this exhibit (indicated by asterisks) have been omitted pursuant to a request for confidential treatment pursuant to Rule 24b-2 under the Securities Exchange Act of 1934. This document was filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission for the quarterly period ended December 31, 2013 and incorporated herein by reference.
10.24	Amendment to Fourth Amended and Restated Loan Agreement, effective as of February 5, 2014, between Mad Catz, Inc. and Wells Fargo Capital Finance, LLC. Portions of this exhibit (indicated by asterisks) have been omitted pursuant to a request for confidential treatment pursuant to Rule 24b-2 under the Securities Exchange Act of 1934. This document was filed as an exhibit to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 6, 2014 and incorporated herein by reference.
10.25	Amendment to Fourth Amended and Restated Loan Agreement, effective as of February 27, 2014, between Mad Catz, Inc. and Wells Fargo Capital Finance, LLC. Portions of this exhibit (indicated by asterisks) have been omitted pursuant to a request for confidential treatment pursuant to Rule 24b-2 under the Securities Exchange Act of 1934. This document was filed as an exhibit to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 4, 2014 and incorporated herein by reference.
10.26	Amendment to Fourth Amended and Restated Loan Agreement, effective as of June 3, 2014, between Mad Catz, Inc. and Wells Fargo Capital Finance, LLC. Portions of this exhibit (indicated by asterisks) have been omitted pursuant to a request for confidential treatment pursuant to Rule 24b-2 under the Securities Exchange Act of 1934. This document was filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission for the quarterly period ended June 30, 2014 and incorporated herein by reference.
10.27	Amendment to Fourth Amended and Restated Loan Agreement, effective as of February 2, 2015, between Mad Catz, Inc. and Wells Fargo Capital Finance, LLC. Portions of this exhibit (indicated by asterisks) have been omitted pursuant to a request for confidential treatment pursuant to Rule 24b-2 under the Securities Exchange Act of 1934. This document was filed as an exhibit to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 5, 2015 and incorporated herein by reference.

10.28	Settlement and Release Agreement, dated January 31, 2014, between Mad Catz Interactive Inc., Mad Catz, Inc. and certain former stockholders of Tritton Technologies, Inc. Portions of this exhibit (indicated by asterisks) have been omitted pursuant to a request for confidential treatment pursuant to Rule 24b-2 under the Securities Exchange Act of 1934. This document was filed as an exhibit to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 4, 2014 and incorporated herein by reference.
10.29	Promissory Note, dated February 27, 2014, issued by Mad Catz Interactive Inc. and Mad Catz, Inc. in favor of certain former stockholders of Tritton Technologies, Inc. Portions of this exhibit (indicated by asterisks) have been omitted pursuant to a request for confidential treatment pursuant to Rule 24b-2 under the Securities Exchange Act of 1934. This document was filed as an exhibit to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 4, 2014 and incorporated herein by reference.
10.30*	Employment Agreement effective April 22, 2014, by and between Mad Catz Interactive, Inc. and Darren Richardson. This document was filed as an exhibit to the Registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission for the fiscal year ended March 31, 2014 and incorporated herein by reference.
10.31*	Employment Agreement effective April 22, 2014, by and between Mad Catz Interactive, Inc. and Karen McGinnis. This document was filed as an exhibit to the Registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission for the fiscal year ended March 31, 2014 and incorporated herein by reference.
10.32*	Employment Agreement effective April 22, 2014, by and between Mad Catz Interactive, Inc. and Whitney Petersen. This document was filed as an exhibit to the Registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission for the fiscal year ended March 31, 2014 and incorporated herein by reference.
10.33*	Employment Agreement effective April 22, 2014, by and between Mad Catz Interactive, Inc. and Brian Anderson. This document was filed as an exhibit to the Registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission for the fiscal year ended March 31, 2014 and incorporated herein by reference.
10.34*	Employment Agreement effective April 22, 2014, by and between Mad Catz Interactive, Inc. and Andrew Young. This document was filed as an exhibit to the Registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission for the fiscal year ended March 31, 2014 and incorporated herein by reference.
10.35*	Form of Indemnification Agreement This document was filed as an exhibit to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 5, 2014 and incorporated herein by reference.
10.36	Binding Term Sheet, effective March 4, 2015, for the Co-Publishing of Rock Band 4. Portions of this exhibit (indicated by asterisks) have been omitted pursuant to a request for confidential treatment pursuant to Rule 24b-2 under the Securities Exchange Act of 1934. This document was filed as an exhibit to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 5, 2015 and incorporated herein by reference.
10.37	Securities Purchase Agreement, dated March 24, 2015. This document was filed as an exhibit to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 25, 2015 and incorporated herein by reference.
21.1	Subsidiaries of the Company. This document was filed as an exhibit to the Registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission for the fiscal year ended March 31, 2012 and incorporated herein by reference.
23.1	Consent of KPMG LLP, Independent Registered Public Accounting Firm.
31.1	Certifications of Registrant’s Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certifications of Registrant’s Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certifications of Registrant’s Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002. These certifications are being furnished solely to accompany this Annual Report on Form 10-K and are not being filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and are not to be incorporated by reference into any filing of the Company.
32.2	Certifications of Registrant’s Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002. These certifications are being furnished solely to accompany this Annual Report on Form 10-K and are not being filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and are not to be incorporated by reference into any filing of the Company.
101	The following financial statements from the Mad Catz Interactive, Inc. Annual Report on Form 10-K for the year ended March 31, 2015, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Income (Loss), (iv) the Consolidated Statements of Shareholders’ Equity, (v) the Consolidated Statements of Cash Flows, and (vi) Notes to Consolidated Financial Statements.

*	Denotes management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MAD CATZ INTERACTIVE, INC.

By:	/s/ DARREN RICHARDSON
Darren Richardson
President and Chief Executive Officer

Date: June 25, 2015

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ DARREN RICHARDSON Darren Richardson	President and Chief Executive Officer (Principal Executive Officer)	June 25, 2015

/s/ KAREN MCGINNIS Karen McGinnis	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	June 25, 2015

/s/ THOMAS BROWN Thomas Brown	Director	June 25, 2015

/s/ SCOTT GUTHRIE Scott Guthrie	Director	June 25, 2015

/s/ JOHN NYHOLT John Nyholt	Director	June 25, 2015

Carlo Chiarello	Director	June 25, 2015

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

Mad Catz Interactive, Inc.:

We have audited the accompanying consolidated balance sheets of Mad Catz Interactive, Inc. and subsidiaries (the Company) as of March 31, 2015 and 2014, and the related consolidated statements of operations, comprehensive income (loss), shareholders’ equity, and cash flows for each of the years in the three-year period ended March 31, 2015. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Mad Catz Interactive, Inc. and subsidiaries as of March 31, 2015 and 2014, and the results of their operations and their cash flows for each of the years in the three-year period ended March 31, 2015, in conformity with U.S. generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in note 2 to the consolidated financial statements, there are uncertainties about the Company’s ability to comply with certain debt covenants under their credit facility that is required to finance operations, which raises substantial doubt about their ability to continue as a going concern. Management’s plans in regard to these matters are also described in note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

/s/ KPMG LLP

San Diego, California

June 25, 2015

MAD CATZ INTERACTIVE, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	March 31, 2015	March 31, 2014

ASSETS
Current assets:
Cash	$5,142	$1,496
Accounts receivable, net of allowances of $4,032 and $6,359 at March 31, 2015 and 2014, respectively	7,823	8,059
Other receivables	560	1,531
Inventories	15,479	17,189
Deferred tax assets	2,245	926
Income taxes receivable	967	895
Prepaid expenses and other current assets	1,293	1,605

Total current assets	33,509	31,701
Deferred tax assets	7,605	1,334
Other assets	418	499
Property and equipment, net	3,376	2,737
Intangible assets, net	2,584	3,022

Total assets	$47,492	$39,293

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Bank loan	$7,920	$5,612
Accounts payable	16,404	13,661
Accrued liabilities	4,196	4,874
Notes payable	1,015	1,336
Income taxes payable	141	330

Total current liabilities	29,676	25,813
Notes payable, less current portion	36	1,023
Warrant liabilities	1,187	75
Deferred tax liabilities	43	178
Deferred rent	762	78

Total liabilities	31,704	27,167
Commitments and contingencies
Shareholders’ equity:
Common stock, no par value, unlimited shares authorized; 73,469,571 and 63,931,506 shares issued and outstanding at March 31, 2015 and 2014, respectively	63,128	60,847
Accumulated other comprehensive loss	(5,123)	(1,757)
Accumulated deficit	(42,217)	(46,964)

Total shareholders’ equity	15,788	12,126

Total liabilities and shareholders’ equity	$47,492	$39,293

See accompanying notes to consolidated financial statements.

MAD CATZ INTERACTIVE, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share data)

	Years Ended March 31,
	2015	2014	2013
Net sales	$86,223	$89,629	$122,664
Cost of sales	62,379	66,731	88,148

Gross profit	23,844	22,898	34,516
Operating expenses:
Sales and marketing	11,253	12,656	15,397
General and administrative	10,802	11,649	11,941
Research and development	2,995	4,238	4,205
Acquisition related items	—	134	1,088
Amortization of intangible assets	437	743	933
Goodwill impairment	—	—	10,468

Total operating expenses	25,487	29,420	44,032

Operating loss	(1,643)	(6,522)	(9,516)
Other (expense) income:
Interest expense, net	(775)	(659)	(894)
Foreign exchange (loss) gain, net	(784)	(870)	615
Change in fair value of warrant liabilities	598	74	544
Other income	172	142	87

Total other (expense) income	(789)	(1,313)	352

Loss before income taxes	(2,432)	(7,835)	(9,164)
Income tax benefit (expense)	7,179	394	(2,036)

Net income (loss)	$4,747	$(7,441)	$(11,200)

Net income (loss) per share:
Basic	$0.07	$(0.12)	$(0.18)

Diluted	$0.07	$(0.12)	$(0.18)

Shares used in per share computations:
Basic	64,350,893	63,757,395	63,471,235

Diluted	64,776,699	63,757,395	63,471,235

See accompanying notes to consolidated financial statements.

MAD CATZ INTERACTIVE, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(in thousands)

	Years Ended March 31,
	2015	2014	2013
Net income (loss)	$4,747	$(7,441)	$(11,200)
Foreign currency translation adjustments	(3,366)	1,944	(2,083)

Comprehensive income (loss)	$1,381	$(5,497)	$(13,283)

See accompanying notes to consolidated financial statements.

MAD CATZ INTERACTIVE, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(in thousands, except share data)

			Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Shareholders’ Equity
	Common Stock
	Shares	Amount
Balance at March 31, 2012	63,462,399	$59,432	$(1,618)	$(28,323)	$29,491
Stock option exercises	15,000	7	—	—	7
Stock-based compensation	—	663	—	—	663
Net loss	—	—	—	(11,200)	(11,200)
Other comprehensive loss	—	—	(2,083)	—	(2,083)

Balance at March 31, 2013	63,477,399	$60,102	$(3,701)	$(39,523)	$16,878
Stock option exercises	454,107	188	—	—	188
Stock-based compensation	—	557	—	—	557
Net loss	—	—	—	(7,441)	(7,441)
Other comprehensive income	—	—	1,944	—	1,944

Balance at March 31, 2014	63,931,506	$60,847	$(1,757)	$(46,964)	$12,126
Issuance of common stock in connection with securities purchase agreement, net of issuance costs and fair value of warrants	8,980,773	1,525	—	—	1,525
Stock option exercises	557,292	236	—	—	236
Stock-based compensation	—	520	—	—	520
Net income	—	—	—	4,747	4,747
Other comprehensive loss	—	—	(3,366)	—	(3,366)

Balance at March 31, 2015	73,469,571	$63,128	$(5,123)	$(42,217)	$15,788

See accompanying notes to consolidated financial statements.

MAD CATZ INTERACTIVE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Years Ended March 31,
	2015	2014	2013
Cash flows from operating activities:
Net income (loss)	$4,747	$(7,441)	$(11,200)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	2,050	2,568	3,022
Accrued and unpaid interest expense on note payable	10	11	—
Amortization of deferred financing fees	87	39	7
(Gain) loss on disposal of assets	(73)	79	72
Stock-based compensation	520	557	663
Change in fair value of contingent consideration	—	(729)	475
Change in fair value of warrant liabilities	(598)	(74)	(544)
Goodwill impairment	—	—	10,468
(Benefit) provision for deferred income taxes	(8,039)	(1,607)	188
Changes in operating assets and liabilities:
Accounts receivable	141	6,406	1,221
Other receivables	582	(142)	(200)
Inventories	1,024	7,265	7,640
Prepaid expenses and other current assets	187	1,216	207
Other assets	47	(153)	346
Accounts payable	1,627	(1,890)	(2,367)
Accrued liabilities	(1,131)	(1,601)	220
Deferred rent	410	—	—
Income taxes receivable/payable	(119)	(417)	(28)

Net cash provided by operating activities	1,472	4,087	10,190

Cash flows from investing activities:
Purchases of property and equipment	(2,067)	(1,461)	(1,046)
Purchases of intangible assets	—	(80)	—

Net cash used in investing activities	(2,067)	(1,541)	(1,046)

Cash flows from financing activities:
Borrowings on bank loan	65,442	69,810	90,640
Repayments on bank loan	(63,134)	(73,086)	(98,406)
Payment of financing fees	(85)	(40)	—
Repayments on notes payable	(1,434)	—	—
Proceeds from issuance of common stock	3,399	—	—
Proceeds from exercise of stock options	236	188	7
Payment of contingent consideration	—	(787)	(980)

Net cash provided by (used in) financing activities	4,424	(3,915)	(8,739)

Effects of foreign currency exchange rate changes on cash	(183)	92	(106)

Net increase (decrease) in cash	3,646	(1,277)	299
Cash, beginning of year	1,496	2,773	2,474

Cash, end of year	$5,142	$1,496	$2,773

Supplemental cash flow information:
Income taxes paid	$870	$1,656	$2,979

Interest paid	$671	$532	$777

Supplemental disclosures of noncash investing and financing activities:
Conversion of contingent consideration to note payable	$—	$2,348	$—

Fair value of warrants issued	$1,710	$—	$—

See accompanying notes to consolidated financial statements.

MAD CATZ INTERACTIVE, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(1)    Organization and Description of Business

Mad Catz Interactive, Inc. (“Mad Catz”) designs, manufactures (primarily through third parties in Asia), markets and distributes innovative interactive entertainment products marketed under its Mad Catz (gaming), Tritton (audio), and Saitek (simulation) brands. Mad Catz products, which primarily include headsets, mice, keyboards, controllers, specialty controllers, and other accessories, cater to passionate gamers across multiple platforms in including in-home gaming consoles, handheld gaming consoles, PC and Mac computers, smart phones, tablets and other mobile devices. Mad Catz distributes its products through its online store as well as through many leading retailers around the globe. Operationally headquartered in San Diego, California, Mad Catz also maintains offices in Europe and Asia.

(2)    Summary of Significant Accounting Policies

Basis of Presentation

The consolidated financial statements include the accounts of Mad Catz Interactive, Inc. and its wholly-owned subsidiaries, collectively, the Company. All intercompany transactions and balances have been eliminated in consolidation. The Company refers to its fiscal years based on the fiscal year ending date. For instance, fiscal year 2015 refers to the fiscal year ending March 31, 2015. All currency amounts are presented in U.S. dollars.

The Company maintains a Credit Facility with Wells Fargo Capital Finance, LLC (“Wells Fargo”) to borrow up to $25 million under a revolving line of credit subject to the availability of eligible collateral (accounts receivable and inventories), which changes throughout the year. Borrowings under the Credit Facility are secured by a first priority interest in the inventories, equipment, and accounts receivable of certain of our subsidiaries and by a pledge of all of the capital stock of our subsidiaries. The Company is required to meet a monthly financial covenant based on a trailing twelve months’ Adjusted EBITDA, as defined. The Company’s trailing twelve months’ Adjusted EBITDA as of March 31, 2015 and April 30, 2015 was lower than the required threshold and, accordingly, the Company was not in compliance with this covenant as of March 31, 2015 and April 30, 2015. On June 23, 2015, the Company received a waiver of the covenant violations from Wells Fargo and entered into an amendment to the Credit Facility that extends the expiration of the credit facility to July 31, 2016 and modifies the trailing twelve months’ Adjusted EBITDA covenant, as defined, from June 2015 through June 2016.

The Company depends upon the availability of capital under the Credit Facility to finance operations. Compliance with the Adjusted EBITDA covenants in fiscal 2016, which are tied closely to our internal forecasts and include significant contributions from anticipated sales of products related to the Rock Band 4 video game, depends on the Company’s ability to increase net sales and gross profit considerably. Also, the Company operates in a rapidly evolving and often unpredictable business environment that may change the timing or amount of expected future sales and expenses. If the Company is unable to comply with the revised Adjusted EBITDA covenants contained in the Credit Facility, Wells Fargo could declare the outstanding borrowings under the facility immediately due and payable. If the Company needs to obtain additional funds as a result of the termination of the Credit Facility or the acceleration of amounts due thereunder, there can be no assurance that alternative financing can be obtained on substantially similar or acceptable terms, or at all. The Company’s failure to promptly obtain alternate financing could limit our ability to implement our business plan and have an immediate, severe and adverse impact on our business, results of operations, financial condition and liquidity. In the event that no alternative financing is available, the Company would be forced to drastically curtail operations, or dispose of assets, or cease operations altogether.

These uncertainties raise substantial doubt about the Company’s ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

Use of Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the year. On an ongoing basis, the Company evaluates its estimates, including those related to asset impairments, reserves for accounts receivable and inventory, contingencies and litigation, valuation and recognition of share-based payments, warrant liabilities and income taxes. As future events and their effects cannot be determined with precision, actual results could differ from these estimates. Changes in estimates resulting from continuing changes in the economic environment will be reflected in the financial statements in future periods. Actual results could differ from those estimates.

Concentration of Credit Risk

The Company’s credit risk is primarily concentrated in accounts receivable. The Company generally does not require collateral on accounts receivable because a majority of its customers are large, well-capitalized, established retail entities with operations throughout the United States, Canada and Europe. The Company maintains an allowance for doubtful accounts. For the year ended March 31, 2015, sales to the largest customer constituted 14% of gross sales and sales to the second largest customer constituted 10% of gross sales. For the year ended March 31, 2014, sales to the largest customer constituted 13% of gross sales and sales to the second largest customer constituted 11% of gross sales. For the year ended March 31, 2013, sales to the largest customer constituted 17% of gross sales. At March 31, 2015, two customers represented 14%, each, of accounts receivable and another customer represented 11% of accounts receivable. At March 31, 2014, one customer represented 15% of accounts receivable. For the years ended March 31, 2015, 2014 and 2013, there were no other customers which accounted for greater than 10% of gross sales and at March 31, 2015 and 2014, there were no other customers which represented greater than 10% of accounts receivable.

Fair Value of Financial Instruments and Fair Value Measurements

The carrying values of the Company’s financial instruments, including cash, accounts receivable, other receivables, accounts payable, accrued liabilities and income taxes receivable/payable approximate their fair values due to the short maturity of these instruments. The carrying value of the bank loan approximates its fair value as the interest rate and other terms are that which is currently available to the Company. The carrying value of the note payable approximates fair value as it represents the present value using an effective interest rate of 5.25%, which approximates the interest rate on the Company’s bank loan.

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

•	Level 3: Valuations derived from valuation techniques in which one or more significant inputs are unobservable in active markets.

The following table provides a summary of the recognized assets and liabilities carried at fair value on a recurring basis (in thousands):

	Balance as of March 31, 2015	Basis of Fair Value Measurements
		Level 1	Level 2	Level 3
Liabilities:
Warrant liabilities (Note 10)	$(1,187)	$—	$—	$(1,187)

	Balance as of March 31, 2014	Basis of Fair Value Measurements
		Level 1	Level 2	Level 3
Liabilities:
Warrant liabilities (Note 10)	$(75)	$—	$—	$(75)

The following tables provide a roll forward of the Company’s level three fair value measurements, which consist of the Company’s warrant liabilities, during the three years ended March 31, 2015 (in thousands):

Warrant liabilities:
Balance at March 31, 2012	$(693)
Change in fair value of warrant liabilities	544

Balance at March 31, 2013	$(149)
Change in fair value of warrant liabilities	74

Balance at March 31, 2014	$(75)
Securities purchase agreement	(1,710)
Change in fair value of warrant liabilities	598

Balance at March 31, 2015	$(1,187)

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

Amounts billed to customers for shipping and handling are included in net sales, and costs incurred related to shipping and handling is included in cost of sales. The Company excludes sales and other taxes collected from customers from net sales.

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

The Company records allowances for customer marketing programs, including certain rights of return, price protection, volume-based cash incentives and cooperative advertising. The estimated cost of these programs is accrued as a reduction to revenue when they are customer payments or incentives, or as an operating expense when they represent shared marketing expenses in the period the Company sells the product or commits to the program. Such amounts are estimated, based on historical experience and contractual terms, and periodically adjusted based on historical and anticipated rates of returns, inventory levels and other factors.

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

Property and Equipment

Property and equipment are stated at cost less accumulated depreciation and amortization. Property and equipment are depreciated or amortized using the straight-line method over the estimated useful lives of the assets as follows:

Molds	3 years
Computer equipment and software	3 years
Manufacturing and office equipment	3 - 5 years
Furniture and fixtures	5 - 6 years
Leasehold improvements	Shorter of estimated useful life or remaining life of lease

Major improvements and betterments are capitalized.

Intangible Assets

Intangible assets are stated at cost less accumulated amortization and are amortized over the estimated useful lives of the assets on a straight-line basis. The range of useful lives is as follows:

Useful Life (Years)
Trademarks	6 - 15
Customer relationships	6 - 8

Impairment of Long-Lived Assets

Long-lived assets, such as property and equipment and purchased intangibles subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset. Assets to be disposed of would be separately presented in the balance sheet and reported at the lower of the carrying amount or fair value less costs to sell, and are no longer depreciated. The assets and liabilities of a disposal group classified as held for sale would be presented separately in the appropriate asset and liability sections of the balance sheet. The Company did not record impairment of long-lived assets in fiscal years 2015, 2014 and 2013.

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

Advertising

Advertising costs which totaled $2,132,000, $2,575,000, and $3,513,000 for the years ended March 31, 2015, 2014 and 2013, respectively, are expensed as incurred. Cooperative advertising with retailers is recorded when revenue is recognized and such amounts are included in sales and marketing expense if there is a separate identifiable benefit with a fair value. Otherwise, such costs are recognized as a reduction of sales.

Research and Development

Research and development costs, which totaled $2,995,000, $4,238,000 and $4,205,000 for the years ended March 31, 2015, 2014 and 2013, respectively, are expensed as incurred.

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

The following table sets forth the computation of diluted weighted average common and potential common shares outstanding for the years ended March 31, 2015, 2014 and 2013 (in thousands, except share and per share amounts):

	Years Ended March 31,
	2015	2014	2013
Numerator:
Net income (loss)	$4,747	$(7,441)	$(11,200)

Denominator:
Weighted average common shares	64,350,893	63,757,395	63,471,235
Effect of dilutive share-based awards	425,806	—	—

Denominator for diluted net income (loss) per share	64,776,699	63,757,395	63,471,235

Income (loss) per share:
Basic	$0.07	$(0.12)	$(0.18)
Diluted	$0.07	$(0.12)	$(0.18)
Anti-dilutive securities excluded from the computation of diluted income (loss) per share:
Outstanding options	7,034,897	7,644,948	8,832,288
Outstanding warrants	2,639,337	2,540,918	2,540,918

Stock-Based Compensation

The Company records compensation expense associated with stock-based awards made to employees and directors based upon their grant date fair value. The Company recognizes these compensation costs on a straight-line basis over the requisite service period of the award, which is four years, except for grants to Board of Directors, which vest in one year.

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

Recently Issued Accounting Standards

In April 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2015-03, Interest — Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs, which requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The amendment is effective for annual reporting periods beginning after December 15, 2015 and interim periods within those annual periods with early adoption permitted. The adoption of this guidance is not expected to have a material impact on the Company’s financial condition or results of operations.

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers. ASU 2014-09 requires an entity to recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods and services. The effective date of ASU 2014-09 is for annual reporting periods beginning after December 15, 2016. The Company is currently evaluating the impact of adopting ASU 2014-09.

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

(3)    Note Payable

In May 2010, the Company acquired all of the outstanding stock of Tritton Technologies Inc. (“Tritton”) for $1,400,000 cash, subject to a working capital adjustment, and contingent consideration based on a percentage of future sales of Tritton products over a five-year period, subject to maximum annual amounts, up to an aggregate of $8,700,000. Through May 2013, the Company paid $4,788,000 for the first three years of the five-year contingent period. In February 2014, the Company and individuals who held approximately 99% of Tritton prior to the purchase (the “Sellers”) entered into a Settlement and Release Agreement (the “Settlement Agreement”). Under the Settlement Agreement, the Company agreed to issue to the Sellers a Promissory Note (the “Note Payable”) providing for payments to the Sellers in an aggregate amount equal to $2,475,000 over a two-year period commencing in May 2014, which replaced the final two years of contingent consideration. As of March 31, 2015, the liability for contingent consideration is $0 and the present value of the Note Payable is $1,023,000, with an effective interest rate of 5.25%.

(4)    Inventories

Inventories consist of the following (in thousands):

	March 31,
	2015	2014
Raw materials	$735	$1,032
Finished goods	14,744	16,157

	$15,479	$17,189

The amount of inventory pledged as debt obligation collateral totaled $13,665,000 at March 31, 2015.

(5)    Property and Equipment

Property and equipment, net, consist of the following (in thousands):

	March 31,
	2015	2014
Molds	$9,503	$8,707
Computer equipment and software	2,112	2,529
Manufacturing and office equipment	1,701	1,376
Furniture and fixtures	478	518
Leasehold improvements	1,052	984

	14,846	14,114
Less: Accumulated depreciation and amortization	(11,470)	(11,377)

	$3,376	$2,737

Depreciation expense related to property and equipment totaled $1,524,000, $1,825,000, and $2,089,000 for the years ended March 31, 2015, 2014 and 2013, respectively.

(6)    Intangible Assets

Acquired intangible assets, net, consist of the following (in thousands):

	March 31, 2015			March 31, 2014
	Cost	Accumulated Amortization	Net Book Value	Cost	Accumulated Amortization	Net Book Value
Trademarks	$3,984	$1,756	$2,228	$4,154	$1,601	$2,553
Customer relationships	900	544	356	3,852	3,383	469

Intangible assets	$4,884	$2,300	$2,584	$8,006	$4,984	$3,022

Amortization of intangible assets was approximately $437,000, $743,000 and $933,000 in fiscal 2015, 2014 and 2013, respectively.

As of March 31, 2015, the future estimated amortization expense for these acquired intangible assets for the next five years and thereafter is expected to be as follows (in thousands):

Years ending March 31:
2016	$437
2017	437
2018	438
2019	344
2020	325
Thereafter	603

$2,584

(7)    Bank Loan

The Company maintains a Credit Facility with Wells Fargo Capital Finance, LLC (“Wells Fargo”) to borrow up to $25 million under a revolving line of credit subject to the availability of eligible collateral (accounts receivable and inventories), which changes throughout the year. Under the line of credit, interest accrues on the daily outstanding balance at an interest rate that ranges from U.S. prime rate plus 0.50% to U.S. prime rate plus 2.0% per annum or, at the Company’s option, LIBOR plus 2.50% to 3.50% with a LIBOR floor of 1.50%. At both March 31, 2015 and 2014, the interest rate was 5.25%. The Company is also required to pay a monthly service fee of $1,500 and an unused line fee equal to 0.25% of the unused portion of the loan. Borrowings under the Credit Facility are secured by a first priority interest in the inventories, equipment, and accounts receivable of certain of our subsidiaries and by a pledge of all of the capital stock of our subsidiaries. The Company is required to meet a monthly financial covenant based on a trailing twelve months’ Adjusted EBITDA, as defined. The Company’s trailing twelve months’ Adjusted EBITDA as of March 31, 2015 and April 30, 2015 was lower than the required threshold and, accordingly, the Company was not in compliance with this covenant as of March 31, 2015 and April 30, 2015. On June 23, 2015, the Company received a waiver of the covenant default from Wells Fargo and entered into an amendment to the Credit Facility that extends the expiration of the credit facility to July 31, 2016 and modifies the trailing twelve months’ Adjusted EBITDA covenant, as defined, from April 2015 through June 2016. However, there can be no assurance that the Company will be able to meet the covenants subsequent to March 31, 2015 or that the Company would be able to obtain waivers from Wells Fargo to the extent we are not in compliance with the covenants.

(8)    Stock-Based Compensation

The Company’s Stock Option Plan (the “2007 Plan”) allows the Company to grant options to purchase common stock to employees, officers and directors up to a maximum of 10,300,000 shares of common stock. Options granted under the 2007 Plan expire ten years from the date of grant and generally vest over a period of four years, with the first 25% vesting on the one-year anniversary of the grant date and the remainder vesting monthly over the remaining 36 months. At March 31, 2015, a total of 252,918 shares were available for future grant under the 2007 Plan.

A summary of option activity is presented as follows:

	Years Ended March 31,
	2015		2014		2013
	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price
Outstanding, beginning of year	7,199,982	$0.66	9,364,744	$0.66	7,951,463	$0.66
Granted	1,875,000	0.56	362,054	0.50	1,500,000	0.67
Exercised	(557,292)	0.42	(454,107)	0.41	(15,000)	0.47
Expired/canceled	(575,879)	0.88	(2,072,709)	0.89	(71,719)	0.49

Outstanding, end of year	7,941,811	$0.64	7,199,982	$0.66	9,364,744	$0.66

Exercisable, end of year	5,368,481	$0.66	5,542,304	$0.65	6,320,370	$0.61

Vested and expected to vest, end of year	7,718,407	$0.64	6,716,143	$0.66	8,812,244	$0.66

As of March 31, 2015, the aggregate intrinsic value of options outstanding was $13,000 and the weighted average remaining contractual term of these options was 6.3 years; the aggregate intrinsic value of options exercisable was $13,000, and the remaining weighted average contractual term of these options was 5.1 years. The aggregate intrinsic value of options exercised in fiscal years 2015, 2014 and 2013 was $72,000, $101,000 and $3,000, respectively. As of March 31, 2015, the total unrecognized compensation cost related to unvested options was $839,000, which is expected to be recognized over a weighted-average period of 2.0 years.

The weighted average per share fair value of the options granted during the years ended March 31, 2015, 2014 and 2013 were $0.34, $0.35 and $0.47, respectively.

The Company estimated the fair value of each stock option grant on the date of grant using the Black-Scholes model with the following assumptions for the years ended March 31, 2015, 2014 and 2013:

	Years Ended March 31,
	2015	2014	2013
Assumptions:
Expected volatility	76% - 77%	84% - 90%	92%
Risk-free interest rate	1.53% - 1.78%	0.68% - 1.72%	0.71%
Dividend yield	—	—	—
Expected term	5 years	5 - 7 years	5 years

The Company’s net income for the year ended March 31, 2015, and net loss for the years ended 2014 and 2013 has been (decreased) increased by stock-based compensation expense, net of taxes, of approximately ($365,000), $485,000 and $481,000, respectively.

(9)    Income Taxes

The components of loss before income taxes and income tax (benefit) expense are summarized as follows (in thousands):

	Years Ended March 31,
	2015	2014	2013
Loss before income taxes:
Domestic (U.S.)	$744	$(4,324)	$(8,711)
Foreign	(3,176)	(3,511)	(453)

	$(2,432)	$(7,835)	$(9,164)

Income tax (benefit) expense:
Current:
Federal (U.S.)	$—	$—	$—
State (U.S.)	(33)	55	(33)
Foreign	611	527	1,881

	578	582	1,848

Deferred:
Federal (U.S.)	(6,667)	—	—
State (U.S.)	(2,088)	—	—
Foreign	998	(976)	188

	(7,757)	(976)	188

Income tax (benefit) expense	$(7,179)	$(394)	$2,036

The following schedule reconciles the difference between reported income tax (benefit) expense and the amount computed by multiplying loss before income taxes by the Company’s applicable Canadian statutory tax rate of approximately 26.5% (in thousands):

	Years Ended March 31,
	2015	2014	2013
Income tax benefit using the Company’s Canadian statutory tax rates	$(645)	$(2,076)	$(2,428)
Income taxed in jurisdictions other than Canada	1,172	(405)	(1,715)
Prior year true-up	841	181	(219)
Change in valuation allowance	(8,538)	1,572	2,987
Goodwill impairment	—	—	2,827
Other tax increases due to nondeductible expenses	120	126	489
Gain on change in fair value of warrant liabilities	(152)	(9)	(141)
Tax rate changes	0	189	64
Other	23	28	172

Income tax (benefit) expense	$(7,179)	$(394)	$2,036

Effective tax rate	295.2%	5.0%	(22.2)%

The sources of significant temporary differences that give rise to the deferred tax assets and liabilities are as follows (in thousands):

	March 31,
	2015	2014
Deferred tax assets:
Tax loss carryforwards	$15,186	$16,583
Difference between book and tax basis of inventories	645	835
Difference between book and tax basis of accounts receivables	313	322
Deferred fees not currently deductible	163	147
Accruals and reserves not currently deductible	710	652
Difference between book and tax basis of intangible assets, property & equipment	825	978
Unclaimed depreciation on property and equipment	124	204
Goodwill and intangibles	683	842
Unclaimed scientific research expenditures	166	190
Foreign tax credits	1,553	1,615
Other	194	175

	20,562	22,543
Less valuation allowance	(9,157)	(18,730)

	$11,405	$3,813

Deferred tax liabilities:
Federal liability on state tax loss	$702	$699
Prepaid liabilities	58	46
Intangibles	838	986

	$1,598	$1,731

Net deferred tax assets	$9,807	$2,082

In assessing the ability to realize the deferred tax assets, management considers whether it is more likely than not that some portion or all of the assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income in each tax jurisdiction during the periods in which temporary differences in those jurisdictions become deductible. Management considers the scheduled reversal of deferred liabilities, projected future taxable income, and tax planning strategies in making this assessment. The valuation allowance is based on our assessment that it is more likely than not that certain deferred tax assets will not be realized in the foreseeable future in each tax jurisdiction.

In fiscal year 2015, we consolidated our research and development facilities away from the United States resulting in the transfer of risks associated with certain intellectual property to our Hong Kong subsidiary. As a result, we conducted a transfer pricing study to reflect the responsibilities, functions, and risks of our subsidiaries, which was completed during the fourth quarter of fiscal 2015, and accordingly, revised our transfer pricing policies to reflect changes in the business and the results of the study. As a result of the revised transfer pricing policies and an analysis of the timing of reversals and expirations of our temporary differences, the Company determined that it is more likely than not that a portion of the deferred tax assets in the U.S. will be realized and, accordingly, released $8.8 million of the valuation allowance against those deferred tax assets. The Company continues to record a valuation allowance of $1.2M against US deferred tax assets related to tax attributes that will expire prior to utilization. However, the revised transfer pricing policies also created uncertainties regarding the realization of the Company’s net deferred tax assets in Hong Kong due to the uncertainty over future profitability as well as the fact that the Company has a three-year cumulative book pre-tax loss position in Hong Kong. As a result, the Company has established a valuation allowance of $1.5 million against its Hong Kong deferred tax assets. Additionally, the Company continues to record a valuation allowance against certain other foreign deferred tax assets including a full valuation allowance against the deferred tax assets of the Company’s Canadian holding company, Mad Catz Interactive, Inc. (“MCII”). The Company believes there is insufficient evidence to conclude that realization of the benefit is more likely than not and, therefore, the Company continues to record a valuation allowance on these assets. MCII is a corporate entity, which has no revenue or other income, and incurs corporate-related expenses. Taxable losses are incurred each year and MCII has a history of operating losses. These circumstances are not anticipated to change and, therefore, the Company does not expect MCII to generate sufficient taxable income in the foreseeable future to enable the entity to utilize its tax loss carryforwards.

The Company will continue to evaluate the ability to realize its deferred tax asset on an ongoing basis to identify whether any significant changes in circumstances or assumptions have occurred that could materially affect the ability to realize its deferred tax assets.

The following schedule represents the Company’s net operating loss carryforwards as of March 31, 2015 and the year they start to expire (in thousands):

	Amount	Year Start to Expire
United States Federal	$16,210	2022(a)
California State	23,342	2016(a)
Canada	10,382	2015
Hong Kong	9,466	No expiration
United Kingdom	7,308	No expiration
France	2,984	No expiration
Japan	497	2021

(a)	The Internal Revenue Code (the “Code”) limits the future availability of net operating loss and tax credit carryforwards that arose prior to certain cumulative changes in a corporation’s ownership resulting in a change of control. As a result of an acquisition in 2007, the Company acquired federal and state net operating loss carryforwards of approximately $2.8 million and $3.6 million, respectively, which are subject to an annual limitation based on the ownership change.

The Company also has net capital loss carryforwards in Canada of $2.5 million, which are available indefinitely to offset taxable capital gains.

The Company does not record deferred income taxes on the approximate $37.5 million of undistributed earnings of its non-Canadian subsidiaries based upon the Company’s intention to permanently reinvest undistributed earnings. The Company may be subject to income and withholding taxes if earnings of the non-Canadian subsidiaries were distributed. Considering tax loss carry forwards in Canada and the related valuation allowance, the deferred tax liability on the Company’s undistributed earnings would be no more than $2.4 million at March 31, 2015.

There were no unrecognized tax benefits at March 31, 2015 and 2014, and the Company does not foresee any material changes to unrecognized tax benefits within the next twelve months. The Company’s policy is to recognize interest and penalties related to unrecognized tax benefits, if applicable, in income tax expense.

The Company is subject to taxation in the U.S. and various states and foreign jurisdictions. The Company’s historical tax years are subject to examination by the Internal Revenue Service and various state jurisdictions for fiscal years ended March 31, 2012 to the present. With few exceptions, the Company is no longer subject to foreign examinations by tax authorities for fiscal years ended before March 31, 2011. In certain of the Company’s foreign subsidiaries, all of historical tax years are subject to examination by various foreign tax authorities due to the generation of net operating losses.

(10)    Securities Purchase Agreements

2015 Securities Purchase Agreement

On March 24, 2015, the Company entered into a Securities Purchase Agreement (the “2015 Securities Purchase Agreement”) with certain accredited investors, pursuant to which the Company sold (a) an aggregate of 8,980,773 shares of its common stock (the “2015 Shares”) and (b) warrants to purchase an aggregate of

4,490,387 shares of common stock of the Company (“2015 Warrants” and, together with the 2015 Shares, the “2015 Securities”). The 2015 Securities were issued at a price equal to $0.41 per share for aggregate gross proceeds of approximately $3,682,000. The 2015 Warrants become exercisable on September 24, 2015 at a per share exercise price equal to $0.61 and expire on September 24, 2020. The 2015 Warrants are subject to limitation on exercise if the Holder or its affiliates would beneficially own more than 9.99%/4.99% of the total number of the Company’s shares of common stock following such exercise. The 2015 Warrants also provide that in the event of a Company Controlled Fundamental Transaction (as defined in the 2015 Warrants), the Company may, at the election of the 2015 Warrant holder, be required to redeem all or a portion of the 2015 Warrants for cash in an amount equal to the Black-Scholes Option Pricing Model value. As a result of this cash settlement provision, the 2015 Warrants are classified as liabilities. The fair value of the 2015 Warrants decreased from $1,710,388 as of the initial valuation date to $1,171,991 as of March 31, 2015, which resulted in a $538,000 gain from the change in fair value of warrants for the year ended March 31, 2015. The 2015 Warrants are not traded in an active securities market, and as such, the Company estimates the fair value of the of the warrant liability using the Black-Scholes option pricing model using the following assumptions:

March 31, 2015
Expected term	5.5 years
Common stock market price	$0.37
Risk-free interest rate	1.46%
Volatility	100%

Volatility is prescribed in the agreement as the greater of 100% or the expected volatility. Expected volatility is based primarily on historical volatility. Historical volatility was computed using daily pricing observations for recent periods that correspond to the expected term of the 2015 Warrants. The Company believes this method produces an estimate that is representative of the Company’s expectations of future volatility over the expected term of the 2015 Warrants. The Company currently has no reason to believe future volatility over the expected remaining life of the 2015 Warrants is likely to differ materially from historical volatility. The expected life is based on the remaining contractual term of the 2015 Warrants. The risk-free interest rate is the interest rate for treasury constant maturity instruments published by the Federal Reserve Board that is closest to the expected term of the 2015 Warrants.

Fluctuations in the fair value of the 2015 Warrants are impacted by unobservable inputs, most significantly the Company’s common stock market price. Significant increases (decreases) in this input in isolation would result in a significantly higher (lower) fair value measurement.

2011 Securities Purchase Agreement

In April 2011, the Company entered into a Securities Purchase Agreement (the “2011 Securities Purchase Agreement”) with certain accredited investors, pursuant to which the Company sold (a) an aggregate of 6,352,293 shares of its common stock (the “2011 Shares”) and (b) warrants to purchase an aggregate of 2,540,918 shares of common stock of the Company (“2011 Warrants” and, together with the 2011 Shares, the “2011 Securities”). The 2011 Securities were issued at a price equal to $1.92 per share for aggregate gross proceeds of approximately $12,196,000. The 2011 Warrants became exercisable on October 21, 2011 at a per share exercise price equal to $2.56 and expire on October 21, 2016. The Warrants contain provisions that adjust the exercise price in the event the Company pays stock dividends, effects stock splits or issues additional shares of common stock at a price per share less than the exercise price of the 2011 Warrants.

The Company accounts for the 2011 Warrants with exercise price reset as liabilities carried at fair value, with changes in fair value included in net income (loss) until such time as the 2011 Warrants are exercised or expire. As a result of the March 2015 offering, described above, and pursuant to the terms of the 2011 Warrants, the exercise price of the 2011 Warrants was adjusted to $2.30 per share.

The fair value of the 2011 Warrants decreased from $3,250,000 as of the initial valuation date to $693,000 as of March 31, 2012, which resulted in a $2,557,000 gain from the change in fair value of warrants for the year ended March 31, 2012. The fair value of the 2011 Warrants decreased from $693,000 as of March 31, 2012 to $149,000 as of March 31, 2013, which resulted in a $544,000 gain from the change in fair value of warrants for the year ended March 31, 2013. The fair value of the 2011 Warrants decreased from $149,000 as of March 31,

2013 to $75,000 as of March 31, 2014, which resulted in a $74,000 gain from the change in fair value of warrants for the year ended March 31, 2014. The fair value of the 2011 Warrants decreased from $75,000 as of March 31, 2014 to $15,000 as of March 31, 2015, which resulted in a $60,000 gain from the change in fair value of warrants for the year ended March 31, 2015.

The 2011 Warrants are not traded in an active securities market, and as such, the Company estimates the fair value of the 2011 Warrants using the Black-Scholes option pricing model using the following assumptions:

	March 31, 2015	March 31, 2014
Expected term	1.5 years	2.5 years
Common stock market price	$0.37	$0.48
Risk-free interest rate	0.41%	0.67%
Expected volatility	73.53%	68.56%

Expected volatility is based primarily on historical volatility. Historical volatility was computed using daily pricing observations for recent periods that correspond to the expected term of the 2011 Warrants. The Company believes this method produces an estimate that is representative of the Company’s expectations of future volatility over the expected term of the 2011 Warrants. The Company currently has no reason to believe future volatility over the expected remaining life of the 2011 Warrants is likely to differ materially from historical volatility. The expected life is based on the remaining contractual term of the 2011 Warrants. The risk-free interest rate is the interest rate for treasury constant maturity instruments published by the Federal Reserve Board that is closest to the expected term of the 2011 Warrants.

Fluctuations in the fair value of the 2011 Warrants are impacted by unobservable inputs, most significantly the Company’s common stock market price and the assumption with regards to future equity issuances and their impact to the down-round protection feature. Significant increases (decreases) in these inputs in isolation would result in a significantly higher (lower) fair value measurement.

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

On November 21, 2014, Samsung Electronics Co., Ltd. and Samsung Austin Semiconductor, LLC (collectively, “Samsung”) filed a complaint against the Company (and numerous third parties, including Nvidia Corporation) for patent infringement in the United States International Trade Commission. The complaint is styled In the Matter of Certain Graphics Processing Chips, Systems on a Chip, and Products Containing the Same, Investigation No. 377-TA-941 and alleges that the defendants have infringed and continue to infringe U.S. Patent Nos. 6,147,385, 6,173,349, 7,056,776, and 7,804,734 by offering for sale, selling, and/or importing into the United States certain graphics processing units, systems on a chip, and products containing the same that, allegedly, are covered by one of more claims of the above-cited patents. Specifically, as to the Company, Samsung alleges that the Company’s M.O.J.O. micro-console for Android product, which utilizes the Nvidia Tegra 4 T40S systems on a chip, directly infringes one of more claims of at least one of the patents at issue. On December 30, 2014, the United States International Trade Commission (the “Commission”) instituted an investigation into the matter to determine whether there is a violation of the Tariff Act of 1930, as amended, by reason of the alleged infringement of the above-cited patents. The Commission’s initial determination is due on or before December 22, 2015 and the target date for completion of the Commission’s investigation is April 22, 2016. The Company has entered into an indemnity agreement with NVIDIA, whereby NIVIDIA has agreed to defend and indemnify the Company in this matter. Therefore, we have not recorded any accrual for a contingent liability associated with this legal proceeding.

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

Leases

The Company is obligated under certain non-cancelable operating leases, primarily for warehouses and office space. Rent expense for operating leases was approximately $1,881,000, $2,274,000 and $2,104,000 for the years ended March 31, 2015, 2014 and 2013, respectively.

Annual future minimum rental payments required under operating leases as of March 31, 2015 are as follows (in thousands):

Years ending March 31:
2016	$1,521
2017	1,466
2018	911
2019	681
Thereafter	692

$5,271

Royalty and License Agreements

Royalty and license expenses consist of royalties and license fees paid to intellectual property rights holders for use of their trademarks, copyrights, software, technology or other intellectual property or proprietary rights in the development or sale of the Company’s products. The Company has royalty and license agreements to utilize trademarks, copyrights, software, technology or other intellectual property or proprietary rights in the development or sale of its products. Royalty and license expenses were $1,845,000, $3,294,000 and $6,319,000 for the years ended March 31, 2015, 2014 and 2013, respectively.

Annual future minimum payments required under royalty and license agreements as of March 31, 2015 are as follows (in thousands):

Years ending March 31:
2016	$16,322
2017	67
2018	57
2019	58
Thereafter	—

$16,504

Royalty commitments in fiscal year end 2016 primarily represent guaranteed minimum royalty payments associated with Rock Band 4.

Employment Contracts

The Company has employment contracts with five executive officers under which severance payments would become payable in the event of specified terminations without cause or terminations under certain circumstances associated with a change in control of the Company. If the termination occurs under certain circumstances associated with a change in control, in addition to the severance payments, vesting of stock-based compensation would accelerate upon termination. If severance payments under the current employment agreements were to become payable, the individual severance payments, as of March 31, 2015, would range from $291,000 to $847,000, and total severance payments for all five executive officers would be approximately $2,337,000.

Indemnifications

The Company has entered into separate indemnification agreements with our executive officers and with each of its directors. These agreements require the Company, among other requirements, to indemnify such officers and directors against expenses (including attorneys’ fees), judgments and settlements paid by such individuals in connection with any action arising out of such individuals’ status or service as executive officers or directors (subject to exceptions such as where the individuals failed to act in good faith or in a manner the individuals reasonably believed to be in or not opposed to the best interests of Mad Catz) and to advance expenses when such individuals may be entitled to indemnification by the Company. There are no pending legal proceedings that involve the indemnification of any executive officers or directors.

(12)    Employee Savings Plan

The Company has an employee savings plan in the U.S. that permits eligible participants to make contributions by salary reduction pursuant to section 401(k) of the Internal Revenue Code. The Company may make discretionary matches of employee contributions. During the years ended March 31, 2015, 2014 and 2013, the Company matched 50% of the first 8% of compensation that was contributed by each participating employee to the plan. The Company’s discretionary contributions to the plan were $126,000, $138,000 and $164,000 for the years ended March 31, 2015, 2014 and 2013, respectively.

(13)    Geographic and Product Line Data

The Company’s sales are attributed to the following geographic regions (in thousands):

	Years Ended March 31,
	2015	2014	2013
Net sales:
EMEA	$46,247	$53,132	$61,960
Americas	27,897	28,470	51,316
APAC	12,079	8,027	9,388

	$86,223	$89,629	$122,664

Revenue is attributed to geographic regions based on the location of the customer.

The Company’s property and equipment, net, are attributed to the following geographic regions (in thousands):

	2015	2014
Property and equipment, net:
Americas	$1,088	$417
EMEA	96	92
APAC	2,192	2,228

	$3,376	$2,737

Our sales by platform were as follows:

	Years Ended March 31,
	2015	2014
PC and Mac	46%	45%
Universal	22%	29%
Next gen consoles (a)	21%	3%
Smart devices	7%	2%
Legacy consoles (b)	4%	19%
All others	—%	2%

	100%	100%

(a)	Includes products developed for Xbox One, PlayStation 4 and Wii U.

(b)	Includes products developed for Xbox 360, PlayStation 3 and Wii.

Our sales by product category were as follows:

	Years Ended March 31,
	2015	2014
Audio	42%	47%
Specialty controllers	25%	16%
Mice and Keyboards	23%	29%
Controllers	6%	1%
Accessories	3%	5%
Games and other	1%	2%

	100%	100%

Our sales by brand were as follows:

	Years Ended March 31,
	2014	2014
Tritton	39%	42%
Mad Catz	34%	41%
Saitek	19%	12%
All others	8%	5%

	100%	100%

(14)    Quarterly Financial and Market Information (Unaudited)

	Quarter Ended
	June 30	Sept. 30	Dec. 31	Mar. 31
	(Amounts in thousands, except per share data)
Fiscal 2015:
Net sales	$16,747	$22,467	$30,451	$16,558
Gross profit	5,063	6,731	8,178	3,872
Operating (loss) income	(1,131)	(424)	2,207	(2,295)
Net (loss) income	(1,245)	(922)	1,358	5,556
Net (loss) income per share — basic	(0.02)	(0.01)	0.02	0.09
Net (loss) income per share — diluted	(0.02)	(0.01)	0.02	0.09
Common stock price per share:
High	0.78	0.72	0.57	0.54
Low	0.47	0.38	0.38	0.35
Fiscal 2014:
Net sales	$18,684	$17,839	$32,889	$20,217
Gross profit	5,365	4,770	7,925	4,838
Operating (loss) income	(2,118)	(3,617)	902	(1,689)
Net loss	(2,065)	(4,545)	(566)	(265)
Net loss per share — basic	(0.03)	(0.07)	(0.01)	(0.00)
Net loss per share — diluted	(0.03)	(0.07)	(0.01)	(0.00)
Common stock price per share:
High	0.50	0.90	0.81	0.54
Low	0.38	0.46	0.44	0.42