Form 10-Q
period 2015-06-30
MAD CATZ INTERACTIVE INC
filed 2015-08-13
CIK 1088162

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2015

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

There were 73,469,571 shares of the registrant’s common stock issued and outstanding as of July 30, 2015.

MAD CATZ INTERACTIVE, INC.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2015

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements

MAD CATZ INTERACTIVE, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

(Unaudited)

	June 30, 2015	March 31, 2015
ASSETS
Current assets:
Cash	$2,137	$5,142
Accounts receivable, net	6,180	7,823
Other receivables	688	560
Inventories	17,828	15,479
Deferred tax assets	2,245	2,245
Income taxes receivable	341	967
Prepaid expenses and other current assets	1,226	1,293

Total current assets	30,645	33,509
Deferred tax assets	7,641	7,605
Other assets	494	418
Property and equipment, net	3,420	3,376
Intangible assets, net	2,475	2,584

Total assets	$44,675	$47,492

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Bank loan	$7,916	$7,920
Accounts payable	16,686	16,404
Accrued liabilities	4,316	4,196
Notes payable	980	1,015
Income taxes payable	102	141

Total current liabilities	30,000	29,676
Notes payable, less current portion	102	36
Warrant liabilities	1,233	1,187
Deferred tax liabilities	43	43
Deferred rent	786	762

Total liabilities	32,164	31,704
Shareholders’ equity:
Common stock, no par value, unlimited shares authorized; 73,469,571 and 73,469,571 shares issued and outstanding at June 30, 2015 and March 31, 2015, respectively	63,266	63,128
Accumulated other comprehensive loss	(4,573)	(5,123)
Accumulated deficit	(46,182)	(42,217)

Total shareholders’ equity	12,511	15,788

Total liabilities and shareholders’ equity	$44,675	$47,492

See accompanying notes to unaudited consolidated financial statements.

MAD CATZ INTERACTIVE, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(in thousands, except share and per share data)

	Three Months Ended June 30,
	2015	2014
Net sales	$12,974	$16,747
Cost of sales	10,096	11,684

Gross profit	2,878	5,063
Operating expenses:
Sales and marketing	2,716	2,412
General and administrative	2,894	3,151
Research and development	921	522
Amortization of intangible assets	109	109

Total operating expenses	6,640	6,194

Operating loss	(3,762)	(1,131)

Other expense:
Interest expense, net	(257)	(158)
Foreign exchange gain (loss), net	61	(35)
Change in fair value of warrant liabilities	(46)	(19)
Other income	12	81

Total other expense	(230)	(131)

Loss before income taxes	(3,992)	(1,262)
Income tax benefit	27	17

Net loss	$(3,965)	$(1,245)

Net loss per share:
Basic	$(0.05)	$(0.02)

Diluted	$(0.05)	$(0.02)

Shares used in per share computations:
Basic	73,469,571	64,081,689

Diluted	73,469,571	64,081,689

See accompanying notes to unaudited consolidated financial statements.

MAD CATZ INTERACTIVE, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(Unaudited)

(in thousands)

	Three Months Ended June 30,
	2015	2014
Net loss	$(3,965)	$(1,245)
Foreign currency translation adjustments	550	142

Comprehensive loss	$(3,415)	$(1,103)

See accompanying notes to unaudited consolidated financial statements.

MAD CATZ INTERACTIVE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	Three Months Ended June 30,
	2015	2014
Cash flows from operating activities:
Net loss	$(3,965)	$(1,245)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	486	501
Accrued and unpaid interest expense on note payable	—	10
Amortization of deferred financing fees	127	15
Loss on disposal of assets	6	—
Stock-based compensation	138	123
Change in fair value of warrant liabilities	46	19
Benefit for deferred income taxes	(36)	(37)
Changes in operating assets and liabilities:
Accounts receivable	1,797	629
Other receivables	(116)	134
Inventories	(2,129)	(493)
Prepaid expenses and other current assets	73	190
Other assets	51	162
Accounts payable	157	(96)
Accrued liabilities	272	(262)
Deferred rent	26	—
Income taxes receivable/payable	651	(227)

Net cash used in operating activities	(2,416)	(577)

Cash flows from investing activities:
Purchases of property and equipment	(309)	(261)

Net cash used in investing activities	(309)	(261)

Cash flows from financing activities:
Borrowings on bank loan	9,431	13,686
Repayments on bank loan	(9,435)	(11,535)
Payment of financing fees	(250)	(50)
Borrowings on notes payable	95	—
Repayments on notes payable	(79)	(375)
Proceeds from exercise of stock options	—	66
Payment of expenses related to issuance of common stock	(102)	—

Net cash (used in) provided by financing activities	(340)	1,792

Effects of foreign currency exchange rate changes on cash	60	15

Net (decrease) increase in cash	(3,005)	969
Cash, beginning of period	5,142	1,496

Cash, end of period	$2,137	$2,465

Supplemental cash flow information:
Income taxes paid	$179	$240

Interest paid	$265	$99

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

Basis of Accounting

The accompanying unaudited consolidated financial information has been prepared by management, without audit, in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. The consolidated balance sheet at March 31, 2015 was derived from the audited consolidated financial statements at that date; however, it does not include all disclosures required by accounting principles generally accepted in the United States (“U.S. GAAP”).

The Company maintained a Credit Facility with Wells Fargo Capital Finance, LLC (“Wells Fargo”) to borrow up to $25 million under a revolving line of credit subject to the availability of eligible collateral (accounts receivable and inventories), which changed throughout the year. Borrowings under the Credit Facility were secured by a first priority security interest in the inventories, equipment, and accounts receivable of certain of our subsidiaries and by a pledge of all of the capital stock of our subsidiaries.

On June 30, 2015, Mad Catz, Inc. (“MCI”), a wholly-owned subsidiary of the Company, entered into a Loan and Security Agreement (the “Loan Agreement”) with NewStar Business Credit LLC (“NSBC”) to provide for a $20.0 million revolving line of credit (which increases to $35.0 million from September 1, 2015 through December 31, 2015) subject to the availability of eligible accounts receivable and inventories, which changes throughout the year. The Loan Agreement expires on June 30, 2018. The Company is required to meet a monthly financial covenant based on a trailing twelve months’ Adjusted EBITDA, as defined. Additionally, on June 30, 2015, Mad Catz Europe Ltd. (“MCE”), a wholly-owned subsidiary of the Company, entered into a Master Facilities Agreement (the “Facilities Agreement”) with Faunus Group International, Inc. (“FGI”) to provide for a $10.0 million secured demand credit facility subject to the availability of eligible accounts receivable and inventories, which changes throughout the year. The Facilities Agreement has a three-year term, although FGI may terminate the facility at any time upon at least three months’ notice. On July 6, 2015, the closing of the Loan Agreement and Facilities Agreement, the Company used the proceeds to pay in full the obligations outstanding under the credit facility with Wells Fargo, and the agreement with Wells Fargo was terminated.

The Company depends upon the availability of capital under the Loan Agreement and Facilities Agreement to finance operations. Compliance with the fiscal 2016 Adjusted EBITDA covenants contained in the Loan Agreement, which are tied closely to our internal forecasts and include significant contributions from anticipated sales of products related to the Rock Band 4 video game, depends on the Company’s ability to increase net sales and gross profit considerably. Also, the Company operates in a rapidly evolving and often unpredictable business environment that may change the timing or amount of expected future sales and expenses. If the Company is unable to comply with the Adjusted EBITDA covenants contained in the Loan Agreement, NSBC could declare the outstanding borrowings under the facility immediately due and payable. If the Company needs to obtain additional funds as a result of the termination of the Loan Agreement or the acceleration of amounts due thereunder, there can be no assurance that alternative financing can be obtained on substantially similar or acceptable terms, or at all. The Company’s failure to promptly obtain alternate financing could limit our ability to implement our business plan and have an immediate, severe and adverse impact on our business, results of operations, financial condition and liquidity. In the event that no alternative financing is available, the Company would be forced to drastically curtail operations, or dispose of assets, or cease operations altogether.

In the opinion of management, the unaudited consolidated financial statements for the interim period presented reflect all material adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the financial position and results of operations as of and for such periods indicated. These unaudited consolidated financial statements and notes hereto should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended March 31, 2015. These consolidated financial statements refer to the Company’s fiscal years ending March 31 as its “fiscal” years. The Company generates a substantial percentage of net sales in the last three months of every calendar year, its fiscal third quarter. Results for the interim periods presented herein are not necessarily indicative of results that may be reported for any other interim period or for the fiscal year ending March 31, 2016. All currency amounts are presented in U.S. dollars.

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

Recently Issued Accounting Standards

In July 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2015-11, Simplifying the Measurement of Inventory, which requires entities to measure most inventory “at the lower of cost and net realizable value,” thereby simplifying the current guidance under which and entity must measure inventory at the lower of cost or market. The ASU will not apply to inventories that are measured by using either the last-in, first-out method or the retail inventory method. For public business entities, the ASU is effective prospectively for annual periods beginning after December 15, 2016, and interim periods therein. Upon transition, entities must disclose the nature of and reason for the accounting change. The adoption of this guidance is not expected to have a material impact on the Company’s financial condition or results of operations.

In April 2015, the FASB issued ASU 2015-03, Interest — Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs, which requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The amendment is effective for annual reporting periods beginning after December 15, 2015 and interim periods within those annual periods with early adoption permitted. The adoption of this guidance is not expected to have a material impact on the Company’s financial condition or results of operations.

In August 2014, the FASB issued ASU 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern. ASU 2014-15 requires management to perform interim and annual assessments of an entity’s ability to continue as a going concern for a one year period subsequent to the date of the financial statements. An entity must provide certain disclosures if conditions or events raise substantial doubt about the entity’s ability to continue as a going concern. The guidance is effective for all entities for the first annual period ending after December 15, 2016 and interim periods thereafter, with early adoption permitted. As the requirements of this literature are disclosure only, adoption of this guidance is not expected to impact the Company’s financial condition or results of operations.

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers. ASU 2014-09 requires an entity to recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods and services. On July 9, 2015, the FASB agreed to defer by one year the effective date of ASU 2014-09 to annual reporting periods beginning after December 15, 2017, with early adoption as of the original effective date permitted. The Company is currently evaluating the impact of adopting ASU 2014-09.

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

For a description of the fair value hierarchy, see Note 2 to the Company’s 2015 consolidated financial statements contained in the Company’s Annual Report on Form 10-K for its fiscal year ended March 31, 2015.

The following tables provide a summary of the recognized assets and liabilities carried at fair value on a recurring basis (in thousands):

		Basis of Fair Value Measurements
	Balance as of June 30, 2015	Level 1	Level 2	Level 3
Liabilities:
Warrant liabilities (Note 4)	$(1,233)	$—	$—	$(1,233)

		Basis of Fair Value Measurements
	Balance as of March 31, 2015	Level 1	Level 2	Level 3
Liabilities:
Warrant liabilities (Note 4)	$(1,187)	$—	$—	$(1,187)

The following table provides a roll forward of the Company’s level three fair value measurements during the three months ended June 30, 2015, which consist of the Company’s warrant liabilities (in thousands):

Warrant liabilities:
Balance at March 31, 2015	$(1,187)
Change in fair value of warrant liabilities	(46)

Balance at June 30, 2015	$(1,233)

(3) Inventories

Inventories consist of the following (in thousands):

	June 30, 2015	March 31, 2015
Raw materials	$1,139	$735
Finished goods	16,689	14,744

	$17,828	$15,479

(4) Securities Purchase Agreement

2015 Securities Purchase Agreement

On March 24, 2015, the Company entered into a Securities Purchase Agreement (the “2015 Securities Purchase Agreement”) with certain accredited investors, pursuant to which the Company sold (a) an aggregate of 8,980,773 shares of its common stock (the “2015 Shares”) and (b) warrants to purchase an aggregate of 4,490,387 shares of common stock of the Company (“2015 Warrants” and, together with the 2015 Shares, the “2015 Securities”). The 2015 Securities were issued at a price equal to $0.41 for aggregate gross proceeds of approximately $3,682,000. The 2015 Warrants become exercisable on September 24, 2015 at a per share exercise price equal to $0.61 and expire on September 24, 2020. The 2015 Warrants are subject to limitation on exercise if the Holder or its affiliates would beneficially own more than 9.99%/4.99% of the total number of the Company’s shares of common stock following such exercise. The 2015 Warrants also provide that in the event of a Company Controlled Fundamental Transaction (as defined in the 2015 Warrants), the Company may, at the election of the 2015 Warrant holder, be required to redeem all or a portion of the 2015 Warrants for cash in an amount equal to the Black-Scholes option pricing model value. As a result of this cash settlement provision, the 2015 Warrants are classified as liabilities and carried at fair value, with changes in fair value included in net loss until such time as the 2015 Warrants are exercised or expire. The fair value of the 2015 Warrants increased from $1,172,000 as of March 31, 2015 to $1,227,000 as of June 30, 2015, which resulted in a $55,000 loss from the change in fair value of warrant liabilities for the three months ended June 30, 2015. The 2015 Warrants are not traded in an active securities market, and as such, the Company estimates the fair value of the of the warrant liability using the Black-Scholes option pricing model using the following assumptions:

	June 30, 2015	March 31, 2015
Expected term	5.25 years	5.5 years
Common stock market price	$0.39	$0.37
Risk-free interest rate	1.69%	1.46%
Expected volatility	100%	100%

Volatility is prescribed in the 2015 Securities Purchase Agreement as the greater of 100% or the expected volatility. Expected volatility is based primarily on historical volatility. Historical volatility was computed using daily pricing observations for recent periods that correspond to the expected term of the 2015 Warrants. The Company believes this method produces an estimate that is representative of the Company’s expectations of future volatility over the expected term of the 2015 Warrants. The Company currently has no reason to believe future volatility over the expected remaining life of the 2015 Warrants is likely to differ materially from historical volatility. The expected life is based on the remaining contractual term of the 2015 Warrants. The risk-free interest rate is the interest rate for treasury constant maturity instruments published by the Federal Reserve Board that is closest to the expected term of the 2015 Warrants.

Fluctuations in the fair value of the 2015 Warrants are impacted by unobservable inputs, most significantly the Company’s common stock market price. Significant increases (decreases) in this input in isolation would result in a significantly higher (lower) fair value measurement.

2011 Securities Purchase Agreement

In April 2011, the Company entered into a Securities Purchase Agreement (the “2011 Securities Purchase Agreement”) with certain accredited investors, pursuant to which the Company sold (a) an aggregate of 6,352,293 shares of its common stock (the “2011 Shares”) and (b) warrants to purchase an aggregate of 2,540,918 shares of common stock of the Company (“2011 Warrants” and, together with the 2011 Shares, the “2011 Securities”). The 2011 Securities were issued at a price equal to $1.92 for aggregate gross proceeds of approximately $12,196,000. The 2011 Warrants became exercisable on October 21, 2011 at a per share exercise price equal to $2.56 and expire on October 21, 2016. The 2011 Warrants contain provisions that adjust the exercise price in the event the Company pays stock dividends, effects stock splits or issues additional shares of common stock at a price per share less than the exercise price of the 2011 Warrants. As a result of this exercise price reset feature, the 2011 Warrants are classified as liabilities and carried at fair value, with changes in fair value included in net loss until such time as the 2011 Warrants are exercised or expire.

As a result of the March 2015 offering, described above, and pursuant to the terms of the 2011 Warrants, the exercise price of the 2011 Warrants was adjusted to $2.30 per share.

The fair value of the 2011 Warrants decreased from $15,000 as of March 31, 2015 to $6,000 as of June 30, 2015, which resulted in a $9,000 gain from the change in fair value of warrant liabilities for the three months ended June 30, 2015.

The 2011 Warrants are not traded in an active securities market, and as such, the Company estimated the fair value of the 2011 Warrants using the Black-Scholes option pricing model using the following assumptions:

	June 30, 2015	March 31, 2015
Expected term	1.25 years	1.5 years
Common stock market price	$0.39	$0.37
Risk-free interest rate	0.37%	0.41%
Expected volatility	68.50%	73.53%

Expected volatility is based primarily on historical volatility. Historical volatility is computed using daily pricing observations for recent periods that correspond to the expected term of the 2011 Warrants. The Company believes this method produces an estimate that is representative of the Company’s expectations of future volatility over the expected term of these 2011 Warrants. The Company currently has no reason to believe future volatility over the expected remaining life of these 2011 Warrants is likely to differ materially from historical volatility. The expected life is based on the remaining contractual term of the 2011 Warrants. The risk-free interest rate is the interest rate for treasury constant maturity instruments published by the Federal Reserve Board that is closest to the expected term of the 2011 Warrants.

Fluctuations in the fair value of the 2011 Warrants are impacted by unobservable inputs, most significantly the assumption with regards to future equity issuances and their impact to the down-round protection feature. Significant increases (decreases) in this input in isolation would result in a significantly higher (lower) fair value measurement.

(5) Basic and Diluted Net Loss per Share

Basic net loss per share is calculated by dividing the net loss for the period by the weighted average number of common shares outstanding during the period. Diluted net loss per share includes the impact of potentially dilutive securities unless inclusion of such securities would be anti-dilutive.

Outstanding options to purchase an aggregate of 7,921,173 and 6,932,026 shares of the Company’s common stock for the three months ended June 30, 2015 and 2014, respectively, and outstanding warrants to purchase an aggregate of 7,031,305 and 2,540,918 shares of the Company’s common stock for each of the three months ended June 30, 2015 and 2014, respectively, were excluded from the diluted net loss per share calculations because of their anti-dilutive effect during these periods.

(6) Geographic and Product Line Data and Concentrations

The Company’s net sales are attributed to the following geographic regions (in thousands):

	Three Months Ended June 30,
	2015	2014
EMEA	$5,643	$8,373
Americas	4,974	5,449
APAC	2,357	2,925

	$12,974	$16,747

Revenue is attributed to geographic regions based on the location of the customer. During the three months ended June 30, 2015 one customer accounted for approximately 17% and one other customer accounted for 12% of the Company’s gross sales. During the three months ended June 30, 2014 one customer accounted for approximately 12% of the Company’s gross sales. At June 30, 2015, two customers represented 16%, each, of accounts receivable. At March 31, 2015, two customers represented 14%, each, of accounts receivable and another customer represented 11% of accounts receivable. At June 30, 2015 and 2014, no other customers accounted for greater than 10% of gross sales. At June 30, 2015 and March 31, 2015, no other customers accounted for greater than 10% of accounts receivable.

The Company’s sales by platform as a percentage of gross sales were as follows:

	Three Months Ended June 30,
	2015	2014
PC and Mac	45%	47%
Next gen consoles (a)	28%	12%
Universal	15%	25%
Smart devices	10%	8%
Legacy consoles (b)	2%	7%
All others	—%	1%

	100%	100%

(a)	Includes products developed for Xbox One, PlayStation 4 and Wii U.
(b)	Includes products developed for Xbox 360, PlayStation 3 and Wii.

The Company’s sales by product category as a percentage of gross sales were as follows:

	Three Months Ended June 30,
	2015	2014
Audio	38%	39%
Specialty controllers	32%	22%
Mice and keyboards	17%	26%
Controllers	8%	7%
Accessories	4%	5%
Games and other	1%	1%

	100%	100%

The Company’s sales by brand as a percentage of gross sales were as follows:

	Three Months Ended June 30,
	2015	2014
Tritton	34%	36%
Mad Catz	34%	35%
Saitek	24%	18%
All others	8%	11%

	100%	100%

(7) Subsequent Events

The Company maintained a Credit Facility with Wells Fargo Capital Finance, LLC (“Wells Fargo”) to borrow up to $25 million under a revolving line of credit subject to the availability of eligible collateral (accounts receivable and inventories), which changed throughout the year. Borrowings under the Credit Facility were secured by a first priority security interest in the inventories, equipment, and accounts receivable of certain of our subsidiaries and by a pledge of all of the capital stock of our subsidiaries.

On June 30, 2015, Mad Catz, Inc. (“MCI”), a wholly-owned subsidiary of the Company, entered into a Loan and Security Agreement (the “Loan Agreement”) with NewStar Business Credit LLC (“NSBC”) to provide for a $20.0 million revolving line of credit (which increases to $35.0 million from September 1, 2015 through December 31, 2015) subject to the availability of eligible accounts receivable and inventories, which changes throughout the year. The Loan Agreement expires on June 30, 2018. Pursuant to the Loan Agreement, NSBC will advance MCI up to 85% of the value of eligible accounts receivables, depending on dilution rates. Also, MCI may borrow against eligible inventory, subject to an inventory sublimit amount and certain other conditions. The inventory sublimit amount will be the lesser of 85% of net orderly liquidation value of eligible inventory, 60% of the lower of cost or market value of eligible inventory, or 2.3333 times eligible accounts receivable under the Loan Agreement. Borrowings under the Loan Agreement accrue interest on the daily outstanding balance at 4.5% plus 30-day LIBOR rate per annum, with a LIBOR floor of 1.0%. MCI is also required to pay a commitment fee equal to 1.0% of the facility upon entry into the Loan Agreement, an unused line fee equal to 0.25% per annum of the unused portion of the facility and a collateral monitoring fee of $1,500 per month. The Company is required to meet a monthly financial covenant based on a trailing twelve months’ Adjusted EBITDA, as defined. Additionally, on June 30, 2015, Mad Catz Europe Ltd. (“MCE”), a wholly-owned subsidiary of the Company, entered into a Master Facilities Agreement (the “Facilities Agreement”) with Faunus Group International, Inc. (“FGI”) to provide for a $10.0 million secured demand credit facility subject to the availability of eligible accounts receivable and inventories, which changes throughout the year. The Facilities Agreement has a three-year term, although FGI may terminate the facility at any time upon at least three months’ notice. Pursuant to the Facilities Agreement, FGI will advance MCE up to 85% of the value of eligible accounts receivable, depending on dilution rates. Also, MCE may borrow against eligible inventory, subject to an inventory sublimit amount and certain other conditions. On July 6, 2015, the closing of the Loan Agreement and Facilities Agreement, the Company used the proceeds to pay in full the obligations outstanding under the credit facility with Wells Fargo, and the agreement with Wells Fargo was terminated.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Unless the context otherwise requires, all references in this section to the “Company”, “we”, “us” or “our” refer, collectively, to Mad Catz Interactive, Inc. and all of its subsidiaries, and all references in this section to “Mad Catz” refer to Mad Catz Interactive, Inc.

This section contains forward-looking statements and forward looking information (collectively “forward-looking statements”) as defined in applicable securities legislation involving risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors including those set out under “Forward-looking Statements” herein and in “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended March 31, 2014 and in Part II Other Information — Item 1A. Risk Factors in this Quarterly Report on Form 10-Q. The following discussion should be read in conjunction with our consolidated financial statements and related notes included in this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K for the fiscal year ended March 31, 2015.

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

Foreign Currency

During the first quarter of fiscal 2016, approximately 65% of total net sales were transacted outside of the United States. The majority of our international business is presently conducted in currencies other than the U.S. dollar. Foreign currency transaction gains and losses arising from normal business operations are credited to or charged against earnings in the period incurred. As a result, fluctuations in the value of the currencies in which we conduct our business relative to the U.S. dollar will cause foreign currency exchange gains and losses, which we have experienced in the past and continue to experience. Due to the volatility of foreign currency exchange rates, among other factors, we cannot predict the effect of foreign currency exchange rate fluctuations upon future operating results. There can be no assurances that we will not experience foreign currency exchange losses in the future. To date, we have not hedged against foreign currency exposure and we cannot predict the effect foreign currency fluctuations will have on us in the future.

CRITICAL ACCOUNTING POLICIES

Our critical accounting policies and estimates remain consistent with those reported in our Annual Report on Form 10-K for the fiscal year ended March 31, 2015.

RESULTS OF OPERATIONS

Net Sales

For the three months ended June 30, 2015, net sales decreased 23% as compared to the three months ended June 30, 2014. We experienced a decline in all regions, but most predominately in EMEA in sales of audio products and mice and keyboards. The decrease in net sales during the current quarter was driven primarily by a decrease in sales of our products, primarily audio, designed for legacy consoles and universal platforms due to the launch of the PlayStation 4 and Xbox One consoles in November 2013. Although we are experiencing strong growth in products developed for these new consoles, which represented 28% of our sales during the three months ended June 30, 2015 compared to only 12% of our sales during the same period last year, the decline in sales of products related to the legacy consoles has been greater than we and others in the industry anticipated. As a result, sales of products designed for legacy consoles represented only 2% of our sales during the three months ended June 30, 2015 compared to 7% of our sales during the same period last year, and sales of our universal products represented 15% of our sales during the three months ended

June 30, 2015 compared to 25% of our sales during the same period last year. Declines in sales of our products designed for the PC and Mac, which represented 45% and 47% of our sales during the three months ended June 30, 2015 and 2014, respectively, is due primarily to an increase in aggressive pricing competition within this space, particularly in EMEA, although we continue to drive strong sales of our Saitek flight simulation products due to new product introductions and increased marketing activities. We also experienced a decrease in sales of products developed for smart devices, which represented 10% and 8% of our sales during the three months ended June 30, 2015 and 2014, respectively, driven primarily by controllers sold to a customer in APAC under a private label program in the prior year, partially offset by an increase in sales of Mad Catz branded controllers.

From a geographical perspective, our net sales for the three months ended June 30, 2015 and 2014 were as follows (in thousands):

	Three Months Ended June 30,
	2015		2014		$ Change	% Change
	Net Sales	% of Total	Net Sales	% of Total
EMEA	$5,643	44%	$8,373	50%	$(2,730)	$(33)%
Americas	4,974	38%	5,449	33%	(475)	(9)%
APAC	2,357	18%	2,925	17%	(568)	(19)%

	$12,974	100%	$16,747	100%	$(3,773)	$(23)%

Our sales by platform as a percentage gross sales were as follows:

	Three Months Ended June 30,
	2015	2014
PC and Mac	45%	47%
Next gen consoles (a)	28%	12%
Universal	15%	25%
Smart devices	10%	8%
Legacy consoles (b)	2%	7%
All others	—%	1%

	100%	100%

(a)	Includes products developed for Xbox One, PlayStation 4 and Wii U.
(b)	Includes products developed for Xbox 360, PlayStation 3 and Wii.

Our sales by product category as a percentage of gross sales were as follows:

	Three Months Ended June 30,
	2015	2014
Audio	38%	39%
Specialty controllers	32%	22%
Mice and keyboards	17%	26%
Controllers	8%	7%
Accessories	4%	5%
Games and other	1%	1%

	100%	100%

Our sales by brand as a percentage of gross sales were as follows:

	Three Months Ended June 30,
	2015	2014
Tritton	34%	36%
Mad Catz	34%	35%
Saitek	24%	18%
Other	8%	11%

	100%	100%

Gross Profit

Gross profit is defined as net sales less cost of sales. Cost of sales consists of product costs, cost of licenses and royalties, write-downs of inventory, cost of freight-in and freight-out and distribution center costs, including depreciation and other overhead costs.

The following table presents net sales, cost of sales and gross profit for the three months ended June 30, 2015 and 2014 (in thousands):

	Three Months Ended June 30,
	2015		2014		$ Change	% Change
	Amount	% of Net Sales	Amount	% of Net Sales
Net sales	$12,974	100%	$16,747	100%	$(3,773)	(23)%
Cost of sales	10,096	78%	11,684	70%	(1,588)	(14)%

Gross Profit	$2,878	22%	$5,063	30%	$(2,185)	(43)%

Gross profit for the three months ended June 30, 2015 decreased 43% due to the decrease in net sales, while gross profit margin decreased to 22%. The decrease in gross margin over the prior year period was due primarily to an increase in royalties and licenses as a percentage of net sales due to product mix and fixed distribution costs as a percentage of net sales. These decreases in gross margin were offset partially by lower product returns as a percentage of net sales. We expect gross profit for the full year fiscal 2016 to increase compared to fiscal 2015, although we expect gross margin to decline due to lower margin sales of products related to the Rock Band 4 video game.

Operating Expenses

Operating expenses for the three months ended June 30, 2015 and 2014 were as follows (in thousands):

	Three Months Ended June 30,
	2015		2014		$ Change	% Change
	Amount	% of Net Sales	Amount	% of Net Sales
Sales and marketing	$2,716	21%	$2,412	14%	$304	13%
General and administrative	2,894	22%	3,151	19%	(257)	(8)%
Research and development	921	7%	522	3%	399	76%
Amortization of intangibles	109	1%	109	1%	—	—%

	$6,640	51%	$6,194	37%	$446	7%

Sales and Marketing Expenses. Sales and marketing expenses consist primarily of payroll, commissions, participation at trade shows and travel costs for our worldwide sales and marketing staff, advertising expense and costs of operating our websites. The increase in sales and marketing expense was primarily due to increased marketing efforts, primarily related to trade shows. We expect sales and marketing expenses for the full year fiscal 2016, on an absolute dollar basis, to increase compared to fiscal 2015 levels.

General and Administrative Expenses. General and administrative expenses include salaries and benefits for our executive and administrative personnel, facilities costs and professional services, such as legal and accounting. The decrease in general and administrative expenses was primarily related to lower incentive compensation expense. We expect general and administrative expenses for the full year fiscal 2016, on an absolute dollar basis, to increase from fiscal 2015 levels.

Research and Development Expenses. Research and development expenses, include the costs of developing and enhancing new and existing products. The increase in research and development expenses was primarily related to an increase in hardware development expenses compared to the prior year. Additionally, during the three months ended June 30, 2014, we received a reimbursement for engineering work performed on behalf of a third party of approximately $0.4 million. We expect research and development expenses for the full year fiscal 2016, on an absolute dollar basis, to increase compared to fiscal 2015 levels.

Amortization of Intangibles Expenses. Amortization of intangibles expenses consist of the amortization of the acquired intangible assets from prior acquisitions. We expect amortization of intangibles for the full year fiscal 2016, on an absolute dollar basis, to remain approximately the same as that of fiscal 2015.

Other Expense

Other expense consists primarily of interest expense on our outstanding debt, foreign currency exchange gains or losses, change in fair value of the warrants issued in connection with the Securities Purchase Agreement entered into by the Company in 2011 and 2015, and other items that may be specific to a reporting period. The foreign currency exchange gains or losses are associated with fluctuations in the value of the functional currencies of our foreign subsidiaries, which include the Pound Sterling, the Euro, the Canadian dollar, the Hong Kong dollar, the Japanese yen, and the Chinese Yuan Renminbi (“CNY”), against the U.S. Dollar. Other expense increased to $230,000 for the three months ended June 30, 2015 from $131,000 for the three months ended June 30, 2014. The change is primarily due to an increase in interest expense, net, to $257,000 for the three months ended June 30, 2015 from $158,000 in the same period last year due primarily to an acceleration in the amortization of fees associated with the replacement of our Wells Fargo credit facility.

Income Tax Benefit

The income tax benefit of $27,000 and $17,000 for the three months ended June 30, 2015 and 2014, respectively, reflect effective tax rates of 1%, in each period. Our effective tax rate is a blended rate for the different jurisdictions in which we operate. Our effective tax rate fluctuates depending on the taxable income in each jurisdiction and the statutory income tax rates in those jurisdictions, in which we do business, including our Hong Kong operating company and our Canadian parent company for which we provide a full valuation allowance against the net operating loss carry forwards. We will continue to evaluate our ability to realize our deferred tax assets on an ongoing basis to identify whether any significant changes in circumstances or assumptions have occurred that could materially affect the ability to realize our deferred tax assets and expect to release the valuation allowance when we have sufficient positive evidence, including but not limited to cumulative earnings in successive recent periods, to overcome such negative evidence. Changes in future earnings projections, among other factors, may cause us to adjust our valuation allowance on deferred tax assets, which would impact our income tax expense in the period we determine these factors to have changed.

Mad Catz does not record deferred income taxes on the approximate $32.4 million of undistributed earnings of its non-Canadian subsidiaries based upon the Company’s intention to permanently reinvest undistributed earnings. Mad Catz may be subject to income and withholding taxes if earnings of the non-Canadian subsidiaries were distributed. Considering the tax loss carry forwards in Canada and the related valuation allowance, the deferred tax liability on the Company’s undistributed earnings would be no more than $1.9 million at June 30, 2015.

LIQUIDITY AND CAPITAL RESOURCES

The table below provides a summary of cash (used in) provided by operating, investing and financing activities during the three months ended June 30, 2015 and 2014 (in thousands):

	Three Months Ended June 30,
	2015	2014	Change
Net cash used in operating activities	$(2,416)	$(577)	$(1,839)
Net cash used in investing activities	(309)	(261)	(48)
Net cash (used in) provided by financing activities	(340)	1,792	(2,132)
Effect of foreign currency exchange rate changes on cash	60	15	45

Net (decrease) increase in cash	$(3,005)	$969	$(3,974)

Our cash balance was $2.1 million and $5.1 million at June 30, 2015 and March 31, 2015, respectively. Our primary sources of liquidity typically include a revolving line of credit (as discussed below under Financing Activities), cash on hand and cash flows generated from operations. Due to the seasonality of our business (as discussed below under Operating Activities) cash provided by (used in) operating activities will fluctuate throughout our fiscal year.

Operating Activities

Our cash flows from operating activities have typically included the collection of customer receivables generated by the sale of our products, offset by payments to vendors for materials and manufacture of our products. Net cash used in operating activities for the three months ended June 30, 2015 primarily reflects the net loss for the period before non-cash items (i.e. depreciation, amortization, stock-based compensation and provision for deferred income taxes) and an increase in inventory of $2.1 million as we start to build inventory due to forecasted demand. These decreases in operating cash flow were offset partially by a $1.8 million decrease in accounts receivable resulting primarily from the decrease in net sales and a combined increase in accrued liabilities, accounts payable and income taxes receivable/payable of $1.1 million due primarily to timing of payments. Net cash used in operating activities for the three months ended June 30, 2014 primarily reflects the net loss for the period before non-cash items (i.e. depreciation, amortization, stock-based compensation and provision for deferred income taxes), an increase in inventory of $0.5 million, and a decrease in accrued liabilities of $0.3 million due to timing of payments. These decreases in operating cash flow were offset partially by a $0.6 million decrease in accounts receivable resulting primarily from the decrease in net sales as well as improved collections. We are focused on effectively managing our overall liquidity position by continuously monitoring expenses and inventory levels and managing our accounts receivable collection efforts.

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

Investing Activities

Net cash used in investing activities, which consisted of capital expenditures to support our operations and were made up primarily of production molds, and to a lesser extent, computers and machinery and equipment, was $0.3 million during each of the three months ended June 30, 2015 and June 30, 2014, respectively.

Financing Activities

Net cash used in financing activities during the three months ended June 30, 2015 of $0.3 million was the result of net repayments on notes payable and our line of credit. Net cash provided by financing activities during the three months ended June 30, 2014 of $1.8 million was the result of net borrowings under our line of credit offset partially by repayments on a note payable.

We maintained a Credit Facility with Wells Fargo Capital Finance, LLC (“Wells Fargo”) to borrow up to $25 million under a revolving line of credit subject to the availability of eligible collateral (accounts receivable and inventories), which changed throughout the year. Borrowings under the Credit Facility were secured by a first priority security interest in the inventories, equipment, and accounts receivable of certain of our subsidiaries and by a pledge of all of the capital stock of our subsidiaries.

On June 30, 2015, Mad Catz, Inc. (“MCI”), a wholly-owned subsidiary of the Company, entered into a Loan and Security Agreement (the “Loan Agreement”) with NewStar Business Credit LLC (“NSBC”) to provide for a $20.0 million revolving line of credit (which increases to $35.0 million from September 1, 2015 through December 31, 2015) subject to the availability of eligible accounts receivable and inventories, which changes throughout the year. The Loan Agreement expires on June 30, 2018. Pursuant to the Loan Agreement, NSBC will advance MCI up to 85% of the value of eligible accounts receivables, depending on dilution rates. Also, MCI may borrow against eligible inventory, subject to an inventory sublimit amount and certain other conditions. The inventory sublimit amount will be the lesser of 85% of net orderly liquidation value of eligible inventory, 60% of the lower of cost or market value of eligible inventory, or 2.3333 times eligible accounts receivable under the Loan Agreement. Borrowings under the Loan Agreement accrue interest on the daily outstanding balance at 4.5% plus 30-day LIBOR rate per annum, with a LIBOR floor of 1.0%. MCI is also required to pay a commitment fee equal to 1.0% of the facility upon entry into the Loan Agreement, an unused line fee equal to 0.25% per annum of the unused portion of the facility and a collateral monitoring fee of $1,500 per month. We are required to meet a monthly financial covenant based on a trailing twelve months’ Adjusted EBITDA, as defined. As of June 30, 2015, we were in compliance with the covenants. For periods subsequent to June 30, 2015, we believe we will be able to meet the covenants. However, there can be no assurance that we will be able to meet the covenants subsequent to June 30, 2015 or that we would be able to obtain waivers from NSBC to the extent we are not in compliance with the covenants. Additionally, on June 30, 2015, Mad Catz Europe Ltd.

(“MCE”), a wholly-owned subsidiary of the Company, entered into a Master Facilities Agreement (the “Facilities Agreement”) with Faunus Group International, Inc. (“FGI”) to provide for a $10.0 million secured demand credit facility subject to the availability of eligible accounts receivable and inventories, which changes throughout the year. The Facilities Agreement has a three-year term, although FGI may terminate the facility at any time upon at least three months’ notice. Pursuant to the Facilities Agreement, FGI will advance MCE up to 85% of the value of eligible accounts receivable, depending on dilution rates. Also, MCE may borrow against eligible inventory, subject to an inventory sublimit amount and certain other conditions. On July 6, 2015, the closing of the Loan Agreement and Facilities Agreement, we used the proceeds to pay in full the obligations outstanding under the credit facility with Wells Fargo, and the agreement with Wells Fargo was terminated.

We believe that our available cash balances, anticipated cash flows from operations and available line of credit will be sufficient to satisfy our operating needs for at least the next twelve months, and in the longer term, including any payments due on the note payable. We depend upon the availability of capital under our Loan Agreement and Facilities Agreement to finance our operations. Compliance with the fiscal 2016 Adjusted EBITDA covenants contained in the Loan Agreement, which are tied closely to our internal forecasts and include significant contributions from anticipated sales of products related to the Rock Band 4 video game, depends on our ability to increase net sales and gross profit considerably. Also, we operate in a rapidly evolving and often unpredictable business environment that may change the timing or amount of expected future sales and expenses. If we are unable to comply with the Adjusted EBITDA covenants contained in the Loan Agreement, NSBC could declare the outstanding borrowings under the facility immediately due and payable. If we need to obtain additional funds as a result of the termination of the Loan Agreement or the acceleration of amounts due thereunder, there can be no assurance that alternative financing can be obtained on substantially similar or acceptable terms, or at all. Our failure to promptly obtain alternate financing could limit our ability to implement our business plan and have an immediate, severe and adverse impact on our business, results of operations, financial condition and liquidity. In the event that no alternative financing is available, we would be forced to drastically curtail operations, or dispose of assets, or cease operations altogether.

CONTRACTUAL OBLIGATIONS AND COMMITMENTS

There have been no material changes to our contractual obligations from the information provided in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, included in our Annual Report on Form 10-K for the fiscal year ended March 31, 2015.

As of June 30, 2015 and March 31, 2015, we did not have any relationships with unconsolidated entities or financial parties, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As such, we are not exposed to any financing, liquidity, market, or credit risk that could arise if we had engaged in such relationships.

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

	Three Months Ended June 30,
	2015	2014
Net loss	$(3,965)	$(1,245)
Adjustments:
Depreciation and amortization	486	516
Stock-based compensation	138	123
Change in fair value of warrant liabilities	46	19
Interest expense, net	257	158
Income tax benefit	(27)	(17)

Adjusted EBITDA (loss)	$(3,065)	$(446)

FORWARD-LOOKING STATEMENTS

Certain statements in this Quarterly Report on Form 10-Q are not historical fact and constitute “forward-looking statements” within the meaning of Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and constitute “forward-looking information” as defined in applicable Canadian securities legislation (collectively “forward-looking statements”). These forward-looking statements may address, among other things, our strategy for growth, business development, market and competitive position, financial results, expected revenue, expense levels in the future and the sufficiency of our existing assets to fund future operations and capital spending needs. These statements relate to our expectations, hopes, beliefs, anticipations, commitments, intentions and strategies regarding the future, and may be identified by the use of words or phrases such as “believe,” “expect,” “anticipate,” “should,” “plan,” “estimate,” and “potential,” among others. Specifically this document contains forward-looking statements regarding, among other things, the continuance of significant seasonal fluctuations in our quarterly results of operations, inventories, receivables, payables and cash; the sufficiency of funds available to meet operational needs, including payments under our notes payable; the ability to meet the financial covenants under our existing loan agreements; the effect of foreign currency exchange rate fluctuations; the possible use of financial hedging techniques; our expectations regarding sales, gross margins and operating expenses; and the potential release of the valuation allowance against our deferred tax assets.

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

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting during the quarter ended June 30, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. Our process for evaluating controls and procedures is continuous and encompasses constant improvement of the design and effectiveness of established controls and procedures and the remediation of any deficiencies which may be identified during the process.

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings

On October 3, 2013, Mad Catz filed a complaint for patent infringement styled Mad Catz Interactive, Inc. v. Razer USA, Ltd., Case No. 13-cv-02371-GPC-JLB, in the United States District Court for the Southern District of California against Razer USA, Ltd. (“Razer”). The complaint alleges that Mad Catz holds an exclusive license, within the United States, to make, use, sell, offer for sale, import, gift or otherwise dispose of the any product falling within the scope of one or more claims of U.S. Patent No. 6,157,370 (the “‘370 Patent”), including all right, power and interest to enforce the ‘370 Patent against any and all third parties, as well as exclusive standing to bring suit against any third party infringing the ‘370 Patent. The complaint further alleges that Razer has infringed and continues to infringe the ‘370 Patent by making, using, offering for sale, selling, and/or importing in the United States certain products covered by one of more claims of the ‘370 Patent, including Razer’s “Ouroboros” computer mouse. On January 10, 2014, Razer filed a counterclaim against Mad Catz for alleged infringement of U.S. Patent No. 8,605,063 (the “‘063 Patent”). Razer further contends that the ‘370 Patent is invalid and unenforceable, and denies infringement. Mad Catz also contends that the ‘063 Patent is invalid and unenforceable, and denies infringement. No trial date has been set in the matter. The parties are currently conducting discovery. Mad Catz believes that Razer’s allegations lack merit and intends to vigorously defend all claims asserted. We have not recorded any accrual for a contingent liability associated with this legal proceeding based on our belief that a liability is not probable and any range of potential future charge cannot be reasonably estimated at this time. On March 11, 2014, the Better Mouse Company, LLC (“BMC”) filed a complaint against Mad Catz and MCI for patent infringement in the United States District Court for the Eastern District of Texas. The action is styled Better Mouse Company, LLC v. Steelseries Aps et al, Lead Civil Action No. 2:14-CV-198. By its complaint, the plaintiff alleges that Mad Catz and MCI has infringed and continue to infringe U.S. Patent No. 7,532,200. Mad Catz and MCI answered the complaint on July 17, 2014 and denied all substantive allegations of infringement and damage. On July 16, 2015, the Court heard oral argument regarding the parties’ patent claims construction positions and took the matter of patent claims construction under submission at that time. The parties are currently conducting discovery. Trial in the matter is set for January 11, 2016. Mad Catz and MCI believe that BMC’s allegations lack merit and intend to vigorously defend all claims asserted. We have not recorded any accrual for a contingent liability associated with this legal proceeding based on our belief that a liability is not probable and any range of potential future charge cannot be reasonably estimated at this time.

On November 21, 2014, Samsung Electronics Co., Ltd. and Samsung Austin Semiconductor, LLC (collectively, “Samsung”) filed a complaint against MCI (and numerous third parties, including Nvidia Corporation) for patent infringement in the United States International Trade Commission. The complaint is styled In the Matter of Certain Graphics Processing Chips, Systems on a Chip, and Products Containing the Same, Investigation No. 377-TA-941 and alleges that the defendants have infringed and continue to infringe U.S. Patent Nos. 6,147,385, 6,173,349, 7,056,776, and 7,804,734 by offering for sale, selling, and/or importing into the United States certain graphics processing units, systems on a chip, and products containing the same that, allegedly, are covered by one of more claims of the above-cited patents. Specifically, as to the MCI, Samsung alleges that the Mad Catz-branded M.O.J.O. micro-console for Android product, which utilizes the Nvidia Tegra 4 T40S systems on a chip, directly infringes one of more claims of at least one of the patents at issue. On December 30, 2014, the United States International Trade Commission (the “Commission”) instituted an investigation into the matter to determine whether there is a violation of the Tariff Act of 1930, as amended, by reason of the alleged infringement of the above-cited patents. The Commission’s initial determination is due on or before December 22, 2015 and the target date for completion of the Commission’s investigation is April 22, 2016. MCI believes that the allegations lack merit and intends to vigorously defend all claims asserted. It is impossible at this time to assess whether the outcome of this proceeding will have a material adverse effect on Mad Catz. We have not recorded any accrual for a contingent liability associated with this legal proceeding based on our belief that a liability, while possible, is not probable and any range of potential future charge cannot be reasonably estimated at this time.

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

There have been no material changes to the risk factors as previously disclosed in Part I — Item 1A. — Risk Factors our Annual Report on Form 10-K for the fiscal year ended March 31, 2015.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits

10.1	Loan and Security Agreement dated June 30, 2015, by Mad Catz, Inc., Mad Catz Interactive, Inc., and 1328158 Ontario Inc. in favor of NewStar Business Credit, LLC. Portions of this exhibit (indicated by asterisks) have been omitted pursuant to a request for confidential treatment pursuant to Rule 24b-2 under the Securities Exchange Act of 1934.

10.2	Security Agreement dated June 30, 2015 by Mad Catz Interactive, Inc. in favor of NewStar Business Credit, LLC.

10.3	Security Agreement dated June 30, 2015, by 1328158 Ontario, Inc. in favor of NewStar Business Credit, LLC.

10.4	Canadian Security Agreement dated June 30, 2015, by Mad Catz Interactive, Inc. and 1328158 Ontario Inc. in favor of NewStar Business Credit, LLC.

10.5	Patent, Copyright and Trademark Security Agreement dated June 30, 2015, by Mad Catz, Inc., Mad Catz Interactive, Inc., and Mad Catz Interactive Asia Limited in favor of NewStar Business Credit, LLC.

10.6	Canadian Intellectual Property Security Agreement dated June 30, 2015, by Mad Catz Interactive, Inc. in favor of NewStar Business Credit, LLC.

10.7	Canadian Intellectual Property Security Agreement dated June 30, 2015, by Mad Catz Interactive, Inc. and 1328158 Ontario Inc. in favor of NewStar Business Credit, LLC.

10.8	Pledge Agreement dated June 30, 2015, by Mad Catz Interactive, Inc. in favor of NewStar Business Credit, LLC.

10.9	Canadian Pledge Agreement dated June 30, 2015, by Mad Catz Interactive, Inc. in favor of NewStar Business Credit, LLC.

10.10	Guaranty Agreement dated June 30, 2015, by Mad Catz Interactive, Inc. in favor of NewStar Business Credit, LLC.

10.11	Guaranty Agreement dated June 30, 2015, by 1328158 Ontario, Inc. in favor of NewStar Business Credit, LLC.

10.12	Guaranty Agreement dated June 30, 2015, by Mad Catz Interactive Asia Limited in favor of NewStar Business Credit, LLC.

10.13	Canadian Guarantee dated June 30, 2015, by Mad Catz Interactive, Inc. and 1328158 Ontario Inc. in favor of NewStar Business Credit, LLC.

10.14	Master Facilities Agreements dated June 30, 2015, by Mad Catz Europe Limited and Mad Catz Europe Limited in favor of Faunus Group International, Inc.

10.15	Composite Guarantee and Debenture dated June 30, 2015, by Mad Catz Europe Limited, Mad Catz GmbH, and Mad Catz SAS in favor of Faunus Group International, Inc.

10.16	General Security Agreement dated June 30, 2015, by 1328158 Ontario, Inc. and Mad Catz Interactive, Inc. in favor of Faunus Group International, Inc.

10.17	Patent, Copyright and Trademark Security Agreement dated June 30, 2015 by Mad Catz, Inc. Mad Catz Interactive, Inc., and Mad Catz Interactive Asia Limited in favor of Faunus Group International, Inc.

10.18	Guaranty dated June 30, 2015, by Mad Catz, Inc. in favor of Faunus Group International, Inc.

10.19	Guaranty Agreement dated June 30, 2015, by Mad Catz Interactive Asia Limited in favor of Faunus Group International, Inc.

10.20	Guarantee dated June 30, 2015, by 1328158 Ontario, Inc. and Mad Catz Interactive, Inc. in favor of Faunus Group International, Inc.

10.21	Subordination and Intercreditor Agreement dated June 30, 2015, by Newstar business Credit, LLC, Mad Catz, Inc., 1328158 Ontario Inc., Mad Catz Interactive, Inc., and Mad Catz Interactive Asia LTD in favor of Faunus Group International, Inc.

31.1	Certification of Registrant’s Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Registrant’s Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Registrant’s Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002. This certification is being furnished solely to accompany this Quarterly Report on Form 10-Q and is not being filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and is not to be incorporated by reference into any filing of the Company.

32.2	Certification of Registrant’s Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002. This certification is being furnished solely to accompany this Quarterly Report on Form 10-Q and is not being filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and is not to be incorporated by reference into any filing of the Company.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MAD CATZ INTERACTIVE, INC.

August 13, 2015	/s/ Darren Richardson
Darren Richardson
President and Chief Executive Officer

August 13, 2015	/s/ Karen McGinnis
Karen McGinnis
Chief Financial Officer