Form 10-Q
period 2015-09-30
MAD CATZ INTERACTIVE INC
filed 2015-11-05
CIK 1088162

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2015

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

There were 73,469,571 shares of the registrant’s common stock issued and outstanding as of October 31, 2015.

MAD CATZ INTERACTIVE, INC.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2015

1

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements

MAD CATZ INTERACTIVE, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

(Unaudited)

	September 30, 2015	March 31, 2015
ASSETS
Current assets:
Cash	$6,970	$5,142
Accounts receivable, net	27,659	7,823
Other receivables	992	560
Inventories	33,145	15,479
Deferred tax assets	1,566	2,245
Income taxes receivable	341	967
Prepaid expenses and other current assets	1,897	1,293

Total current assets	72,570	33,509
Deferred tax assets	7,606	7,605
Other assets	686	418
Property and equipment, net	3,826	3,376
Intangible assets, net	2,490	2,584

Total assets	$87,178	$47,492

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Bank loans	$19,638	$7,920
Accounts payable	38,755	16,404
Accrued liabilities	13,647	4,196
Notes payable	919	1,015
Income taxes payable	557	141

Total current liabilities	73,516	29,676
Notes payable, less current portion	97	36
Warrant liabilities	2,104	1,187
Deferred tax liabilities	43	43
Deferred rent	738	762

Total liabilities	76,498	31,704
Shareholders’ equity:
Common stock, no par value, unlimited shares authorized; 73,469,571 shares issued and outstanding at September 30, 2015 and March 31, 2015, respectively	63,390	63,128
Accumulated other comprehensive loss	(4,917)	(5,123)
Accumulated deficit	(47,793)	(42,217)

Total shareholders’ equity	10,680	15,788

Total liabilities and shareholders’ equity	$87,178	$47,492

See accompanying notes to unaudited consolidated financial statements.

MAD CATZ INTERACTIVE, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share data)

(Unaudited)

	Three Months Ended September 30,		Six Months Ended September 30,
	2015	2014	2015	2014
Net sales	$38,918	$22,467	$51,892	$39,214
Cost of sales	29,912	15,736	40,008	27,420

Gross profit	9,006	6,731	11,884	11,794
Operating expenses:
Sales and marketing	4,457	3,477	7,173	5,889
General and administrative	2,638	2,722	5,532	5,873
Research and development	941	846	1,862	1,368
Amortization of intangible assets	111	110	220	219

Total operating expenses	8,147	7,155	14,787	13,349

Operating income (loss)	859	(424)	(2,903)	(1,555)

Other expense:
Interest expense, net	(364)	(167)	(621)	(325)
Foreign currency exchange loss, net	(154)	(382)	(93)	(417)
Change in fair value of warrant liabilities	(871)	74	(917)	55
Other income (expense)	10	(2)	22	79

Total other expense	(1,379)	(477)	(1,609)	(608)

Loss before income taxes	(520)	(901)	(4,512)	(2,163)
Income tax expense	(1,091)	(21)	(1,064)	(4)

Net loss	$(1,611)	$(922)	$(5,576)	$(2,167)

Net loss per share:
Basic	$(0.02)	$(0.01)	$(0.08)	$(0.03)

Diluted	$(0.02)	$(0.01)	$(0.08)	$(0.03)

Shares used in per share computations:
Basic	73,469,571	64,149,124	73,469,571	64,115,591

Diluted	73,469,571	64,149,124	73,469,571	64,115,591

See accompanying notes to unaudited consolidated financial statements.

MAD CATZ INTERACTIVE, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(in thousands)

(Unaudited)

	Three Months Ended September 30,		Six Months Ended September 30,
	2015	2014	2015	2014
Net loss	$(1,611)	$(922)	$(5,576)	$(2,167)
Foreign currency translation adjustments	(344)	(937)	206	(795)

Comprehensive loss	$(1,955)	$(1,859)	$(5,370)	$(2,962)

See accompanying notes to unaudited consolidated financial statements.

MAD CATZ INTERACTIVE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	Six Months Ended September 30,
	2015	2014
Cash flows from operating activities:
Net loss	$(5,576)	$(2,167)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,038	1,060
Accrued and unpaid interest expense on note payable	—	10
Amortization of deferred financing fees	189	36
Loss on disposal of assets	6	6
Stock-based compensation	262	240
Change in fair value of warrant liabilities	917	(55)
Provision for deferred income taxes	678	44
Changes in operating assets and liabilities:
Accounts receivable	(19,790)	(4,195)
Other receivables	(431)	205
Inventories	(17,625)	(3,077)
Prepaid expenses and other current assets	(357)	(319)
Other assets	85	187
Accounts payable	22,280	4,332
Accrued liabilities	9,602	285
Deferred rent	(24)	—
Income taxes receivable/payable	1,045	(330)

Net cash used in operating activities	(7,701)	(3,738)

Cash flows from investing activities:
Purchases of intangible assets	(25)	—
Purchases of property and equipment	(1,245)	(686)

Net cash used in investing activities	(1,270)	(686)

Cash flows from financing activities:
Borrowings on bank loans	41,955	29,220
Repayments on bank loans	(30,248)	(24,297)
Payment of financing fees	(720)	(50)
Borrowings on notes payable	95	—
Repayments on notes payable	(160)	(469)
Proceeds from exercise of stock options	—	236
Payment of expenses related to issuance of common stock	(164)	—

Net cash provided by financing activities	10,758	4,640

Effects of foreign currency exchange rate changes on cash	41	(46)

Net increase in cash	1,828	170
Cash, beginning of period	5,142	1,496

Cash, end of period	$6,970	$1,666

Supplemental cash flow information:
Income taxes paid	$276	$305

Interest paid	$588	$199

See accompanying notes to unaudited consolidated financial statements.

MAD CATZ INTERACTIVE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(1) Basis of Presentation

Nature of Operations

Mad Catz Interactive, Inc. (“Mad Catz”) designs, manufactures (primarily through third parties in Asia), markets and distributes innovative interactive entertainment products marketed under its Mad Catz® (gaming), Tritton® (audio), and Saitek® (simulation) brands. Mad Catz products, which primarily include headsets, mice, keyboards, controllers, specialty controllers, and other accessories, cater to passionate gamers across multiple platforms including in-home gaming consoles, handheld gaming consoles, PC and Mac® computers, smart phones, tablets and other mobile devices. Mad Catz distributes its products through its online store as well as through many leading retailers around the globe. Operationally headquartered in San Diego, California, Mad Catz also maintains offices in Europe and Asia.

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

On June 30, 2015, Mad Catz, Inc. (“MCI”), a wholly-owned subsidiary of the Company, entered into a Loan and Security Agreement (the “Loan Agreement”) with NewStar Business Credit LLC (“NSBC”) to provide for a $20.0 million revolving line of credit (which increases to $35.0 million from September 1, 2015 through February 29, 2016) subject to the availability of eligible accounts receivable and inventories, which changes throughout the year. The Loan Agreement expires on June 30, 2018. The Company is required to meet a monthly financial covenant based on a trailing twelve months’ Adjusted EBITDA, as defined. Additionally, on June 30, 2015, Mad Catz Europe Ltd. (“MCE”), a wholly-owned subsidiary of the Company, entered into a Master Facilities Agreement (the “Facilities Agreement”) with Faunus Group International, Inc. (“FGI”) to provide for a $10.0 million secured demand credit facility subject to the availability of eligible accounts receivable and inventories, which changes throughout the year. The Facilities Agreement has a three-year term, although FGI may terminate the facility at any time upon at least three months’ notice. On July 6, 2015, the closing date of the Loan Agreement and Facilities Agreement, the Company used the proceeds to pay in full the obligations outstanding under the credit facility with Wells Fargo, and the agreement with Wells Fargo was terminated.

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

Use of Estimates

The unaudited consolidated financial statements have been prepared in conformity with U.S. GAAP. Applying these principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the unaudited consolidated financial statements and the reported amounts of sales and expenses during the reporting periods. On an ongoing basis, the Company evaluates its estimates, including those related to asset impairments, reserves for accounts receivable and inventories, contingencies and litigation, valuation and recognition of share-based payments, warrant liabilities and income taxes. As future events and their effects cannot be determined with precision, actual results could differ from these estimates.

Recently Issued Accounting Standards

In July 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2015-11, Simplifying the Measurement of Inventory, which requires entities to measure most inventory “at the lower of cost and net realizable value,” thereby simplifying the current guidance under which an entity must measure inventory at the lower of cost or market. The ASU will not apply to inventories that are measured by using either the last-in, first-out method or the retail inventory method. For public business entities, the ASU is effective prospectively for annual periods beginning after December 15, 2016, and interim periods therein. Upon transition, entities must disclose the nature of and reason for the accounting change. The adoption of this guidance is not expected to have a material impact on the Company’s financial condition or results of operations.

In April 2015, the FASB issued ASU 2015-03, Interest — Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs, which requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. In August 2015, the FASB issued ASU 2015-15, Interest – Imputation of Interest (Subtopic 835-30): Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements. ASU 2015-15 amends Subtopic 835-30 to include that the Securities and Exchange Commission would not object to the deferral and presentation of debt issuance costs as an asset and subsequent amortization of debt issuance costs over the term of the line-of-credit arrangement, whether or not there are any outstanding borrowings on the line-of-credit arrangement. The guidance is effective for annual reporting periods beginning after December 15, 2015 and interim periods within those annual periods with early adoption permitted. The adoption of this guidance is not expected to have a material impact on the Company’s financial condition or results of operations.

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

(2) Fair Value Measurements

The carrying values of the Company’s financial instruments, including cash, accounts receivable, other receivables, accounts payable, accrued liabilities and income taxes receivable/payable approximate their fair values due to the short maturity of these instruments. The carrying value of the bank loans approximates their fair value as the interest rate and other terms are that which is currently available to the Company. The carrying value of the note payable approximates fair value as it represents the present value using an effective interest rate of 5.25%, which approximates the interest rate on the Company’s domestic bank loan.

For a description of the fair value hierarchy, see Note 2 to the Company’s 2015 consolidated financial statements contained in the Company’s Annual Report on Form 10-K for its fiscal year ended March 31, 2015.

The following tables provide a summary of the recognized assets and liabilities carried at fair value on a recurring basis (in thousands):

		Basis of Fair Value Measurements
	Balance as of September 30, 2015	Level 1	Level 2	Level 3
Liabilities:
Warrant liabilities (Note 4)	$(2,104)	$—	$—	$(2,104)

		Basis of Fair Value Measurements
	Balance as of March 31, 2015	Level 1	Level 2	Level 3
Liabilities:
Warrant liabilities (Note 4)	$(1,187)	$—	$—	$(1,187)

The following table provides a roll forward of the Company’s level three fair value measurements during the six months ended September 30, 2015, which consist of the Company’s warrant liabilities (in thousands):

Warrant liabilities:
Balance at March 31, 2015	$(1,187)
Change in fair value of warrant liabilities	(917)

Balance at September 30, 2015	$(2,104)

(3) Inventories

Inventories consist of the following (in thousands):

	September 30, 2015	March 31, 2015
Raw materials	$1,460	$735
Finished goods	31,685	14,744

	$33,145	$15,479

(4) Securities Purchase Agreements

2015 Securities Purchase Agreement

On March 24, 2015, the Company entered into a Securities Purchase Agreement (the “2015 Securities Purchase Agreement”) with certain accredited investors, pursuant to which the Company sold (a) an aggregate of 8,980,773 shares of its common stock (the “2015 Shares”) and (b) warrants to purchase an aggregate of 4,490,387 shares of common stock of the Company (“2015 Warrants” and, together with the 2015 Shares, the “2015 Securities”). The 2015 Securities were issued at a price equal to $0.41 for aggregate gross proceeds of approximately $3,682,000. The 2015 Warrants became exercisable on September 24, 2015 at a per share exercise price equal to $0.61 and expire on September 24, 2020. The 2015 Warrants are subject to limitation on exercise if the Holder or its affiliates would beneficially own more than 9.99%/4.99% of the total number of the Company’s shares of common stock following such exercise. The 2015 Warrants also provide that in the event of a Company Controlled Fundamental Transaction (as defined in the 2015 Warrants), the Company may, at the election of the 2015 Warrant holder, be required to redeem all or a portion of the 2015 Warrants for cash in an amount equal to the Black-Scholes option pricing model value. As a result of this cash settlement provision, the 2015 Warrants are classified as liabilities and carried at fair value, with changes in fair value included in net loss until such time as the 2015 Warrants are exercised or expire. The fair value of the 2015 Warrants increased from $1,172,000 as of March 31, 2015 to $2,081,000 as of September 30, 2015, which resulted in a $909,000 loss from the change in fair value of warrant liabilities for the six months ended September 30, 2015. The 2015 Warrants are not traded in an active securities market, and as such, the Company estimates the fair value of the of the warrant liability using the Black-Scholes option pricing model using the following assumptions:

	September 30, 2015	March 31, 2015
Expected term	5.0 years	5.5 years
Common stock market price	$0.62	$0.37
Risk-free interest rate	1.37%	1.46%
Expected volatility	100%	100%

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

The fair value of the 2011 Warrants increased from $15,000 as of March 31, 2015 to $23,000 as of September 30, 2015, which resulted in an $8,000 loss from the change in fair value of warrant liabilities for the six months ended September 30, 2015.

The 2011 Warrants are not traded in an active securities market, and as such, the Company estimated the fair value of the 2011 Warrants using the Black-Scholes option pricing model using the following assumptions:

	September 30, 2015	March 31, 2015
Expected term	1.0 years	1.5 years
Common stock market price	$0.62	$0.37
Risk-free interest rate	0.35%	0.41%
Expected volatility	69.33%	73.53%

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

Outstanding options to purchase an aggregate of 7,939,958 and 7,930,617 shares of the Company’s common stock for the three and six months ended September 30, 2015, respectively, and 7,091,167 and 7,012,031 shares of the Company’s common stock for the three and six months ended September 30, 2014, respectively, were excluded from the diluted net loss per share calculations because of their anti-dilutive effect during these periods. Outstanding warrants to purchase an aggregate of 7,031,305 shares of the Company’s common stock for each of the three and six months ended September 30, 2015 and 2,540,918 shares of the Company’s common stock for each of the three and six months ended September 30, 2014 were excluded from the diluted net loss per share calculations because of their anti-dilutive effect during these periods.

(6) Geographic and Product Line Data and Concentrations

The Company’s net sales are attributed to the following geographic regions (in thousands):

	Three Months Ended September 30,		Six Months Ended September 30,
	2015	2014	2015	2014
Americas	$27,027	$7,260	$32,002	$12,709
EMEA	9,656	10,904	15,298	19,278
APAC	2,235	4,303	4,592	7,227

	$38,918	$22,467	$51,892	$39,214

Revenue is attributed to geographic regions based on the location of the customer. During the three months and six months ended September 30, 2015, one customer accounted for approximately 23% and 20% of the Company’s gross sales, respectively and one other customer accounted for approximately 15% and 16% of the Company’s gross sales, respectively. During the three and six months ended September 30, 2014, one customer accounted for approximately 12% of the Company’s gross sales in each period and one other customer accounted for approximately 11% and 10% of the Company’s gross sales, respectively. At September 30, 2015, one customer represented 30% of accounts receivable, another customer represented 15% of accounts receivable, and another customer represented 10% of accounts receivable. At March 31, 2015, two customers represented 14%, each, of accounts receivable and another customer represented 11% of accounts receivable. During the three and six months ended September 30, 2015 and 2014, no other customers accounted for greater than 10% of gross sales. At September 30, 2015 and March 31, 2015, no other customers accounted for greater than 10% of accounts receivable.

The Company’s sales by platform as a percentage of gross sales were as follows:

	Three Months Ended September 30,		Six Months Ended September 30,
	2015	2014	2015	2014
Next gen consoles (a)	73%	21%	61%	17%
PC and Mac	17%	43%	25%	45%
Universal	6%	20%	8%	22%
Smart devices	3%	11%	5%	10%
Legacy consoles (b)	1%	5%	1%	6%

	100%	100%	100%	100%

(a)	Includes products developed for Xbox One, PlayStation 4 and Wii U.
(b)	Includes products developed for Xbox 360, PlayStation 3 and Wii.

The Company’s sales by product category as a percentage of gross sales were as follows:

	Three Months Ended September 30,		Six Months Ended September 30,
	2015	2014	2015	2014
Specialty controllers	69%	25%	59%	24%
Audio	17%	39%	22%	39%
Mice and keyboards	7%	22%	10%	23%
Games and other	5%	1%	4%	1%
Controllers	1%	9%	3%	9%
Accessories	1%	4%	2%	4%

	100%	100%	100%	100%

The Company’s sales by brand as a percentage of gross sales were as follows:

	Three Months Ended September 30,		Six Months Ended September 30,
	2015	2014	2015	2014
Mad Catz	75%	34%	64%	34%
Tritton	15%	37%	20%	37%
Saitek	9%	18%	13%	18%
All others	1%	11%	3%	11%

	100%	100%	100%	100%

(7) Subsequent Events

On November 4, 2015, the Company established an “at-the-market” (“ATM”) equity offering program through which the Company may sell from time to time up to an aggregate of $25.0 million of our common stock.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Unless the context otherwise requires, all references in this section to the “Company”, “we”, “us” or “our” refer, collectively, to Mad Catz Interactive, Inc. and all of its subsidiaries, and all references in this section to “Mad Catz” refer to Mad Catz Interactive, Inc.

This section contains forward-looking statements and forward looking information (collectively “forward-looking statements”) as defined in applicable securities legislation involving risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors including those set out under “Forward-looking Statements” herein and in “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended March 31, 2015 and in Part II Other Information — Item 1A. Risk Factors in this Quarterly Report on Form 10-Q. The following discussion should be read in conjunction with our consolidated financial statements and related notes included in this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K for the fiscal year ended March 31, 2015.

OVERVIEW

Our Business

We design, manufacture (primarily through third parties in Asia), market and distribute innovative interactive entertainment products marketed under our Mad Catz® (gaming), Tritton® (audio), and Saitek® (simulation) brands. Our products, which primarily include headsets, mice, keyboards, controllers, specialty controllers, and other accessories, cater to passionate gamers across multiple platforms including in-home gaming consoles, handheld gaming consoles, PC and Mac® computers, smart phones, tablets and other mobile devices. We distribute our products through our online store as well as through many leading retailers around the globe. Operationally headquartered in San Diego, California, we also maintain offices in Europe and Asia.

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

Foreign Currency

During each of the three and six month periods ended September 30, 2015, approximately 36% and 43% of total net sales were transacted outside of the United States, respectively. The majority of our international business is presently conducted in currencies other than the U.S. dollar. Foreign currency transaction gains and losses arising from normal business operations are credited to or charged against earnings in the period incurred. As a result, fluctuations in the value of the currencies in which we conduct our business relative to the U.S. dollar will cause foreign currency exchange gains and losses, which we have experienced in the past and continue to experience. Due to the volatility of foreign currency exchange rates, among other factors, we cannot predict the effect of foreign currency exchange rate fluctuations upon future operating results. There can be no assurances that we will not experience foreign currency exchange losses in the future. To date, we have not hedged against foreign currency exposure and we cannot predict the effect foreign currency fluctuations will have on us in the future.

CRITICAL ACCOUNTING POLICIES

Our critical accounting policies and estimates remain consistent with those reported in our Annual Report on Form 10-K for the fiscal year ended March 31, 2015.

RESULTS OF OPERATIONS

Net Sales

For the three and six months ended September 30, 2015, net sales increased 73% and 32%, respectively, as compared to the three and six months ended September 30, 2014. We experienced an increase in net sales in the Americas, partially offset by decreases in EMEA and APAC. The increase in net sales during the three and six month periods was driven primarily by sales of products designed for the new consoles, particularly products related to the Rock Band 4 video game which began shipping in September predominantly in North America. These increases in net sales were partially offset by a decrease in sales of our other products, primarily audio, designed for legacy consoles and universal platforms due to the launch of the PlayStation 4 and Xbox One consoles in November 2013. Sales of products designed for legacy consoles and universal platforms, combined, represented 7% and 9% of our sales during the three and six months ended September 30, 2015, respectively, down from 25% and 28% during the same periods in the prior year. Declines in sales of our products designed for the PC and Mac are due primarily to an increase in aggressive pricing competition in mice and keyboards, particularly in EMEA, and an aging product line. We are launching a refresh of our gaming mice this year, which we believe will drive growth in this category. Additionally, we continue to drive strong sales of our Saitek flight simulation products despite some supply constraints this year. We also experienced a decrease in sales of products developed for smart devices driven primarily by controllers sold to a customer in APAC under a private label program in the prior year, partially offset by an increase in sales of Mad Catz branded controllers.

From a geographical perspective, our net sales for the three and six months ended September 30, 2015 and 2014 were as follows (in thousands):

	Three Months Ended September 30,
	2015	% of total	2014	% of total	$ Change	% Change
Americas	$27,027	69%	$7,260	32%	$19,767	272%
EMEA	9,656	25%	10,904	49%	(1,248)	(11)%
APAC	2,235	6%	4,303	19%	(2,068)	(48)%

	$38,918	100%	$22,467	100%	$16,451	73%

	Six Months Ended September 30,
	2015	% of total	2014	% of total	$ Change	% Change
Americas	$32,002	62%	$12,709	32%	$19,293	152%
EMEA	15,298	29%	19,278	49%	$(3,980)	(21)%
APAC	4,592	9%	7,227	19%	(2,635)	(36)%

	$51,892	100%	$39,214	100%	$12,678	32%

Our sales by platform as a percentage of gross sales were as follows:

	Three Months Ended September 30,		Six Months Ended September 30,
	2015	2014	2015	2014
Next gen consoles (a)	73%	21%	61%	17%
PC and Mac	17%	43%	25%	45%
Universal	6%	20%	8%	22%
Smart devices	3%	11%	5%	10%
Legacy consoles (b)	1%	5%	1%	6%

	100%	100%	100%	100%

(a)	Includes products developed for Xbox One, PlayStation 4 and Wii U.
(b)	Includes products developed for Xbox 360, PlayStation 3 and Wii.

Our sales by product category as a percentage of gross sales were as follows:

	Three Months Ended September 30,		Six Months Ended September 30,
	2015	2014	2015	2014
Specialty controllers	69%	25%	59%	24%
Audio	17%	39%	22%	39%
Mice and keyboards	7%	22%	10%	23%
Games and other	5%	1%	4%	1%
Controllers	1%	9%	3%	9%
Accessories	1%	4%	2%	4%

	100%	100%	100%	100%

Our sales by brand as a percentage of gross sales were as follows:

	Three Months Ended September 30,		Six Months Ended September 30,
	2015	2014	2015	2014
Mad Catz	75%	34%	64%	34%
Tritton	15%	37%	20%	37%
Saitek	9%	18%	13%	18%
Other	1%	11%	3%	11%

	100%	100%	100%	100%

Gross Profit

Gross profit is defined as net sales less cost of sales. Cost of sales consists of product costs, cost of licenses and royalties, write-downs of inventory, cost of freight-in and freight-out and distribution center costs, including depreciation and other overhead costs.

The following table presents net sales, cost of sales and gross profit for the three and six months ended September 30, 2015 and 2014 (in thousands):

	Three Months Ended September 30,
	2015	% of Net Sales	2014	% of Net Sales	$ Change	% Change
Net sales	$38,918	100%	$22,467	100%	$16,451	73%
Cost of sales	29,912	77%	15,736	70%	14,176	90%

Gross profit	9,006	23%	6,731	30%	2,275	34%

	Six Months Ended September 30,
	2015	% of Net Sales	2014	% of Net Sales	$ Change	% Change
Net sales	$51,892	100%	$39,214	100%	$12,678	32%
Cost of sales	40,008	77%	27,420	70%	12,588	46%

Gross profit	11,884	23%	11,794	30%	90	1%

Gross profit for the three and six months ended September 30, 2015 increased 34% and 1%, respectively, due to the increase in net sales, while gross profit margin decreased to 23% in each of the three and six months ended September 30, 2015 compared to 30% in the same periods in the prior year. The decrease in gross margin over the prior year periods was due primarily to a large percentage of sales in the current year represented by lower margin products, particularly products related to the Rock Band 4 video game, as well as an increase in royalties and licenses as a percentage of net sales. The increase in royalties and licenses is also due to a large percentage of sales in the current year represented by sales of products related to the Rock Band 4 video game as well as other products designed for the new consoles. These decreases in gross margin were offset partially by lower product returns and lower distribution costs as a percentage of net sales. We expect gross profit for the full year fiscal 2016 to increase compared to fiscal 2015, although we expect gross margin to be lower than fiscal 2015 due to lower margin sales of products related to the Rock Band 4 video game.

Operating Expenses

Operating expenses for the three and six months ended September 30, 2015 and 2014 were as follows (in thousands):

	Three Months Ended September 30,
	2015	% of Net Sales	2014	% of Net Sales	$ Change	% Change
Sales and marketing	$4,457	12%	$3,477	15%	$980	28%
General and administrative	2,638	7%	2,722	12%	(84)	(3)%
Research and development	941	2%	846	4%	95	11%
Amortization of intangibles	111	—%	110	1%	1	1%

	$8,147	21%	$7,155	32%	$992	14%

	Six Months Ended September 30,
	2015	% of Net Sales	2014	% of Net Sales	$ Change	% Change
Sales and marketing	$7,173	14%	$5,889	15%	$1,284	22%
General and administrative	5,532	11%	5,873	15%	(341)	(6)%
Research and development	1,862	4%	1,368	3%	494	36%
Amortization of intangibles	220	—%	219	1%	1	—%

	$14,787	29%	$13,349	34%	$1,438	11%

Sales and Marketing Expenses. Sales and marketing expenses consist primarily of payroll, commissions, participation at trade shows and travel costs for our worldwide sales and marketing staff, advertising expense and costs of operating our websites. The increase in sales and marketing expense in both the three and six months ended September 30, 2015, was primarily due to increased marketing efforts, particularly cooperative advertising programs with retailers and other marketing expenses, related to the preorders and launch of the Rock Band 4 video game. We expect sales and marketing expenses for the full year fiscal 2016, on an absolute dollar basis, to increase compared to fiscal 2015 levels.

General and Administrative Expenses. General and administrative expenses include salaries and benefits for our executive and administrative personnel, facilities costs and professional services, such as legal and accounting. The decrease in general and administrative expenses in both the three and six months ended September 30, 2015, compared to the same prior year periods, was primarily related to lower incentive compensation expense. We expect general and administrative expenses for the full year fiscal 2016, on an absolute dollar basis, to increase from fiscal 2015 levels.

Research and Development Expenses. Research and development expenses include the costs of developing and enhancing new and existing products. The increase in research and development expenses in both the three and six months ended September 30, 2015, compared to the same prior year periods, was primarily related to an increase in hardware development expenses compared to the prior year. Additionally, during the six months ended September 30, 2014, we received a reimbursement for engineering work performed on behalf of a third party of approximately $0.5 million. We expect research and development expenses for the full year fiscal 2016, on an absolute dollar basis, to increase compared to fiscal 2015 levels.

Amortization of Intangibles. Amortization of intangibles consist of the amortization of the acquired intangible assets from prior acquisitions. We expect amortization of intangibles for the full year fiscal 2016, on an absolute dollar basis, to remain approximately the same as that of fiscal 2015.

Other Expense

Other expense consists primarily of interest expense on our outstanding debt, foreign currency exchange gains or losses, change in fair value of the warrants issued in connection with the Securities Purchase Agreements entered into by the Company in 2011 and 2015, and other items that may be specific to a reporting period. The foreign currency exchange gains or losses are associated with fluctuations in the value of the functional currencies of our foreign subsidiaries, which include the Pound Sterling, the Euro, the Canadian dollar, the Hong Kong dollar, the Japanese yen, and the Chinese Yuan Renminbi (“CNY”), against the U.S. Dollar. Other expense increased to $1.4 million and $1.6 million for the three and six months ended September 30, 2015, respectively, from other expense of $0.5 million and $0.6 million for the three and six months ended September 30, 2014, respectively. The change is primarily due to a loss on the change in fair value of warrant liabilities of $0.9 million for the three and six months ended September 30, 2015 compared to a gain on the change in fair value of warrant liabilities of $74,000 and $55,000 for the three and six months ended September 30, 2014.

Additionally interest expense, net increased to $0.4 million and $0.6 million for the three and six months ended September 30, 2015, respectively, from $0.2 million and $0.3 million in the same period last year due primarily to an increase in the outstanding balances under our credit facilities during the three month period as well as an acceleration in the amortization of fees associated with the replacement of our Wells Fargo credit facility during the six month period.

Income Tax Expense

Income tax expense of $1.1 million and $21,000 reflect effective tax rates of (210)% and (2)% for the three months ended September 30, 2015 and 2014, respectively. Income tax expense of $1.1 million and $4,000 reflect effective tax rates of (24)% and (0)% for the six months ended September 30, 2015 and 2014. Our effective tax rate is a blended rate for the different jurisdictions in which we operate. Our effective tax rate fluctuates depending on the taxable income in each jurisdiction and the statutory income tax rates in those jurisdictions, in which we do business, including our Hong Kong operating company and our Canadian parent company for which we continue to provide a full valuation allowance against the net operating losses. We will continue to evaluate our ability to realize our deferred tax assets on an ongoing basis to identify whether any significant changes in circumstances or assumptions have occurred that could materially affect the ability to realize our deferred tax assets and expect to release the valuation allowance when we have sufficient positive evidence, including but not limited to cumulative earnings in successive recent periods, to overcome such negative evidence. Changes in future earnings projections, among other factors, may cause us to adjust our valuation allowance on deferred tax assets, which would impact our income tax expense in the period we determine these factors to have changed.

Mad Catz does not record deferred income taxes on the approximate $34.1 million of undistributed earnings of its non-Canadian subsidiaries based upon the Company’s intention to permanently reinvest undistributed earnings. Mad Catz may be subject to income and withholding taxes if earnings of the non-Canadian subsidiaries were distributed. Considering the tax loss carry forwards in Canada and the related valuation allowance, the deferred tax liability on the Company’s undistributed earnings would be no more than $2.2 million at September 30, 2015.

LIQUIDITY AND CAPITAL RESOURCES

The table below provides a summary of cash (used in) provided by operating, investing and financing activities during the six months ended September 30, 2015 and 2014 (in thousands):

	Six Months Ended September 30,
	2015	2014	Change
Net cash used in operating activities	$(7,701)	$(3,738)	$(3,963)
Net cash used in investing activities	(1,270)	(686)	(584)
Net cash provided by financing activities	10,758	4,640	6,118
Effect of foreign currency exchange rate changes on cash	41	(46)	87

Net increase in cash	$1,828	$170	$1,658

Our cash balance was $7.0 million and $5.1 million at September 30, 2015 and March 31, 2015, respectively. Our primary sources of liquidity include borrowings under our credit facilities (as discussed below under Financing Activities), cash on hand and cash flows generated from operations. Due to the seasonality of our business (as discussed below under Operating Activities) cash provided by (used in) operating activities will fluctuate throughout our fiscal year.

Operating Activities

Our cash flows from operating activities have typically included the collection of customer receivables generated by the sale of our products, offset by payments to vendors for materials and manufacture of our products. Net cash used in operating activities for the six months ended September 30, 2015 primarily reflects the net loss for the period before non-cash items (i.e. depreciation, amortization, stock-based compensation, the change in fair value of warrant liabilities and provision for deferred income taxes), a $19.8 million increase in accounts receivable resulting from the increase in net sales and an increase in inventory of $17.6 million as we build inventory, particularly of products related to the Rock Band 4 video game, due to forecasted demand during the holiday selling season. The decreases in operating cash flow were offset partially by a $31.9 million increase in accounts payable and accrued liabilities related to inventory purchases, accrued royalties and timing of payments. Net cash used in operating activities for the six months ended September 30, 2014 primarily reflects the net loss for the period before non-cash items (i.e. depreciation, amortization, stock-based compensation, and provision for deferred income taxes), a $4.2 million increase in accounts receivable resulting from the increase in net sales and an increase in inventory of $3.1 million as we build inventory due to forecasted demand during the holiday selling season. The decreases in operating cash flow were offset partially by a $4.3 million increase in accounts payable related to inventory purchases and timing of payments. We are focused on effectively managing our overall liquidity position by continuously monitoring inventory levels and expenses, and managing our accounts receivable collection efforts.

Due to the seasonality of our business, we typically experience a large build-up in inventories beginning during our second fiscal quarter ending September 30, with corresponding increases in accounts payable and outstanding borrowings under our bank loans. These increases are in anticipation of the holiday selling season, which occurs during our third fiscal quarter ending December 31. A large percentage of our annual revenue is generated during our third fiscal quarter and, typically, our inventories decrease and accounts receivable increase as a result of the annual holiday selling. During our fourth fiscal quarter ending March 31, the sales cycle completes with decreases in accounts receivable, inventory, accounts payable and outstanding borrowings under our bank loans and net increase in cash. We forecast the expected demand for the holiday selling season months in advance to ensure adequate quantities of inventory. Our sales personnel forecast holiday sales based on information received from our major customers as to expected product purchases for the holiday season, and we also utilize mathematical modeling techniques to forecast demand based on recent point-of-sale activity. If demand does not meet expectations, the result will be excess inventories, and/or reduced sales and the overall effect could result in a reduction to cash flows from operating activities following payment of accounts payable.

Investing Activities

Net cash used in investing activities, which consisted of capital expenditures to support our operations and were made up primarily of production molds, and to a lesser extent, computers and machinery and equipment, was $1.3 million and $0.7 million during the six months ended September 30, 2015 and September 30, 2014, respectively.

Financing Activities

Net cash provided by financing activities during the six months ended September 30, 2015 and September 30, 2014 of $10.8 million and $4.6 million, respectively, was primarily the result of net borrowings under our credit facilities, offset partially by payments of financing fees related to our new credit facilities (as discussed below) and repayments on a note payable.

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

On June 30, 2015, Mad Catz, Inc. (“MCI”), a wholly-owned subsidiary of the Company, entered into a Loan and Security Agreement (the “Loan Agreement”) with NewStar Business Credit LLC (“NSBC”) to provide for a $20.0 million revolving line of credit (which increases to $35.0 million from September 1, 2015 through February 29, 2016) subject to the availability of eligible accounts receivable and inventories, which changes throughout the year. The Loan Agreement expires on June 30, 2018. Pursuant to the Loan Agreement, NSBC will advance MCI up to 85% of the value of eligible accounts receivables, depending on dilution rates. Also, MCI may borrow against eligible inventory, subject to an inventory sublimit amount and certain other conditions. The inventory sublimit amount will be the lesser of 85% of net orderly liquidation value of eligible inventory, 60% of the lower of cost or market value of eligible inventory, or 2.3333 times (which increases to 5.55 times from August 31, 2015 through November 6, 2015) eligible accounts receivable under the Loan Agreement. Borrowings under the Loan Agreement accrue interest on the daily outstanding balance at 4.5% plus 30-day LIBOR rate per annum, with a LIBOR floor of 1.0%. MCI is also required to pay a commitment fee equal to 1.0% of the facility upon entry into the Loan Agreement, an unused line fee equal to 0.25% per annum of the unused portion of the facility and a collateral monitoring fee of $1,500 per month. We are required to meet a monthly financial covenant based on a trailing twelve months’ Adjusted EBITDA, as defined. As of September 30, 2015, we were in compliance with the covenants. For periods subsequent to September 30, 2015, we believe we will be able to meet the covenants. However, there can be no assurance that we will be able to meet the covenants subsequent to September 30, 2015 or that we would be able to obtain waivers from NSBC to the extent we are not in compliance with the covenants. Additionally, on June 30, 2015, Mad Catz Europe Ltd. (“MCE”), a wholly-owned subsidiary of the Company, entered into a Master Facilities Agreement (the “Facilities Agreement”) with Faunus Group International, Inc. (“FGI”) to provide for a $10.0 million secured demand credit facility subject to the availability of eligible accounts receivable and inventories, which changes throughout the year. The Facilities Agreement has a three-year term, although FGI may terminate the facility at any time upon at least three months’ notice. Pursuant to the Facilities Agreement, FGI will advance MCE up to 85% of the value of eligible accounts receivable, depending on dilution rates. Also, MCE may borrow against eligible inventory, subject to an inventory sublimit amount and certain other conditions. On July 6, 2015, the closing of the Loan Agreement and Facilities Agreement, we used the proceeds to pay in full the obligations outstanding under the credit facility with Wells Fargo, and the agreement with Wells Fargo was terminated.

We believe that our available cash balances, anticipated cash flows from operations and availability under our credit facilities will be sufficient to satisfy our operating needs for at least the next twelve months, and in the longer term, including any payments due on the note payable. We depend upon the availability of capital under our Loan Agreement and Facilities Agreement to finance our operations. Compliance with the fiscal 2016 Adjusted EBITDA covenants contained in the Loan Agreement, which are tied closely to our internal forecasts and include significant contributions from anticipated sales of products related to the Rock Band 4 video game, depends on our ability to increase net sales and gross profit considerably. Also, we operate in a rapidly evolving and often unpredictable business environment that may change the timing or amount of expected future sales and expenses. If we are unable to comply with the Adjusted EBITDA covenants contained in the Loan Agreement, NSBC could declare the outstanding borrowings under the facility immediately due and payable. If we need to obtain additional funds as a result of the termination of the Loan Agreement or the acceleration of amounts due thereunder, there can be no assurance that alternative financing can be obtained on substantially similar or acceptable terms, or at all. Our failure to promptly obtain alternate financing could limit our ability to implement our business plan and have an immediate, severe and adverse impact on our business, results of operations, financial condition and liquidity. In the event that no alternative financing is available, we would be forced to drastically curtail operations, or dispose of assets, or cease operations altogether.

CONTRACTUAL OBLIGATIONS AND COMMITMENTS

There have been no material changes to our contractual obligations from the information provided in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, included in our Annual Report on Form 10-K for the fiscal year ended March 31, 2015.

As of September 30, 2015 and March 31, 2015, we did not have any relationships with unconsolidated entities or financial parties, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As such, we are not exposed to any financing, liquidity, market, or credit risk that could arise if we had engaged in such relationships.

ADJUSTED EBITDA (Loss)

Adjusted EBITDA (loss), a non-GAAP (“Generally Accepted Accounting Principles”) financial measure, represents net loss before interest, taxes, depreciation and amortization, stock-based compensation and change in the fair value of warrant liabilities. Adjusted EBITDA is not intended to represent cash flows for the period, nor is it being presented as an alternative to operating or net loss as an indicator of operating performance and should not be considered in isolation or as a substitute for measures of performance prepared in accordance with GAAP. As defined, Adjusted EBITDA is not necessarily comparable to other similarly titled captions of other companies due to potential inconsistencies in the method of calculation. Our management believes, however, that in addition to the performance measures found in our financial statements, Adjusted EBITDA is a useful financial performance measurement for assessing our Company’s operating performance. Our management uses Adjusted EBITDA as a measurement of operating performance in comparing our performance on a consistent basis over prior periods, as it removes from operating results the impact of our capital structure, including the interest expense resulting from our outstanding debt, and our asset base, including depreciation and amortization of our capital and intangible assets. In addition, Adjusted EBITDA is an important measure for our lender. We calculate Adjusted EBITDA as follows (in thousands):

	Three Months Ended September 30,		Six Months Ended September 30,
	2015	2014	2015	2014
Net loss	$(1,611)	$(922)	$(5,576)	$(2,167)
Adjustments:
Depreciation and amortization	552	580	1,038	1,096
Stock-based compensation	124	117	262	240
Change in fair value of warrant liabilities	871	(74)	917	(55)
Interest expense, net	364	167	621	325
Income tax expense	1,091	21	1,064	4

Adjusted EBITDA (loss)	$1,391	$(111)	$(1,674)	$(557)

FORWARD-LOOKING STATEMENTS

Certain statements in this Quarterly Report on Form 10-Q are not historical fact and constitute “forward-looking statements” within the meaning of Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and constitute “forward-looking information” as defined in applicable Canadian securities legislation (collectively “forward-looking statements”). These forward-looking statements may address, among other things, our strategy for growth, business development, market and competitive position, financial results, expected revenue, expense levels in the future and the sufficiency of our existing assets to fund future operations and capital spending needs. These statements relate to our expectations, hopes, beliefs, anticipations, commitments, intentions and strategies regarding the future, and may be identified by the use of words or phrases such as “believe,” “expect,” “anticipate,” “should,” “plan,” “estimate,” and “potential,” among others. Specifically this document contains forward-looking statements regarding, among other things, the continuance of significant seasonal fluctuations in our quarterly results of operations, inventories, receivables, payables and cash; the sufficiency of funds available to meet operational needs, including payments under our note payable; the ability to meet the financial covenants under our existing credit facilities; the effect of foreign currency exchange rate fluctuations; the possible use of financial hedging techniques; our expectations regarding sales, gross margins and operating expenses; and the potential release of the valuation allowance against our deferred tax assets.

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

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting during the quarter ended September 30, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. Our process for evaluating controls and procedures is continuous and encompasses constant improvement of the design and effectiveness of established controls and procedures and the remediation of any deficiencies which may be identified during the process.

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

On March 11, 2014, the Better Mouse Company, LLC (“BMC”) filed a complaint against Mad Catz and MCI for patent infringement in the United States District Court for the Eastern District of Texas. The action was styled Better Mouse Company, LLC v. Steelseries Aps et al, Lead Civil Action No. 2:14-CV-198. By its complaint, the plaintiff alleged that Mad Catz and MCI infringed U.S. Patent No. 7,532,200. Mad Catz and MCI answered the complaint on July 17, 2014 and denied all substantive allegations of infringement and damage. The parties began mediation in August 2015, and, after extensive negotiations, in September 2015 the parties entered into a confidential Settlement and License Agreement, wherein the parties stipulated to a complete dismissal of the action with prejudice. On September 28, 2015, the Court granted the parties’ stipulation and entered its judgment dismissing the action with prejudice. The outcome of this proceeding does not have a material adverse effect on the Company.

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

In addition to the foregoing matters, we may at times be involved in various lawsuits and legal proceedings in the ordinary course of business. We will also, from time to time, when appropriate in management’s estimation, record reserves in our financial statements for pending litigation. Litigation is expensive and is subject to inherent uncertainties, and an adverse result in any such matters could adversely impact our operating results or financial condition. Additionally, any litigation to which we may become subject could also require significant involvement of our senior management and may divert management’s attention from our business and operations. Although claims, suits, investigations and proceedings are inherently uncertain and their results cannot be predicted with certainty, we believe that the resolution of any current pending matters will not have a material adverse effect on our business, financial condition, results of operations or liquidity.

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

MAD CATZ INTERACTIVE, INC.

November 5, 2015	/s/ Darren Richardson
Darren Richardson
President and Chief Executive Officer

November 5, 2015	/s/ Karen McGinnis
Karen McGinnis
Chief Financial Officer