Form 10-Q/A
period 2015-06-30
MAD CATZ INTERACTIVE INC
filed 2015-12-31
CIK 1088162

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

Amendment No. 1

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

EXPLANATORY NOTE

Mad Catz Interactive, Inc. (the “Company”) is filing this Amendment No. 1 (the “Amendment”) to its Quarterly Report on Form 10-Q for the quarter ended June 30, 2015 filed with the Securities and Exchange Commission on August 13, 2015 (the “Form 10-Q”) in response to comments received by the Company from the Securities and Exchange Commission regarding the Company’s request for confidential treatment of certain portions of the Loan and Security Agreement dated as of June 30, 2015 among the Company, Mad Catz, Inc., 1328158 Ontario Inc. and New Star Business Credit, LLC (the “Loan Agreement”) filed as Exhibit 10.1 to the Form 10-Q. The Company is filing this Amendment for the sole purpose of disclosing language previously redacted from the Loan Agreement filed with the Form 10-Q.

This Amendment contains only the Cover Page to Form 10-Q, this Explanatory Note, the signature page to Form 10-Q, Index to Exhibits included in this Amendment, Exhibit 10.1, as amended, and Exhibits 31.1 and 31.2. This Amendment does not change the previously reported financial statements or, except as expressly described in the prior paragraph, any of the other disclosure contained in the Form 10-Q. This Amendment speaks as of the original filing date of the Form 10-Q and does not reflect any events that occurred at a date subsequent to the filing of the Form 10-Q or modify or update those disclosures therein in any way. Accordingly, this Amendment should be read in conjunction with the Company’s filings made with the SEC subsequent to the filing of the Form 10-Q.

In addition, as required by Rule 12b-15 under the Securities Exchange Act of 1934, new certifications by the Company’s principal executive officer and principal financial officer are filed as exhibits hereto.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MAD CATZ INTERACTIVE, INC.

December 31, 2015	/s/ Darren Richardson
Darren Richardson
President and Chief Executive Officer

December 31, 2015	/s/ Karen McGinnis
Karen McGinnis
Chief Financial Officer

Exhibit Index

Exhibit No.	Description
10.1	Loan and Security Agreement dated June 30, 2015, by Mad Catz, Inc., Mad Catz Interactive, Inc., and 1328158 Ontario Inc. in favor of NewStar Business Credit, LLC. Portions of this exhibit (indicated by asterisks) have been omitted pursuant to a request for confidential treatment pursuant to Rule 24b-2 under the Securities Exchange Act of 1934.

31.1	Certification of Registrant’s Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Registrant’s Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002