Form 10-Q
period 2015-12-31
MAD CATZ INTERACTIVE INC
filed 2016-02-09
CIK 1088162

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended December 31, 2015

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes☐    No  ☒

There were 73,469,571 shares of the registrant’s common stock issued and outstanding as of January 31, 2016.

MAD CATZ INTERACTIVE, INC.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2015

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

MAD CATZ INTERACTIVE, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

(Unaudited)

	December 31, 2015	March 31, 2015
ASSETS
Current assets:
Cash	$3,986	$5,142
Restricted cash	5,780	—
Accounts receivable, net	26,944	7,823
Other receivables	1,384	560
Inventories	27,738	15,479
Deferred tax assets	169	2,245
Income taxes receivable	341	967
Prepaid expenses and other current assets	2,707	1,293

Total current assets	69,049	33,509
Deferred tax assets	7,585	7,605
Other assets	606	418
Property and equipment, net	3,682	3,376
Intangible assets, net	2,377	2,584

Total assets	$83,299	$47,492

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Bank loans	$27,502	$7,920
Accounts payable	28,351	16,404
Accrued liabilities	12,778	4,196
Notes payable	637	1,015
Income taxes payable	536	141

Total current liabilities	69,804	29,676
Notes payable, less current portion	158	36
Warrant liabilities	904	1,187
Deferred tax liabilities	43	43
Deferred rent	691	762

Total liabilities	71,600	31,704
Shareholders’ equity:
Common stock, no par value, unlimited shares authorized; 73,469,571 shares issued and outstanding at December 31, 2015 and March 31, 2015, respectively	63,485	63,128
Accumulated other comprehensive loss	(5,212)	(5,123)
Accumulated deficit	(46,574)	(42,217)

Total shareholders’ equity	11,699	15,788

Total liabilities and shareholders’ equity	$83,299	$47,492

See accompanying notes to unaudited consolidated financial statements.

MAD CATZ INTERACTIVE, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share data)

(Unaudited)

	Three Months Ended December 31,		Nine Months Ended December 31,
	2015	2014	2015	2014
Net sales	$65,038	$30,451	$116,930	$69,665
Cost of sales	53,633	22,273	93,641	49,693

Gross profit	11,405	8,178	23,289	19,972
Operating expenses:
Sales and marketing	4,865	2,673	12,038	8,562
General and administrative	2,600	2,337	8,132	8,210
Research and development	1,007	852	2,869	2,220
Amortization of intangible assets	112	109	332	328

Total operating expenses	8,584	5,971	23,371	19,320

Operating income (loss)	2,821	2,207	(82)	652

Other expense:
Interest expense, net	(657)	(238)	(1,278)	(563)
Foreign currency exchange loss, net	(657)	(83)	(750)	(500)
Change in fair value of warrant liabilities	1,200	1	283	56
Other income	18	13	40	92

Total other expense	(96)	(307)	(1,705)	(915)

Income (loss) before income taxes	2,725	1,900	(1,787)	(263)
Income tax expense	(1,506)	(542)	(2,570)	(546)

Net income (loss)	$1,219	$1,358	$(4,357)	$(809)

Net income (loss) per share:
Basic	$0.02	$0.02	$(0.06)	$(0.01)

Diluted	$0.02	$0.02	$(0.06)	$(0.01)

Shares used in per share computations:
Basic	73,469,571	64,488,798	73,469,571	64,240,446

Diluted	73,902,905	64,644,470	73,469,571	64,240,446

See accompanying notes to unaudited consolidated financial statements.

MAD CATZ INTERACTIVE, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(in thousands)

(Unaudited)

	Three Months Ended December 31,		Nine Months Ended December 31,
	2015	2014	2015	2014
Net income (loss)	$1,219	$1,358	$(4,357)	$(809)
Foreign currency translation adjustments	(295)	(1,170)	(89)	(1,965)

Comprehensive income (loss)	$924	$188	$(4,446)	$(2,774)

See accompanying notes to unaudited consolidated financial statements.

MAD CATZ INTERACTIVE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	Nine Months Ended December 31,
	2015	2014
Cash flows from operating activities:
Net loss	$(4,357)	$(809)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,711	1,549
Accrued and unpaid interest expense on note payable	—	10
Amortization of deferred financing fees	262	57
Loss on disposal of assets	4	8
Stock-based compensation	357	376
Change in fair value of warrant liabilities	(283)	(56)
Provision for deferred income taxes	2,096	114
Changes in operating assets and liabilities:
Accounts receivable	(19,150)	(7,314)
Other receivables	(825)	511
Inventories	(12,277)	(1,460)
Prepaid expenses and other current assets	(1,168)	(49)
Other assets	114	36
Accounts payable	12,031	2,585
Accrued liabilities	8,698	(292)
Deferred rent	(71)	553
Income taxes receivable/payable	1,019	(50)

Net cash used in operating activities	(11,839)	(4,231)

Cash flows from investing activities:
Purchases of intangible assets	(125)	—
Purchases of property and equipment	(1,600)	(1,604)

Net cash used in investing activities	(1,725)	(1,604)

Cash flows from financing activities:
Borrowings on bank loans	103,629	53,839
Repayments on bank loans	(84,047)	(44,824)
Payment of financing fees	(818)	(50)
Changes in restricted cash	(5,780)	—
Borrowings on notes payable	95	—
Repayments on notes payable	(501)	(791)
Proceeds from exercise of stock options	—	236
Payment of expenses related to issuance of common stock	(164)	—

Net cash provided by financing activities	12,414	8,410

Effects of foreign currency exchange rate changes on cash	(6)	(181)

Net increase in cash	(1,156)	2,394
Cash, beginning of period	5,142	1,496

Cash, end of period	$3,986	$3,890

Supplemental cash flow information:
Income taxes paid	$314	$578

Interest paid	$1,190	$350

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

The Company depends upon the availability of capital under the Loan Agreement and Facilities Agreement to finance operations. The Company operates in a rapidly evolving and often unpredictable business environment that may change the timing or amount of expected future sales and expenses. If the Company is unable to comply with the Adjusted EBITDA covenants contained in the Loan Agreement, as amended from time to time, NSBC could declare the outstanding borrowings under the facility immediately due and payable. If the Company needs to obtain additional funds as a result of the termination of the Loan Agreement or the acceleration of amounts due thereunder, there can be no assurance that alternative financing can be obtained on substantially similar or acceptable terms, or at all. The Company’s failure to promptly obtain alternate financing could limit our ability to implement our business plan and have an immediate, severe and adverse impact on our business, results of operations, financial condition and liquidity. In the event that no alternative financing is available, the Company would be forced to drastically curtail operations, or dispose of assets, or cease operations altogether.

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

Recently Issued Accounting Standards

In November 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2015-17, Balance Sheet Classification of Deferred Taxes, which removes the requirement to separate deferred income tax liabilities and assets into current and noncurrent amounts in a classified statement of financial position. Instead, the update requires that deferred tax liabilities and assets be classified as noncurrent in a classified statement of financial position. ASU 2015-17 is effective for public business entities for fiscal years beginning after December 15, 2016, with prospective or retrospective application allowed to all periods presented. Early application is permitted. The Company has elected not to early adopt this guidance and the adoption of this guidance is not expected to have a material impact on the Company’s financial condition or results of operations.

In July 2015, the FASB issued ASU 2015-11, Simplifying the Measurement of Inventory, which requires entities to measure most inventory “at the lower of cost and net realizable value,” thereby simplifying the current guidance under which an entity must measure inventory at the lower of cost or market. The ASU will not apply to inventories that are measured by using either the last-in, first-out method or the retail inventory method. For public business entities, the ASU is effective prospectively for annual periods beginning after December 15, 2016, and interim periods therein. Upon transition, entities must disclose the nature of and reason for the accounting change. The adoption of this guidance is not expected to have a material impact on the Company’s financial condition or results of operations.

In April 2015, the FASB issued ASU 2015-03, Interest — Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs, which requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. In August 2015, the FASB issued ASU 2015-15, Interest — Imputation of Interest (Subtopic 835-30): Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements. ASU 2015-15 amends Subtopic 835-30 to include that the Securities and Exchange Commission would not object to the deferral and presentation of debt issuance costs as an asset and subsequent amortization of debt issuance costs over the term of the line-of-credit arrangement, whether or not there are any outstanding borrowings on the line-of-credit arrangement. The guidance is effective for annual reporting periods beginning after December 15, 2015 and interim periods within those annual periods with early adoption permitted. The adoption of this guidance is not expected to have a material impact on the Company’s financial condition or results of operations.

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

(2) Fair Value Measurements

The carrying values of the Company’s financial instruments, including cash, restricted cash, accounts receivable, other receivables, accounts payable, accrued liabilities and income taxes receivable/payable approximate their fair values due to the short maturity of these instruments. The carrying value of the bank loans approximates their fair value as the interest rate and other terms are that which is currently available to the Company. The carrying value of the note payable approximates fair value as it represents the present value using an effective interest rate of 5.25%, which approximates the interest rate on the Company’s domestic bank loan.

For a description of the fair value hierarchy, see Note 2 to the Company’s 2015 consolidated financial statements contained in the Company’s Annual Report on Form 10-K for its fiscal year ended March 31, 2015.

The following tables provide a summary of the recognized assets and liabilities carried at fair value on a recurring basis (in thousands):

		Basis of Fair Value Measurements
	Balance as of December 31, 2015	Level 1	Level 2	Level 3
Liabilities:
Warrant liabilities (Note 5)	$(904)	$—	$—	$(904)

		Basis of Fair Value Measurements
	Balance as of March 31, 2015	Level 1	Level 2	Level 3
Liabilities:
Warrant liabilities (Note 5)	$(1,187)	$—	$—	$(1,187)

The following table provides a roll forward of the Company’s level three fair value measurements during the nine months ended December 31, 2015, which consist of the Company’s warrant liabilities (in thousands):

Warrant liabilities:
Balance at March 31, 2015	$(1,187)
Change in fair value of warrant liabilities	283

Balance at December 31, 2015	$(904)

(3) Inventories

Inventories consist of the following (in thousands):

	December 31, 2015	March 31, 2015
Raw materials	$1,830	$735
Finished goods	25,908	14,744

	$27,738	$15,479

(4) Restricted cash

Cash accounts that are restricted as to withdrawal or usage are presented as restricted cash. As of December 31, 2015, the Company had $5.8 million of restricted cash held by a bank in deposit accounts. This amount represents payments from customers into restricted bank accounts on December 31, 2015 that were subsequently automatically swept to repay borrowings under our bank loans.

(5) Securities Purchase Agreements

2015 Securities Purchase Agreement

On March 24, 2015, the Company entered into a Securities Purchase Agreement (the “2015 Securities Purchase Agreement”) with certain accredited investors, pursuant to which the Company sold (a) an aggregate of 8,980,773 shares of its common stock (the “2015 Shares”) and (b) warrants to purchase an aggregate of 4,490,387 shares of common stock of the Company (“2015 Warrants” and, together with the 2015 Shares, the “2015 Securities”). The 2015 Securities were issued at a price equal to $0.41 for aggregate gross proceeds of approximately $3,682,000. The 2015 Warrants became exercisable on September 24, 2015 at a per share exercise price equal to $0.61 and expire on September 24, 2020. The 2015 Warrants are subject to limitation on exercise if the Holder or its affiliates would beneficially own more than 9.99%/4.99% of the total number of the Company’s shares of common stock following such exercise. The 2015 Warrants also provide that in the event of a Company Controlled Fundamental Transaction (as defined in the 2015 Warrants), the Company may, at the election of the 2015 Warrant holder, be required to redeem all or a portion of the 2015

Warrants for cash in an amount equal to the Black-Scholes option pricing model value. As a result of this cash settlement provision, the 2015 Warrants are classified as liabilities and carried at fair value, with changes in fair value included in net income (loss) until such time as the 2015 Warrants are exercised or expire. The fair value of the 2015 Warrants decreased from $1,172,000 as of March 31, 2015 to $904,000 as of December 31, 2015, which resulted in a $268,000 gain from the change in fair value of warrant liabilities for the nine months ended December 31, 2015. The 2015 Warrants are not traded in an active securities market, and as such, the Company estimates the fair value of the of the warrant liability using the Black-Scholes option pricing model using the following assumptions:

	December 31, 2015	March 31, 2015
Expected term	4.75 years	5.5 years
Common stock market price	$0.40	$0.37
Risk-free interest rate	1.70%	1.46%
Expected volatility	73.53%	100%

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

The fair value of the 2011 Warrants decreased from $15,000 as of March 31, 2015 to $0 as of December 31, 2015, which resulted in a $15,000 gain from the change in fair value of warrant liabilities for the nine months ended December 31, 2015.

The 2011 Warrants are not traded in an active securities market, and as such, the Company estimated the fair value of the 2011 Warrants using the Black-Scholes option pricing model using the following assumptions:

	December 31, 2015	March 31, 2015
Expected term	0.75 years	1.5 years
Common stock market price	$0.40	$0.37
Risk-free interest rate	0.57%	0.41%
Expected volatility	64.23%	73.53%

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

(6) At the Market Offering Agreement

On November 4, 2015, the Company established an “at-the-market” (“ATM”) equity offering program through which the Company may sell from time to time up to an aggregate of $25.0 million of our common stock. As of December 31, 2015, no shares of the Company’s common stock have been sold.

(7) Basic and Diluted Net Income (Loss) per Share

Basic net income (loss) per share is calculated by dividing the net income (loss) for the period by the weighted average number of common shares outstanding during the period. Diluted net income (loss) per share includes the impact of potentially dilutive securities unless inclusion of such securities would be anti-dilutive.

The following table sets forth the computation of diluted weighted average common and potential common shares outstanding for the three and nine months ended December 31, 2015 and 2014:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2015	2014	2015	2014
Numerator:
Net income (loss)	$1,219	$1,358	$(4,357)	$(809)

Denominator:
Weighted average shares used to compute basic loss per share	73,469,571	64,488,798	73,469,571	64,240,446
Effect of dilutive share-based awards	433,334	155,672	—	—

Denominator for diluted net income (loss) per share	73,902,905	64,644,470	73,469,571	64,240,446

Basic income (loss) per share	$0.02	$0.02	$(0.06)	$(0.01)
Diluted income (loss) per share	$0.02	$0.02	$(0.06)	$(0.01)

Outstanding options to purchase an aggregate of 7,687,983 and 7,994,415 shares of the Company’s common stock for the three and nine months ended December 31, 2015, respectively, and 7,749,132 and 7,310,704 shares of the Company’s common stock for the three and nine months ended December 31, 2014, respectively, were excluded from the diluted net income (loss) per share calculations because of their anti-dilutive effect during these periods. Outstanding warrants to purchase an aggregate of 7,031,305 shares of the Company’s common stock for each of the three and nine months ended December 31, 2015 and 2,540,918 shares of the Company’s common stock for each of the three and nine months ended December 31, 2014 were excluded from the diluted net income (loss) per share calculations because of their anti-dilutive effect during these periods.

(8) Geographic and Product Line Data and Concentrations

The Company’s net sales are attributed to the following geographic regions (in thousands):

	Three Months Ended December 31,		Nine Months Ended December 31,
	2015	2014	2015	2014
Americas	$47,002	$9,573	$79,003	$22,281
EMEA	16,702	17,825	32,000	37,104
APAC	1,334	3,053	5,927	10,280

	$65,038	$30,451	$116,930	$69,665

Revenue is attributed to geographic regions based on the location of the customer. During the three and nine months ended December 31, 2015, one customer accounted for approximately 29% and 25% of the Company’s gross sales, respectively and one other customer accounted for approximately 14% and 15% of the Company’s gross sales, respectively. During the three and nine months ended December 31, 2014, one customer accounted for approximately 15% and 13% of the Company’s gross sales, respectively, another customer accounted for approximately 11% and 10% of the Company’s gross sales, respectively, and one other customer accounted for approximately 10% and 9% of the Company’s gross sales, respectively. At December 31, 2015, one customer represented 35% of accounts receivable and another customer represented 16% of accounts receivable. At March 31, 2015, two customers represented 14%, each, of accounts receivable and another customer represented 11% of accounts receivable. During the three and nine months ended December 31, 2015 and 2014, no other customers accounted for greater than 10% of gross sales. At December 31, 2015 and March 31, 2015, no other customers accounted for greater than 10% of accounts receivable.

The Company’s sales by platform as a percentage of gross sales were as follows:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2015	2014	2015	2014
Next gen consoles (a)	79%	21%	71%	19%
PC and Mac	14%	43%	19%	44%
Universal	5%	25%	6%	23%
Smart devices	2%	5%	3%	8%
Legacy consoles (b)	—%	6%	1%	6%

	100%	100%	100%	100%

(a)	Includes products developed for Xbox One, PlayStation 4 and Wii U.
(b)	Includes products developed for Xbox 360, PlayStation 3 and Wii.

The Company’s sales by product category as a percentage of gross sales were as follows:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2015	2014	2015	2014
Specialty controllers	72%	22%	67%	23%
Audio	16%	47%	18%	43%
Mice and keyboards	6%	23%	8%	23%
Accessories	4%	4%	3%	4%
Games and other	1%	—%	2%	1%
Controllers	1%	4%	2%	6%

	100%	100%	100%	100%

The Company’s sales by brand as a percentage of gross sales were as follows:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2015	2014	2015	2014
Mad Catz	78%	34%	72%	34%
Tritton	15%	44%	17%	39%
Saitek	6%	17%	9%	18%
All others	1%	5%	2%	9%

	100%	100%	100%	100%

(9) Subsequent Events

On February 5, 2016, the Company’s Board of Directors approved a restructuring plan in order to lower operating costs, increase efficiencies and better align the Company’s workforce with the needs of the business. The plan consists of a reduction in the number of Company positions across the organization equal to approximately 37% of its total workforce. As a result of the reductions, the Company expects to record cash restructuring charges during the fourth quarter of fiscal 2016, comprised primarily of severance and benefits afforded to terminated employees and executive officers, of approximately $3.0 million. The Company anticipates that the actions associated with the reductions will be substantially completed by the end of the fiscal fourth quarter of 2016.

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

Foreign Currency

During each of the three and nine month periods ended December 31, 2015, approximately 33% and 37% of total net sales were transacted outside of the United States, respectively. The majority of our international business is presently conducted in currencies other than the U.S. dollar. Foreign currency transaction gains and losses arising from normal business operations are credited to or charged against earnings in the period incurred. As a result, fluctuations in the value of the currencies in which we conduct our business relative to the U.S. dollar will cause foreign currency exchange gains and losses, which we have experienced in the past and continue to experience. Due to the volatility of foreign currency exchange rates, among other factors, we cannot predict the effect of foreign currency exchange rate fluctuations upon future operating results. There can be no assurances that we will not experience foreign currency exchange losses in the future. To date, we have not hedged against foreign currency exposure and we cannot predict the effect foreign currency fluctuations will have on us in the future.

CRITICAL ACCOUNTING POLICIES

Our critical accounting policies and estimates remain consistent with those reported in our Annual Report on Form 10-K for the fiscal year ended March 31, 2015.

RESULTS OF OPERATIONS

Net Sales

For the three and nine months ended December 31, 2015, net sales increased 114% and 68%, respectively, as compared to the three and nine months ended December 31, 2014. We experienced a significant increase in net sales in the Americas, partially offset by decreases in EMEA and APAC. The increase in net sales during the three and nine month periods was driven primarily by sales of products designed for the new consoles, particularly products related to the Rock Band 4 video game which began shipping in September predominantly in North America. These increases in net sales were partially offset by a decrease in sales of our other products, primarily audio, designed for legacy consoles and universal platforms due to the launch of the PlayStation 4 and Xbox One consoles in November 2013. Sales of products designed for legacy consoles and universal platforms, combined, represented 5% and

7% of our gross sales during the three and nine months ended December 31, 2015, respectively, down from 31% and 29% during the same periods in the prior year. We expect to launch a new line of audio products designed for the next gen consoles in calendar 2016 which we believe will drive growth in audio sales. Declines in sales of our products designed for the PC and Mac are due primarily to an increase in aggressive pricing competition in mice and keyboards, particularly in EMEA, and an aging product line. We have started launching a refresh of our gaming mice, which we believe will drive growth in this category. Additionally, sales of our Saitek flight simulation products have been impacted by supply constraints this year. We also experienced a decrease in sales of products developed for smart devices driven primarily by controllers sold to a customer in APAC under a private label program in the prior year, partially offset by an increase in sales of Mad Catz branded controllers.

From a geographical perspective, our net sales for the three and nine months ended December 31, 2015 and 2014 were as follows (in thousands):

	Three Months Ended December 31,
	2015	% of total	2014	% of total	$ Change	% Change
Americas	$47,002	72%	$9,573	31%	$37,429	391%
EMEA	16,702	26%	17,825	59%	(1,123)	(6)%
APAC	1,334	2%	3,053	10%	(1,719)	(56)%

	$65,038	100%	$30,451	100%	$34,587	114%

	Nine Months Ended December 31,
	2015	% of total	2014	% of total	$ Change	% Change
Americas	$79,003	68%	$22,281	32%	$56,722	255%
EMEA	32,000	27%	37,104	53%	$(5,104)	(14)%
APAC	5,927	5%	10,280	15%	$(4,353)	(42)%

	$116,930	100%	$69,665	100%	$47,265	68%

Our sales by platform as a percentage of gross sales were as follows:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2015	2014	2015	2014
Next gen consoles (a)	79%	21%	71%	19%
PC and Mac	14%	43%	19%	44%
Universal	5%	25%	6%	23%
Smart devices	2%	5%	3%	8%
Legacy consoles (b)	—%	6%	1%	6%

	100%	100%	100%	100%

(a)	Includes products developed for Xbox One, PlayStation 4 and Wii U.
(b)	Includes products developed for Xbox 360, PlayStation 3 and Wii.

Our sales by product category as a percentage of gross sales were as follows:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2015	2014	2015	2014
Specialty controllers	72%	22%	67%	23%
Audio	16%	47%	18%	43%
Mice and keyboards	6%	23%	8%	23%
Accessories	4%	4%	3%	4%
Games and other	1%	—%	2%	1%
Controllers	1%	4%	2%	6%

	100%	100%	100%	100%

Our sales by brand as a percentage of gross sales were as follows:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2015	2014	2015	2014
Mad Catz	78%	34%	72%	34%
Tritton	15%	44%	17%	39%
Saitek	6%	17%	9%	18%
Other	1%	5%	2%	9%

	100%	100%	100%	100%

Gross Profit

Gross profit is defined as net sales less cost of sales. Cost of sales consists of product costs, cost of licenses and royalties, write-downs of inventory, cost of freight-in and freight-out and distribution center costs, including depreciation and other overhead costs.

The following table presents net sales, cost of sales and gross profit for the three and nine months ended December 31, 2015 and 2014 (in thousands):

	Three Months Ended December 31,
	2015	% of Net Sales	2014	% of Net Sales	$ Change	% Change
Net sales	$65,038	100%	$30,451	100%	$34,587	114%
Cost of sales	53,633	82%	22,273	73%	31,360	141%

Gross profit	$11,405	18%	$8,178	27%	$3,227	39%

	Nine Months Ended December 31,
	2015	% of Net Sales	2014	% of Net Sales	$ Change	% Change
Net sales	$116,930	100%	$69,665	100%	$47,265	68%
Cost of sales	93,641	80%	49,693	71%	43,948	88%

Gross profit	$23,289	20%	$19,972	29%	$3,317	17%

Gross profit for the three and nine months ended December 31, 2015 increased 39% and 17%, respectively, due to the increase in net sales, while gross profit margin decreased to 18% and 20% in the three and nine months ended December 31, 2015 compared to 27% and 29% in the three and nine month periods in prior year. The decrease in gross margin over the prior year periods was due primarily to a large percentage of sales in the current year represented by lower margin products, particularly products related to the Rock Band 4 video game, as well as an increase in royalties and licenses and temporary price concessions as a percentage of net sales.

The increase in royalties and licenses is also due to a large percentage of sales in the current year represented by sales of products related to the Rock Band 4 video game as well as other products designed for the new consoles. The increase in temporary price concessions was due to promotional pricing programs with retailers to drive sell-through of products related to the Rock Bank 4 video game. These decreases in gross margin were offset partially by lower product returns and lower distribution costs as a percentage of net sales. We expect gross profit for the full year fiscal 2016 to increase compared to fiscal 2015, although we expect gross margin to be lower than fiscal 2015 due to lower margin sales of products related to the Rock Band 4 video game.

Operating Expenses

Operating expenses for the three and nine months ended December 31, 2015 and 2014 were as follows (in thousands):

	Three Months Ended December 31,
	2015	% of Net Sales	2014	% of Net Sales	$ Change	% Change
Sales and marketing	$4,865	8%	$2,673	9%	$2,192	82%
General and administrative	2,600	4%	2,337	8%	263	11%
Research and development	1,007	1%	852	3%	155	18%
Amortization of intangible assets	112	—%	109	—%	3	3%

	$8,584	13%	$5,971	20%	$2,613	44%

	Nine Months Ended December 31,
	2015	% of Net Sales	2014	% of Net Sales	$ Change	% Change
Sales and marketing	$12,038	10%	$8,562	12%	$3,476	41%
General and administrative	8,132	7%	8,210	12%	(78)	(1)%
Research and development	2,869	3%	2,220	3%	649	29%
Amortization of intangible assets	332	—%	328	1%	4	1%

	$23,371	20%	$19,320	28%	$4,051	21%

Sales and Marketing Expenses. Sales and marketing expenses consist primarily of payroll, commissions, participation at trade shows and travel costs for our worldwide sales and marketing staff, advertising expense and costs of operating our websites. The increase in sales and marketing expense in both the three and nine months ended December 31, 2015 was primarily due to increased marketing efforts, particularly cooperative advertising programs with retailers and other marketing expenses, related to the Rock Band 4 video game. We expect sales and marketing expenses for the full year fiscal 2016, on an absolute dollar basis, to increase compared to fiscal 2015 levels.

General and Administrative Expenses. General and administrative expenses include salaries and benefits for our executive and administrative personnel, facilities costs and professional services, such as legal and accounting. The increase in general and administrative expenses in the three months ended December 31, 2015 was due to a reversal of incentive compensation expense recorded in the prior year. In fiscal 2015, incentive compensation expense was accrued in the first and second fiscal quarters and reversed in the third quarter, when it became apparent bonuses would not be earned. In the current fiscal year, no incentive compensation expense has been recorded. General and administrative expenses in the nine months ended December 31, 2015 is consistent with prior year. We expect general and administrative expenses for the full year fiscal 2016, on an absolute dollar basis, to remain approximately the same as that of fiscal 2015.

Research and Development Expenses. Research and development expenses include the costs of developing and enhancing new and existing products. The increase in research and development expenses in both the three and nine months ended December 31, 2015, compared to the same prior year periods, was primarily related to an increase in new product development expenses compared to the prior year. Additionally, during the nine months ended December 31, 2014, we received a reimbursement for engineering work performed on behalf of a third party of approximately $0.5 million. We expect research and development expenses for the full year fiscal 2016, on an absolute dollar basis, to increase compared to fiscal 2015 levels.

Amortization of Intangibles. Amortization of intangibles consist of the amortization of the acquired intangible assets from prior acquisitions. We expect amortization of intangibles for the full year fiscal 2016, on an absolute dollar basis, to remain approximately the same as that of fiscal 2015.

Other Expense

Other expense consists primarily of interest expense on our outstanding debt, foreign currency exchange gains or losses, change in fair value of the warrants issued in connection with the Securities Purchase Agreements entered into by the Company in 2011 and 2015, and other items that may be specific to a reporting period. The foreign currency exchange gains or losses are associated with fluctuations in the value of the functional currencies of our foreign subsidiaries, which include the Pound Sterling, the Euro, the Canadian dollar, the Hong Kong dollar, the Japanese yen, and the Chinese Yuan Renminbi (“CNY”), against the U.S. Dollar. Other expense decreased to $0.1 million for the three months ended December 31, 2015, from other expense of $0.3 million for the three months ended December 31, 2014, due primarily to a an increase in interest expense of $0.4 million and an increase in the foreign currency exchange loss of $0.6 million, partially offset by an increase in the change in fair value of warrant liabilities of $1.2 million. The increase in interest expense is due primarily to an increase in the outstanding balances under our credit facilities during the three month period. The increase in the foreign currency exchange loss is due primarily to the fluctuations in the value of the Pound Sterling. Other expense increased to $1.7 million for the nine months ended December 31, 2015 from other expense of $0.9 million for the nine months ended December 31, 2014. The change is primarily due to an increase in interest expense of $0.7 million for the nine months ended December 31, 2015 due primarily to the increase in the outstanding balances under our credit facilities as well as an acceleration in the amortization of fees associated with the replacement of our Wells Fargo credit facility during the nine month period.

Income Tax Expense

Income tax expense of $1.5 million and $0.5 million reflect effective tax rates of 55% and 29% for the three months ended December 31, 2015 and 2014, respectively. Income tax expense of $2.6 million and $0.5 million reflect effective tax rates of (144)% and (208)% for the nine months ended December 31, 2015 and 2014. Our effective tax rate is a blended rate for the different jurisdictions in which we operate. Our effective tax rate fluctuates depending on the taxable income in each jurisdiction and the statutory income tax rates in those jurisdictions, in which we do business, including our Hong Kong operating company and our Canadian parent company for which we continue to provide a full valuation allowance against the net operating losses. We will continue to evaluate our ability to realize our deferred tax assets on an ongoing basis to identify whether any significant changes in circumstances or assumptions have occurred that could materially affect the ability to realize our deferred tax assets and expect to release the valuation allowance when we have sufficient positive evidence, including but not limited to cumulative earnings in successive recent periods, to overcome such negative evidence. Changes in future earnings projections, among other factors, may cause us to adjust our valuation allowance on deferred tax assets, which would impact our income tax expense in the period we determine these factors to have changed.

Mad Catz does not record deferred income taxes on the approximate $32.3 million of undistributed earnings of its non-Canadian subsidiaries based upon the Company’s intention to permanently reinvest undistributed earnings. Mad Catz may be subject to income and withholding taxes if earnings of the non-Canadian subsidiaries were distributed. Considering the tax loss carry forwards in Canada and the related valuation allowance, the deferred tax liability on the Company’s undistributed earnings would be no more than $2.0 million at December 31, 2015.

LIQUIDITY AND CAPITAL RESOURCES

The table below provides a summary of cash (used in) provided by operating, investing and financing activities during the nine months ended December 31, 2015 and 2014 (in thousands):

	Nine Months Ended December 31,
	2015	2014	Change
Net cash used in operating activities	$(11,839)	$(4,231)	$(7,608)
Net cash used in investing activities	(1,725)	(1,604)	(121)
Net cash provided by financing activities	12,414	8,410	4,004
Effect of foreign currency exchange rate changes on cash	(6)	(181)	175

Net increase in cash	$(1,156)	$2,394	$(3,550)

Our cash balance was $4.0 million and $5.1 million at December 31, 2015 and March 31, 2015, respectively. Additionally, our restricted cash balance was $5.8 million and $0 at December 31, 2015 and March 31, 2015, respectively. Our primary sources of liquidity include borrowings under our credit facilities (as discussed below under Financing Activities), cash on hand and cash flows generated from operations. We may also supplement our cash flows from operations with proceeds from our at-the-market equity offering program (“ATM program”), although we have not done so to date. Due to the seasonality of our business (as discussed below under Operating Activities) cash provided by (used in) operating activities will fluctuate throughout our fiscal year.

Equity Offerings

On November 4, 2015, the Company established an ATM program which allows us to sell from time to time up to an aggregate of $25.0 million of our common stock. For the three and nine months ended December 31, 2015, we issued no shares of common stock under the program.

Operating Activities

Our cash flows from operating activities have typically included the collection of customer receivables generated by the sale of our products, offset by payments to vendors for materials and manufacture of our products. Net cash used in operating activities for the nine months ended December 31, 2015 primarily reflects the net loss for the period before non-cash items (i.e. depreciation, amortization, stock-based compensation, the change in fair value of warrant liabilities and provision for deferred income taxes), a $19.1 million increase in accounts receivable resulting from the increase in net sales and a $12.3 million increase in inventory due to sales of products related to the Rock Band 4 video game being less than originally forecasted during the holiday selling season. The decreases in operating cash flow were offset partially by a $20.7 million increase in accounts payable and accrued liabilities related to inventory purchases, accrued royalties and timing of payments. Net cash used in operating activities for the nine months ended December 31, 2014 primarily reflects the net loss for the period before non-cash items (i.e. depreciation, amortization, stock-based compensation, and provision for deferred income taxes), a $7.3 million increase in accounts receivable resulting from the increase in net sales and an increase in inventory of $1.5 million due to sales during the holiday selling season being less than originally forecasted. The decreases in operating cash flow were offset partially by a $2.6 million increase in accounts payable related to inventory purchases and timing of payments. We are focused on effectively managing our overall liquidity position by continuously monitoring inventory levels and expenses, and managing our accounts receivable collection efforts.

Due to the seasonality of our business, we typically experience a large build-up in inventories beginning during our second fiscal quarter ending September 30, with corresponding increases in accounts payable and outstanding borrowings under our bank loans. These increases are in anticipation of the holiday selling season, which occurs during our third fiscal quarter ending December 31. A large percentage of our annual revenue is generated during our third fiscal quarter and, typically, our inventories decrease and accounts receivable increase as a result of the annual holiday selling. However, due to sales of products related to the Rock Band 4 video game being less than originally forecasted during the holiday selling season, inventory levels increased during the third fiscal quarter ending December 31, 2015. During our fourth fiscal quarter ending March 31, the sales cycle completes with decreases in accounts receivable, inventory, accounts payable and outstanding borrowings under our bank loans and net increase in cash. We forecast the expected demand for the holiday selling season months in advance to ensure adequate quantities of inventory. Our sales personnel forecast holiday sales based on information received from our major customers as to expected product purchases for the holiday season, and we also utilize mathematical modeling techniques to forecast demand based on recent point-of-sale activity. If demand does not meet expectations, the result will be excess inventories, and/or reduced sales and the overall effect could result in a reduction to cash flows from operating activities following payment of accounts payable.

Investing Activities

Net cash used in investing activities, which consisted of capital expenditures to support our operations and were made up primarily of production molds, and to a lesser extent, computers and machinery and equipment, was $1.7 million and $1.6 million during the nine months ended December 31, 2015 and December 31, 2014, respectively.

Financing Activities

Net cash provided by financing activities during the nine months ended December 31, 2015 and December 31, 2014 of $12.4 million and $8.4 million, respectively, was primarily the result of net borrowings under our credit facilities, offset partially by payments of financing fees related to our new credit facilities (as discussed below) and repayments on a note payable. The changes in restricted cash of $5.8 million represents payments from customers into a restricted bank account on December 31, 2015 that were automatically swept the following day to repay borrowings under our bank loans.

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

On June 30, 2015, Mad Catz, Inc. (“MCI”), a wholly-owned subsidiary of the Company, entered into a Loan and Security Agreement (the “Loan Agreement”) with NewStar Business Credit LLC (“NSBC”) to provide for a $20.0 million revolving line of credit (which increases to $35.0 million from September 1, 2015 through February 29, 2016) subject to the availability of eligible accounts receivable and inventories, which changes throughout the year. The Loan Agreement expires on June 30, 2018. Pursuant to the Loan Agreement, NSBC will advance MCI up to 85% of the value of eligible accounts receivables, depending on dilution rates. Also, MCI may borrow against eligible inventory, subject to an inventory sublimit amount and certain other conditions. The inventory sublimit amount will be the lesser of 85% of net orderly liquidation value of eligible inventory, 60% of the lower of cost or market value of eligible inventory, or 2.3333 times (which increased to 5.55 times between August 31, 2015 and November 6, 2015) eligible accounts receivable under the Loan Agreement. Borrowings under the Loan Agreement accrue interest on the daily outstanding balance at 4.5% plus 30-day LIBOR rate per annum, with a LIBOR floor of 1.0%. MCI is also required to pay a commitment fee equal to 1.0% of the facility upon entry into the Loan Agreement, an unused line fee equal to 0.25% per annum of the unused portion of the facility and a collateral monitoring fee of $1,500 per month. We are required to meet a monthly financial covenant based on a trailing twelve months’ Adjusted EBITDA, as defined. As of December 31, 2015, we were in compliance with the covenants, as amended on February 5, 2016. For periods subsequent to December 31, 2015, we believe we will be able to meet the covenants in January and February 2016, and that the covenants in subsequent periods will be reset based on fiscal 2017 forecast that will be submitted to NSBC in March 2016. However, there can be no assurance that we will be able to meet the covenants subsequent to December 31, 2015 or that we would be able to obtain waivers from NSBC to the extent we are not in compliance with the covenants. Additionally, on June 30, 2015, Mad Catz Europe Ltd. (“MCE”), a wholly-owned subsidiary of the Company, entered into a Master Facilities Agreement (the “Facilities Agreement”) with Faunus Group International, Inc. (“FGI”) to provide for a $10.0 million secured demand credit facility subject to the availability of eligible accounts receivable and inventories, which changes throughout the year. The Facilities Agreement has a three-year term, although FGI may terminate the facility at any time upon at least three months’ notice. Pursuant to the Facilities Agreement, FGI will advance MCE up to 85% of the value of eligible accounts receivable, depending on dilution rates. Also, MCE may borrow against eligible inventory, subject to an inventory sublimit amount and certain other conditions. On July 6, 2015, the closing of the Loan Agreement and Facilities Agreement, we used the proceeds to pay in full the obligations outstanding under the credit facility with Wells Fargo, and the agreement with Wells Fargo was terminated.

We believe that, partially due to the cost savings expected from the restructuring plan discussed in Note 9 to the Consolidated Financial Statements, our available cash balances, anticipated cash flows from operations and availability under our credit facilities will be sufficient to satisfy our operating needs for at least the next twelve months, and in the longer term, including any payments due on the note payable. We depend upon the availability of capital under our Loan Agreement and Facilities Agreement to finance our operations. We operate in a rapidly evolving and often unpredictable business environment that may change the timing or amount of expected future sales and expenses. If we are unable to comply with the Adjusted EBITDA covenants contained in the Loan Agreement, as amended from time to time, NSBC could declare the outstanding borrowings under the facility immediately due and payable. If we need to obtain additional funds as a result of the termination of the Loan Agreement or the acceleration of amounts due thereunder, there can be no assurance that alternative financing can be obtained on substantially similar or acceptable terms, or at all. Our failure to promptly obtain alternate financing could limit our ability to implement our business plan and have an immediate, severe and adverse impact on our business, results of operations, financial condition and liquidity. In the event that no alternative financing is available, we would be forced to drastically curtail operations, or dispose of assets, or cease operations altogether.

CONTRACTUAL OBLIGATIONS AND COMMITMENTS

There have been no material changes to our contractual obligations from the information provided in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, included in our Annual Report on Form 10-K for the fiscal year ended March 31, 2015.

As of December 31, 2015 and March 31, 2015, we did not have any relationships with unconsolidated entities or financial parties, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As such, we are not exposed to any financing, liquidity, market, or credit risk that could arise if we had engaged in such relationships.

ADJUSTED EBITDA

Adjusted EBITDA, a non-GAAP (“Generally Accepted Accounting Principles”) financial measure, represents net income (loss) before interest, taxes, depreciation and amortization, stock-based compensation and change in the fair value of warrant liabilities. Adjusted EBITDA is not intended to represent cash flows for the period, nor is it being presented as an alternative to operating or net income (loss) as an indicator of operating performance and should not be considered in isolation or as a substitute for measures of performance prepared in accordance with GAAP. As defined, Adjusted EBITDA is not necessarily comparable to other similarly titled captions of other companies due to potential inconsistencies in the method of calculation. Our management believes, however, that in addition to the performance measures found in our financial statements, Adjusted EBITDA is a useful financial performance measurement for assessing our Company’s operating performance. Our management uses Adjusted EBITDA as a measurement of operating performance in comparing our performance on a consistent basis over prior periods, as it removes from operating results the impact of our capital structure, including the interest expense resulting from our outstanding debt, and our asset base, including depreciation and amortization of our capital and intangible assets. In addition, Adjusted EBITDA is an important measure for our lender. We calculate Adjusted EBITDA as follows (in thousands):

	Three Months Ended December 31,		Nine Months Ended December 31,
	2015	2014	2015	2014
Net income (loss)	$1,219	$1,358	$(4,357)	$(809)
Adjustments:
Depreciation and amortization	673	440	1,711	1,536
Stock-based compensation	95	136	357	376
Change in fair value of warrant liabilities	(1,200)	(1)	(283)	(56)
Interest expense, net	657	238	1,278	563
Income tax expense	1,506	542	2,570	546

Adjusted EBITDA	$2,950	$2,713	$1,276	$2,156

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

The forward-looking statements contained herein reflect management’s current beliefs and expectations and are based on information currently available to management, as well as its analysis made in light of its experience, perception of trends, current conditions, expected developments and other factors and assumptions believed to be reasonable and relevant in the circumstances. These assumptions include, but are not limited to: continuing demand by consumers for videogames and accessories, continued financial viability of our largest customers, continued access to capital to finance our working capital requirements, ability to timely execute the restructuring plan in a manner that will positively impact our financial condition and results of operations and not disrupt our business operations, and the continuance of open trade with China, where the preponderance of our products are manufactured.

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

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting during the quarter ended December 31, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. Our process for evaluating controls and procedures is continuous and encompasses constant improvement of the design and effectiveness of established controls and procedures and the remediation of any deficiencies which may be identified during the process.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

On October 3, 2013, Mad Catz filed a complaint for patent infringement styled Mad Catz Interactive, Inc. v. Razer USA, Ltd., Case No. 13-cv-02371-GPC-JLB, in the United States District Court for the Southern District of California against Razer USA, Ltd. (“Razer”). The complaint alleges that Mad Catz held, at that time, an exclusive license, within the United States, to make, use, sell, offer for sale, import, gift or otherwise dispose of the any product falling within the scope of one or more claims of U.S. Patent No. 6,157,370 (the “370 Patent”), including all right, power and interest to enforce the ‘370 Patent against any and all third parties, as well as exclusive standing to bring suit against any third party infringing the ‘370 Patent. The complaint further alleges that Razer has infringed and continued to infringe the ‘370 Patent by making, using, offering for sale, selling, and/or importing in the United States certain products covered by one of more claims of the ‘370 Patent, including Razer’s “Ouroboros” computer mouse. On January 10, 2014, Razer filed a counterclaim against Mad Catz for alleged infringement of U.S. Patent No. 8,605,063 (the “063 Patent”). Razer further contends that the ‘370 Patent is invalid and unenforceable, and denies infringement. Mad Catz also contends that the ‘063 Patent is invalid and unenforceable, and denies infringement. No trial date has been set in the matter. On December 8, 2015, the Court granted Razer’s motion for summary judgment of non-infringement of the ‘370 Patent. Razer has also moved for summary judgment of infringement of the ‘063 Patent. The hearing on that motion is set for February 19, 2016. The parties are currently conducting discovery. We believe that our allegations made against Razer are meritorious and intend to vigorously prosecute all claims we have asserted, including appeal of the order granting summary judgment and the Court’s claim construction order. We also believe that the allegations made by Razer lack merit and intend to vigorously defend all claims asserted. We have not recorded any accrual for a contingent liability associated with this legal proceeding based on our belief that a liability is not probable and any range of potential future charge cannot be reasonably estimated at this time.

On March 11, 2014, the Better Mouse Company, LLC (“BMC”) filed a complaint against Mad Catz and MCI for patent infringement in the United States District Court for the Eastern District of Texas. The action was styled Better Mouse Company, LLC v. Steelseries Aps et al, Lead Civil Action No. 2:14-CV-198. By its complaint, the plaintiff alleged that Mad Catz and MCI infringed U.S. Patent No. 7,532,200. Mad Catz and MCI answered the complaint on July 17, 2014 and denied all substantive allegations of infringement and damage. The parties began mediation in August 2015, and, after extensive negotiations, in September 2015 the parties entered into a confidential Settlement and License Agreement, wherein the parties stipulated to a complete dismissal of the action with prejudice. On September 28, 2015, the Court granted the parties’ stipulation and entered its judgment dismissing the action with prejudice. On December 31, 2015, Mad Catz paid the final amounts owed and due Better Mouse Company under the settlement agreement and the matter is now closed.

On November 21, 2014, Samsung Electronics Co., Ltd. and Samsung Austin Semiconductor, LLC (collectively, “Samsung”) filed a complaint against MCI (and numerous third parties, including Nvidia Corporation) for patent infringement in the United States International Trade Commission (the “Commission”). The complaint is styled In the Matter of Certain Graphics Processing Chips, Systems on a Chip, and Products Containing the Same, Investigation No. 377-TA-941 and alleges that the defendants have infringed and continue to infringe U.S. Patent Nos. 6,147,385, 6,173,349, 7,056,776, and 7,804,734 by offering for sale, selling, and/or importing into the United States certain graphics processing units, systems on a chip, and products containing the same that, allegedly, are covered by one of more claims of the above-cited patents. Specifically, as to MCI, Samsung alleges that the Mad Catz-branded M.O.J.O. micro-console for Android product, which utilizes the Nvidia Tegra 4 T40S systems on a chip, directly infringes one of more claims of at least one of the patents at issue. On December 22, 2015, the Commission issued a confidential, non-final, initial determination that the alleged products, including the Company’s M.O.J.O. infringes the asserted patents. On January 4, 2016, MCI, along with Nvidia, filed a petition for review, seeking review and reversal by the Commission of its initial determination. Under the current schedule, the Commission will determine whether to review the initial determination by February 22, 2016. The target date for the Commission’s final decision in the investigation is April 22, 2016. MCI believes that the allegations lack merit and intends to vigorously defend all claims asserted. It is impossible at this time to assess whether the outcome of this proceeding will have a material adverse effect on Mad Catz. We have not recorded any accrual for a contingent liability associated with this legal proceeding based on our belief that a liability, while possible, is not probable and any range of potential future charge cannot be reasonably estimated at this time. The Company has entered into an indemnity agreement with NVIDIA, whereby NVIDIA has agreed to defend and indemnify the Company in this matter.

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

Item 1A. Risk Factors

There have been no material changes to the risk factors as previously disclosed in Part I — Item 1A. — Risk Factors our Annual Report on Form 10-K for the fiscal year ended March 31, 2015, except for the additional risk factor set forth below.

Successful execution of our restructuring plan is critical to our future performance.

The success of the restructuring initiatives is dependent on accomplishing the plan in a timely and effective manner that will positively impact our financial condition and results of operations and not disrupt our business operations.

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

MAD CATZ INTERACTIVE, INC.

February 9, 2016	/s/ Karen McGinnis
Karen McGinnis President and Chief Executive Officer

February 9, 2016	/s/ David McKeon
David McKeon Chief Financial Officer