Form 10-K
period 2016-03-31
MAD CATZ INTERACTIVE INC
filed 2016-06-02
CIK 1088162

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2016

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

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Act).    Yes  ☐    No  ☑

The aggregate market value of the voting and non-voting common stock held by non-affiliates based on the closing sale price of common stock as reported on the NYSE MKT on September 30, 2015, the last business day of the second fiscal quarter, was $45,551,134.

There were 73,469,571 shares of the registrant’s common stock issued and outstanding as of May 27, 2016.

DOCUMENTS INCORPORATED BY REFERENCE

Part II and Part III incorporates information by reference from the registrant’s definitive proxy statement to be filed with the Securities and Exchange Commission in connection with the solicitation of proxies for the Registrant’s 2016 Annual Meeting of Shareholders.

MAD CATZ INTERACTIVE, INC.

ANNUAL REPORT ON FORM 10-K

FOR THE FISCAL YEAR ENDED MARCH 31, 2016

FORWARD LOOKING STATEMENTS

This Annual Report on Form 10-K and the documents incorporated by reference herein, contain forward-looking statements and forward looking information as defined in applicable securities legislation (collectively “forward looking statements”), which are prospective and reflect management’s expectations regarding our business, operations, financial performance and business prospects and opportunities. Forward-looking statements are often, but not always, identified by the use of words such as “seek”, “anticipate,” “plan,” “estimate,” “expect,” “believe” and “intend” and statements that an event or result “may,” “will,” “should,” “could” or “might” occur or be achieved and other similar expressions together with the negative of such expressions. These forward-looking statements reflect management’s current beliefs and expectations and are based on information currently available to management, as well as its analysis made in light of its experience, perception of trends, current conditions, expected developments and other factors and assumptions believed to be reasonable and relevant in the circumstances. These assumptions include, but are not limited to, continuing demand by consumers for video game consoles and accessories, timely reduction of inventory of products manufactured for the Rock Band 4 video game, the continuance of open trade relations between China and the United States, the ability to maintain or extend our existing licenses, the ability to continue producing and selling our products in accordance with various intellectual property that might apply to said products, the continued financial viability of our largest customers, the continuance of timely and adequate supply from third party manufacturers and suppliers, no significant fluctuations in the value of the U.S. dollar relative to other currencies, the continued satisfaction of our obligations under our existing loan agreements and any future loan agreements we may obtain, and continued listing of our common stock on the NYSE MKT. Specifically, this document contains forward looking statements regarding, among other things, our focus and strategy for fiscal 2017, the expected life cycles of video game console systems and accessories, the increased diversification of our product line and the possible expansion of our product offerings, the impact that new and updated video game platforms may have on our research and development expenditures, on price competition and profitability, the expectation of additional competition if new companies enter the market, the ability to meet the covenants under our existing loan agreement, the increased difficulty in forecasting demand for specific products as we introduce and support additional products and enter additional markets, the possible use of financial hedging techniques, the uncertainty regarding our ability to continue to operate as a going concern for the next twelve months, the impact of new laws and regulations on costs and revenues, the continuing volatility of our stock price, the reliance on various intellectual property rights to establish and protect proprietary rights, the continuance of significant seasonal fluctuations in our quarterly results of operations, our expectations regarding sales and gross margins and the maintenance or changes in certain expenses, our expectations regarding expense savings resulting from the restructuring plan, the ability to realize the net book value of our Rock Band 4 inventory, the ability to realize deferred tax assets, the adequacy of our leased facilities, the adequacy of the allowances for doubtful accounts, our operating expenses and capital expenditures, and the release of the valuation allowance against our deferred tax assets. Forward-looking statements are subject to significant risks, uncertainties, assumptions and other factors, any of which could cause actual results, performance or achievements to differ materially from the results discussed or implied in the forward-looking statements. More detailed information about these risks, uncertainties, assumptions and other factors is provided under Item 1A “Risk Factors”. Investors should not place undue reliance on such forward-looking statements. Forward-looking statements are not guarantees of future performance or outcomes and actual results could differ materially from those expressed or implied by the forward-looking statements. We assume no obligation to update or alter such forward-looking statements whether as a result of new information, future events or otherwise except as required by law.

TRADEMARKS

Some, but not all of the trademarks that we use include: Mad Catz, the Mad Catz logo, Saitek, Tritton, the Tritton logo, R.A.T. and GameSmart.

CURRENCY

Unless otherwise indicated, all dollar references herein are in U.S. dollars.

PART I

Item 1.	Business

In this Annual Report on Form 10-K, “Mad Catz Interactive, Inc.,” “Mad Catz,” the “Company,” “we,” “us,” and “our” refer to Mad Catz Interactive, Inc. and all of our consolidated subsidiaries.

Mad Catz Interactive, Inc. (“MCII”) was incorporated under the Canada Business Corporations Act on August 25, 1993.

Corporate Structure

Subsidiary	Jurisdiction of Incorporation
Mad Catz, Inc. (“MCI”)	Delaware
1328158 Ontario Inc. (“Mad Catz Canada”)	Ontario, Canada
Mad Catz Europe Limited	England and Wales
Mad Catz GmbH	Germany
Mad Catz SAS (“Mad Catz France”)	France
Mad Catz Co., Ltd (“Mad Catz Japan”)	Japan
Mad Catz Interactive Asia Limited	Hong Kong
Mad Catz Technological Development (Shenzhen) Co., Ltd.	People’s Republic of China
Winkler Atlantic Holdings Limited	British Virgin Islands

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
•

Mad Catz GmbH has historically been engaged in the marketing and sale of our products to the general market in Germany. Effective April 2016, Mad Catz GmbH is engaged only in sales and marketing support services regarding the sale of our products to the general market in Germany. Mad Catz GmbH no longer buys and sells product but rather acts as a sales agent for Mad Catz Europe, Limited in the German market.

•

Mad Catz France is engaged in sales and marketing support services regarding the sale of our products to the general market in France. Mad Catz France does not buy and sell product but rather acts as a sales agent for Mad Catz Europe Limited in the French market.

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

•	Winkler Atlantic Holdings Limited is the holding company for Mad Catz GmbH and Mad Catz France.
•	FX Unlimited Inc. was dissolved in January 2016, and Xencet USA, Inc. and Singapore Holdings Inc. were dissolved in March 2016.

Our common stock traded on the Toronto Stock Exchange until we voluntarily delisted effective April 15, 2016 and continues to trade on the NYSE MKT under the symbol “MCZ.” Our registered office is located at 181 Bay Street, Suite 4400, Toronto, Ontario, M5J 2T3, and our telephone number is (416) 865-7000. MCI, our primary operating subsidiary and our operational headquarters, is located at 10680 Treena Street, Suite 500, San Diego, California, 92131, and our telephone number is (858) 790-5008.

Overview

Mad Catz designs, manufactures (primarily through third parties in Asia), markets and distributes innovative interactive entertainment products marketed under our Mad Catz (gaming), Tritton (audio), and Saitek (simulation) brands. Our products, which primarily include headsets, mice, keyboards, controllers, specialty controllers, and other accessories, cater to gamers and simulation enthusiasts across multiple platforms including in-home gaming consoles, handheld gaming consoles, PC and Mac computers, smart phones, tablets and other smart devices. We distribute our products through many leading retailers around the globe. We are operationally headquartered in San Diego, California, and maintain offices in Europe and Asia.

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

The past few years have been challenging years for the video game accessory market, including Mad Catz, driven primarily by the gaming console transitions in late 2013 and continued growth of gaming on smart devices. However, despite the challenges for accessory manufacturers, the video game industry as a whole has been and is projected to be a growing industry across all platforms.  This provides opportunities for Mad Catz, as we are one of the only companies that sells products in North America, Europe, the Middle East and Africa (“EMEA”) and Asian and Pacific (“APAC”) and develops accessories for each of the gaming platforms: Console, PC and Mac and Smart Devices. This not only differentiates us from many of our competitors, but also provides protection against reliance on one product category during transition cycles.  However, this geographic and product line diversity also adds cost and complexity to the organization.

The following provides the industry overview and product opportunities in each of the gaming platforms:

Console

Our fiscal year 2014 was a pivotal year in the video game industry as the year included the release of new video game consoles by both Microsoft and Sony in November 2013. Microsoft released the Xbox One (successor to the Xbox 360), and Sony released the PlayStation 4 (successor to the PlayStation 3).  Although the releases of these new consoles was predicted, the decline in sales of the older consoles and the adoption rates of the new consoles has been much greater than we or others in the industry expected given it was not consistent with the last console transition. The last console transition showed a gradual adoption of the new consoles, while the older consoles with reduced pricing continued to sell well, particularly to more casual gamers. We believe that the age of the old consoles (i.e. 7-8 years) contributed to consumer fatigue with the older technology and gaming on smart devices encroached on potential sales of the old consoles to more casual gamers. As a result, sales of accessories designed for legacy consoles also declined much more quickly than expected starting several months preceding the console releases.  Additionally, standard controllers for the next generation of consoles are manufactured only by first parties, although they can be purchased, modified and resold by others.  During the previous generation, controllers represented a large market for third parties, including Mad Catz.

Console gaming, however, is growing driven by record adoption rates of the new consoles. There have been almost 62 million combined PlayStation 4 and Xbox One consoles sold in the first 30 months since launch (though April 2016),

compared to a combined 40 million PlayStation 3 and Xbox 360 consoles sold during the same time period.   Additionally, the platform lines are getting blurred as the consoles are starting to add cross-play capabilities across consoles, PC and Mac computers, and smart devices, eventually allowing the consumer to play a game across various platforms and online against other gamers on a different platform.

The market in this space is primarily headsets and game-specific specialty controllers such as steering wheels, musical instrument controllers, fightsticks, and character figurines.  We sell console headsets under our Tritton brand, and specialty controllers primarily under our Mad Catz brand.  In fiscal 2016, approximately 70% of our gross sales were derived from products designed to be used with the next generation consoles, while products designed to be used with legacy consoles and universally across multiple consoles represented approximately 1% and 7%, respectively, of gross sales.

PC and Mac

Gaming on PC and Mac computers remains strong, especially amongst hard core gamers that demand high performance mice, keyboards and headsets. PC is also the platform of choice for the immensely popular eSports professional gamers. We sell mice, keyboards and headsets to this consumer primarily under the Mad Catz brand.  PC and Mac gaming also includes simulation games, such as flight simulation, space simulation and farm simulation.  The simulation enthusiast consumer requires specialty controllers (e.g. flight sticks, hand-over-stick-and-throttle (HOTAS), wheels, pedals, control panels, etc.) that authenticate the simulation experience.  We offer specialty controllers for simulation enthusiasts under our Saitek brand. In fiscal 2016, approximately 19% of our gross sales were derived from products designed to be used with PC and Mac computers.

Smart Devices

Gaming on smart devices is growing rapidly and new iOS (Apple) and Android (Google) operating systems, higher processing power and controller support open up the reality of more serious games on this platform. Gaming on smart devices also provides a lower barrier of entry for virtual reality gaming, which will require controllers to navigate within the game. We have been working the past few years to develop our GameSmart branded line of products that are specifically designed to cater to this market and include: gaming controllers; input devices, comprised primarily of mice and keyboards; and audio products, comprised primarily of headsets. Although the market for smart device controllers has grown slower than originally expected, we believe this market continues to represent a substantial opportunity.  As developers continue to create controller-enabled games for smart devices and for virtual reality headsets, we believe that the market opportunity for our blue tooth enabled controllers continues to grow.  In fiscal 2016, approximately 3% of our gross sales were derived from products designed to be used with smart devices.

Mad Catz Strategy

In fiscal 2017, our focus is on improving working capital, generating sales growth in our core product lines, which exclude Rock Band 4, and achieving operating profitability by focusing on the following strategic and operational objectives:

•	design innovative products for gamers and simulation enthusiasts;
•	execute global launches of new products on time and on budget with appropriate assets, marketing plans and retail placement;
•	focus marketing efforts on initiatives to drive consumer awareness and sales conversion, both online and in retail, for all products;
•	expand retail placement of products, particularly in the U.S.;
•	optimize working capital and continue tight control over discretionary expenses; and
•	identify opportunities for the expansion of products in adjacent and compatible categories, OEM opportunities, and transactions where Mad Catz can leverage its global distribution capabilities.

Intellectual Property Needed to Produce our Products

The technology used in gaming consoles, such as the PlayStation 4 and Xbox One, require that we obtain a technology license to ensure that the majority of our products are compatible with the consoles. While we currently believe that we have the licenses, or that we can obtain the licenses, necessary to produce compatible products, there is no guarantee that our licenses will be renewed or new licenses will be granted in the first instance. If the first party manufacturers of these consoles grant licenses to our competitors that are not also granted to us, we would be placed at a substantial competitive disadvantage.

In contrast, we are generally not required to license proprietary technologies to produce or market products designed to operate with PC and Mac computers or smart devices.

From time to time, we acquire intellectual property licenses to augment the commercial appeal of certain of our products. We must obtain a license before exploiting such intellectual property.

Product Development and Support

We develop products using a team of design, production and technical professionals, in coordination with our marketing and finance departments. This team also has responsibility for the development and production process including the supervision and coordination of internal and external resources. Our hardware products are typically conceived and designed by our internal teams in Magor, Wales; Shenzhen, China; and Hong Kong, China. Typically, we own the industrial design and other intellectual property associated with our products, which in most cases includes the tools, dies and molds used for production. From time to time, we also may acquire the rights to produce and distribute products that are, or will be, independently created by third parties in which we share the intellectual property rights or those rights are retained by the third party.

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

Distribution

Our products are sold to many of the world’s largest retailers of interactive entertainment products primarily on a direct basis without the use of intermediaries or distributors. We also appoint distributors in certain territories to service retail accounts not dealt with on a direct basis. We maintain a direct sales force in the United States, Europe, China and Japan. Direct shipping programs with certain customers, whereby the customer receives and takes title of the products directly in Hong Kong, are managed by our Asian operations. We operate a distribution center in Redlands, California, which services our North American customers, and utilize outsourced distribution centers and related logistics solutions for the European and Asian markets, one in the United Kingdom, one in Japan, and one in Hong Kong. All freight is handled by outsourced transportation companies. We operate information systems, including electronic data interchange (EDI) and integrated warehouse management systems, to remain compliant with the requirements of our mass market retailers.

Principal Markets

The Company operates as one business segment, in the design, manufacture (through third parties in Asia), sales, marketing and distribution of interactive entertainment products marketed under our Mad Catz (gaming), Tritton (audio), and Saitek (simulation) brands. In fiscal 2016, approximately 66% of our gross sales were generated by customers with retail stores located in the Americas, 28% in EMEA, and 6% in APAC. In fiscal 2015, approximately 32% of our gross sales were generated by customers with retail stores located in the Americas, 54% in EMEA, and 14% in APAC. In fiscal 2014, approximately 32% of our gross sales were generated by customers with retail stores located in the Americas, 59% in EMEA, and 9% in APAC.

Customers

Our products are sold by many of the largest video game and consumer accessories retailers in the world including Amazon.com, GameStop, Best Buy and Target in the Americas and Amazon.com, Comtrade, GameStop, Media-Saturn and MicroMania in EMEA.

One of our customers, GameStop, individually accounted for approximately 24%, 10% and 11% of our gross sales in fiscal 2016, 2015 and 2014, respectively, taking into account all of its U.S. and non-U.S. entities. In fiscal 2016, 2015, and

2014, one other customer, Amazon.com, individually accounted for approximately 16%, 14% and 13%of our gross sales, respectively, taking into account all of its U.S. and non-U.S. entities. No other customer individually accounted for at least 10% of our gross sales in fiscal 2016, 2015 and 2014.

Competitive Environment

The primary markets in which we sell our products are the Americas, EMEA, and to a lesser extent, APAC. These markets are highly competitive, and we expect that we may face increased competition if additional companies enter these markets. Historically, price has been a significant competitive factor for interactive video game console, PC and Mac computer and smart device accessories. We believe that the other principal competitive factors that historically have affected retailer and consumer choice include value, product features, ease of use and installation, realism in simulation, name brand recognition, product styling and whether the product is licensed. Additional competitive factors from the perspective of the major retailers include margins, service, support, merchandising and promotional support, reliable and timely delivery, track record and electronic data interchange capability. We seek to differentiate our products through superior product design, packaging, innovation, licensing and branding.

Our principal competitors for video game console, PC and Mac computer and smart device accessories include first-party manufacturers Microsoft Corporation and Sony Corporation and third-party manufacturers including: Accessories 4 Technology, Astro Gaming, BDA, Big Ben, Corsair, Genius, Hama GmbH & Co KG, Hori, Jöllenbeck GmbH, Inc., Logitech, NYKO, PDP, Power A, Razer, Roccat, SteelSeries, Thrustmaster, Trust International, and Turtle Beach.

We believe that our products are targeted to a broad demographic group and that the major factors that will provide us with continued viability and competitive edge are innovative products, quality, service, licenses, brands and retail relationships.

Employees

At March 31, 2016, we had 151 full-time employees in the following locations:

Location
United States	37
China	34
United Kingdom	32
Hong Kong	21
Germany	17
France	5
Spain	2
Japan	2
Sweden	1
Total	151

Included in the listing above are 18 employees whose employment was terminated during the fourth quarter of fiscal 2016 as part of the restructuring, but are still in their statutory notice period at March 31, 2016.

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

Executive Officers of the Registrant

Our executive officers and their ages as of June 2, 2016, are as follows:

Name	Position	Age
Karen McGinnis	President, Chief Executive Officer and Director	49
David McKeon	Chief Financial Officer	44
Brian Andersen	Chief Operating Officer	40
Tyson Marshall	General Counsel and Corporate Secretary	42
Andrew Young	Chief Technology Officer	49

Karen McGinnis has been our President and Chief Executive Officer and a director since February 2016. Prior to her appointment as our President and Chief Executive Officer, Ms. McGinnis served as our Chief Financial Officer since June 2013. Prior to joining us, she served as Chief Accounting Officer of Cymer, Inc., a global developer, manufacturer and marketer of light sources for the manufacturers of photolithography tools in the semiconductor equipment industry, from November 2009 through May 2013. Ms. McGinnis was employed by Insight Enterprises, Inc., a Fortune 500 global provider of information technology hardware, software and services, as Chief Accounting Officer from September 2006 until March 2009 and as Senior Vice President of Finance from 2001 through September 2006. Ms. McGinnis is a Certified Public Accountant and received her bachelor’s degree in accounting from the University of Oklahoma.

David McKeon has been our Chief Financial Officer since February 2016. Mr. McKeon served as our Vice President, Corporate Controller since August 2014. Prior to joining us, he worked in various finance and accounting positions at Cymer LLC, an ASML Company, and its predecessor company, for over nineteen years, most recently serving as its Senior Director and Global Accounting Controller since 2007. Mr. McKeon is a Certified Management Accountant and received his bachelor’s degree in accounting from San Diego State University.

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

Tyson Marshall has been our General Counsel and Corporate Secretary since February 2016 and served as our Associate General Counsel since March 2013. Prior to joining us, Mr. Marshall spent over ten years in private practice, including eight years with the international, full-service law firm Morrison & Foerster as a member of that firm’s Securities Litigation Enforcement and White Collar Defense group. Before joining Morrison & Foerster, Mr. Marshall was a securities and IP litigator at Fish & Richardson, an intellectual property and commercial litigation firm. Mr. Marshall earned his law degree, magna cum laude, from the University of San Diego School of Law. Mr. Marshall is admitted to practice in California, before the U.S. District Courts for the Central and Southern Districts of California and Eastern District of Texas, and Ninth Circuit U.S. Court of Appeals.

Andrew Young has been our Chief Technology Officer since February 2016 and served as our Vice President Product Development since September 2008. Prior to joining us, Mr. Young spent eleven years with Saitek PLC in various Engineering Management positions and was Director of Engineering, Quality and Manufacturing Operations for Saitek upon our acquisition. Prior to that, Mr. Young held various design positions with Penny & Giles, a global company that specialized in control systems for the aerospace, military and commercial sectors. Mr. Young is a fully qualified Mechanical Engineer with post graduate qualifications with the OU & Harvard Business School in Manufacturing Management and Strategic Marketing Management.

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

Financing and Liquidity Risks

We depend upon the availability of capital under our loan agreements to finance our operations. Any additional financing that we may need may not be available on favorable terms, or at all.

In addition to cash flow generated from sales of our products, we finance our operations with a Loan and Security Agreement (the “Loan Agreement”) provided to MCI by Sterling National Bank (“SNB”), formerly NewStar Business Credit LLC, an unrelated party and a Master Facilities Agreement (the “Facilities Agreement”) provided to MCE by Faunus Group International, Inc. (“FGI”), an unrelated party. The Facilities Agreement has a three-year term, although FGI may terminate the facility at any time upon at least three months’ notice. The Loan Agreement expires on June 30, 2018.

The Loan Agreement contains financial and other covenants that we are obligated to maintain. If we violate any of these covenants, we will be in default under the Loan Agreement. If a default occurs and is not timely cured or waived by SNB, SNB could seek remedies against us, including: (1) penalty rates of interest, (2) immediate repayment of the debt or (3) foreclosure on assets securing the Loan Agreement. No assurance can be given that we will maintain compliance with these covenants in the future. The Loan Agreement is asset based and can only be drawn down in an amount to which eligible collateral exists in North America, and can be negatively impacted by extended collection of accounts receivable, unexpectedly high product returns and slow moving inventory, among other factors. We are required to meet a monthly financial covenant based on a trailing twelve months’ Adjusted EBITDA, as defined. At March 31, 2016, we were in compliance with this covenant.

We depend upon the availability of capital under our Loan and Facility Agreements to finance our operations. Compliance with the monthly Adjusted EBITDA covenants in fiscal 2017, which are tied closely to our internal forecasts, depends on our ability to increase net sales excluding Rock Band 4 products and reduce operating expenses. Also, we operate in a rapidly evolving and often unpredictable business environment that may change the timing or amount of expected future sales and expenses. If we are unable to comply with the Adjusted EBITDA covenants contained in the Loan Agreement, SNB may declare the outstanding borrowings under the agreement immediately due and payable. If we need to obtain additional funds as a result of the termination of the Loan or Facilities Agreement or the acceleration of amounts due thereunder, there can be no assurance that alternative financing can be obtained on substantially similar or acceptable terms, or at all. Our failure to promptly obtain alternate financing could limit our ability to implement our business plan and have an immediate, severe and adverse impact on our business, results of operations, financial condition and liquidity. In the event that no alternative financing is available, we would be forced to drastically curtail operations, or dispose of assets, or cease operations altogether.

Funding for our future growth may depend upon obtaining new financing, which may be difficult to obtain on terms that are acceptable to the Company.

To accommodate our expected future growth, we may need funding in addition to cash provided from current operations and continued availability under our Loan and Facilities Agreements provided by SNB and FGI. Our ability to obtain additional financing on terms that are acceptable to the Company may be constrained by economic conditions that affect global financial markets. If we are unable to obtain additional financing, we may be unable to take advantage of opportunities with potential business partners or new products, to finance our existing operations or to otherwise expand our business as planned. In addition, the debt under our Loan and Facility Agreements could make it more difficult to obtain other debt financing in the future, which could put us at a competitive disadvantage to competitors with less debt.

The uncertainty regarding our ability to continue as a going concern may have an adverse effect on our customer and supplier relationships.

Our continuation as a going concern is dependent upon our attaining and maintaining profitable operations, generating continued cash payments from customers under new or existing relationships and/or raising additional capital. In addition, our consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Our liquidity is highly dependent on our available financing facilities and our ability to improve our financial condition. Our failure to retain our existing financing or obtain new or additional financing could impair our ability to both serve our existing customer base and develop prospective customers and could result in our failure to continue to operate as a going concern.

Our relationships with our existing and prospective customers and suppliers are predicated on the belief that we will continue to operate as a going concern. Certain of our existing customers may terminate their agreements with us and certain of our prospective customers may not enter into agreements with us if there is uncertainty regarding our ability to continue as a going concern. This may have an adverse effect on our ability to generate net sales growth in our core product lines, which is a key component of our plan to continue as a going concern. Current and future suppliers may be less likely to grant us credit which would result in a negative impact on our working capital and cash flows.  Current and future suppliers may also stop shipping product to us if amounts payable to them are past due, which could result in our failure to continue to operate as a going concern.

Accounts receivable represent a large portion of our assets, a considerable portion of which are owed by a few customers. If these accounts receivable are not paid, we could suffer a significant decline in cash flow and liquidity which, in turn, could limit our ability to pay liabilities and purchase an adequate amount of inventory.

Our accounts receivable represented 17%, 16%, and 21% of our total assets as of March 31, 2016, 2015 and 2014, respectively. As a result of the substantial amount and concentration of our accounts receivable, if any of our major customers fails to timely pay us amounts owed, we could suffer a significant decline in cash flow and liquidity which could negatively affect our ability to make payments under our Loan and Facilities Agreements and which, in turn, could adversely affect our ability to borrow funds, to purchase inventory, to sustain or expand our current sales volume. Accordingly, if any of our major customers fails to timely pay us amounts owed, our sales and profitability may decline.

Increases in interest rates may increase our interest expense and adversely affect our profitability and cash flow and our ability to service indebtedness.

We depend, in a significant part, on borrowings under the Loan and Facilities Agreements to finance our operations. Under the Loan Agreement, interest accrues on the daily outstanding balance at an interest rate of 4.5% plus 30-day LIBOR rate per annum, with a LIBOR floor of 1.0%. The variable rate debt outstanding under the Loan Agreement had a weighted average annual interest rate of approximately 5.5% for the year ended March 31, 2016. The variable rate debt outstanding under the Facilities Agreement had a weighted average annual interest rate of approximately 15% for the year ended March 31, 2016. Increases in the interest rate under the Loan or Facilities Agreements will increase our interest expense, which could harm our profitability and cash flow.

Risks Concerning Our Customers and Products

We face substantial inventory risk, particularly with respect to inventory related to the Rock Band 4 video game.

We value inventories at the lower of cost or market value. If the estimated market value is determined to be less than the recorded cost of the inventory, a provision is made to reduce the carrying amount of the inventory item to the lower market value determination. Determination of the market value may be complex, and therefore, requires management to make assumptions and to apply a high degree of judgment. In order for management to make the appropriate determination of market value, the following items are commonly considered: inventory turnover statistics, inventory quantities on hand in our facilities and customer inventories, unfilled customer order quantities, forecasted consumer demand, current retail prices, competitive pricing, seasonality factors, consumer trends and performance of similar products or accessories. Subsequent changes in facts or circumstances do not result in the reversal of previously recorded write-downs.

For example, we built substantial inventory of our Rock Band 4 products in advance of the Rock Band 4 product launch in October 2015 and in anticipation of seasonal and holiday demands. On May 4, 2016, our agreement with Harmonix Music Systems, Inc. (“Harmonix”) to co-publish and manufacture hardware for the Rock Band 4 video game was terminated.  Due to lower than expected demand for Rock Band 4 and the termination of the underlying contract with Harmonix, which precludes us from selling products designed for the Rock Band 4 video game after September 6, 2016, we recorded a $4.0 million inventory write-down to reduce the remaining inventory of products designed for the Rock Bank video game to its estimated market value of $8.3 million as of March 31, 2016.

If our estimates regarding market value are inaccurate, including our estimates regarding our Rock Band 4 inventory, or changes in consumer demand affect specific products in an unforeseen manner, we may be exposed to additional write-downs of our inventory that could be material.

A significant portion of our revenue is derived from a few large customers.

The vast majority of our sales are generated from a small number of large customers. In each of fiscal 2016, 2015 and 2014, one of our customers, GameStop, individually accounted for approximately 24%, 10% and 11% of our gross sales respectively, taking into account all of its U.S. and non-U.S. entities. In fiscal 2016, 2015 and 2014, one other customer, Amazon.com, individually accounted for approximately 16%, 14% and 13% of our gross sales, respectively, taking into account all of its U.S. and non-U.S. entities. Our top ten customers accounted for approximately 67% of gross sales in fiscal 2016 and 57% of gross sales in each of fiscal 2015 and 2014.

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

Video game console, PC and Mac computer and smart device accessories are widely available from manufacturers and other suppliers around the world. Each of our largest customers has substantially greater resources than we do, and has the ability to directly import or manufacture private-label video game accessories from manufacturers and other suppliers, including from some of our own subcontract manufacturers and suppliers. Our customers may believe that higher profit margins can be achieved if they implement a direct import or private-label program, reducing sales of our products. As a consequence, our sales and profitability could decline significantly.

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

We generate our revenues from a number of frequently updated and enhanced “active products.” We define active products as products that have maintained a minimum level of average gross sales per quarter. Each product may be configured and sold in a number of different stock keeping units (“SKUs”). We typically introduce new products and discontinue a similar number of products each year to maintain an optimal number of active products that we believe best supports our customers and the market. If we do not introduce new products in a timely and efficient manner and in accordance with our operating plans, our results of operations, financial condition and liquidity could be negatively and materially affected.

There are numerous steps required to develop a product from conception to commercial introduction and to ensure timely shipment to retail customers, including designing, sourcing and testing the electronic components, receiving approval of hardware and other third-party licensors, factory availability and manufacturing and designing the graphics and packaging. Any difficulties or delays in the product development process will likely result in delays in the contemplated product introduction schedule. It is common in new product introductions or product updates to encounter technical and other difficulties affecting manufacturing efficiency and, at times, the ability to manufacture the product at all. Although these difficulties can be corrected or improved over time with continued manufacturing experience and engineering efforts, if one or more aspects necessary for the introduction of products are not completed as scheduled, or if technical difficulties take longer than anticipated to overcome, the product introductions will be delayed, or in some cases may be terminated. No assurances can be given that products will be introduced in a timely fashion, and if new products are delayed, our sales and profitability may be limited or impaired.

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

Our business is dependent upon the continued development of new and enhanced video game platforms by first-party manufacturers and video games by publishers. Our business could suffer if any of these parties fail to develop new or enhanced video game platforms or popular game and entertainment titles for current or future generation platforms. If a platform is withdrawn from the market or fails to sell, we may be forced to liquidate our inventories of related products or accept returns resulting in significant losses.

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

New game platforms and development for multiple consoles and smart devices create additional technical and business model uncertainties that could impact our business.

A significant portion of our revenues are derived from the sale of video game accessories for use with proprietary video game platforms, such as the Microsoft Xbox One and the Sony PlayStation 4 and proprietary smart devices, designed to work on the Apple and Android operating systems. The success of our products is significantly affected by commercial acceptance of such video game and smart device platforms and the life cycle of older platforms. In addition, we anticipate that the research and development expenses incurred to develop compatible accessories for new and updated video game and smart device platforms may impact our profitability.

If first-party manufacturers choose to design PC and Mac computer, console or smart device gaming systems that do not operate with third-party accessories and are successful in implementing technological barriers that prevent us from developing, manufacturing, marketing and distributing products for these new game platforms, our ability to continue our current business would be severely limited and our business, financial condition, results of operations and liquidity would be harmed.

Changes to current game platforms or introductions of new game platforms may result in our products becoming inoperable or less desirable on some game platforms and/or for some games, which would reduce sales of our products and adversely affect our business, results of operations, financial condition and liquidity.

A significant proportion of our revenues are derived from products that are reverse engineered. First-party manufacturers continually update their game platforms to enhance features and to correct problems in the operating systems and reduce costs. These manufacturers also expend significant resources to create new game platforms. During the development of such product updates and new game platforms, manufacturers may implement changes to the design of the game platforms that render our products inoperable and/or less desirable for playing certain games. If our products become inoperable on one or more game platforms, or if platform system enhancements make our products less desirable, our sales may be significantly reduced. Moreover, we may have excess inventories of products that do not operate properly with new game platforms, which would limit our growth and harm our business, results of operations, financial condition and liquidity.

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

Due to the concentration of our sales to large high-volume customers, we maintain significant accounts receivable balances with these customers. As of March 31, 2016 and March 31, 2015, our 10 largest accounts receivable balances accounted for approximately 73% and 68%, respectively, of total accounts receivable in each period. We generally do not require any collateral from our customers to secure payment of these accounts receivable. However, we do seek to control credit risk through ongoing credit evaluations of our customers’ financial condition and by purchasing credit insurance on certain accounts receivable balances. If any of our major customers were to default in the payment of their obligations to us, our business, financial condition, operating results and cash flows could be adversely affected.

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

We rely on contract ocean carriers to ship virtually all of our products from China to our primary distribution centers in the United States and the United Kingdom. Customers that take delivery of our products in China rely on a variety of carriers to ship those products to their distribution centers and retail outlets. We also rely on a number of sources of ground transportation to deliver our products from our primary distribution centers in the United States and the United Kingdom to our retail customers’ and distributors’ distribution centers and retail outlets. Any disruption or delay in the importation of our products, in the operation of our distribution centers or in the delivery of our products from our primary distribution centers to our retail customers’ and distributors’ distribution centers and retail outlets for any reason, including labor strikes or other labor disputes, terrorism, international incidents or lack of available shipping containers or vehicles, could significantly harm our business and reputation.

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

We have offices and sales throughout the world. Our registered office is in Canada. Our operational headquarters is in San Diego, California. We also have offices in the United Kingdom, France, Germany, Spain, Japan, China and Hong Kong. Approximately 34% of our gross sales in fiscal year 2016 were generated by customers whose retail locations are outside of North America, and a substantial majority of our products are manufactured by third parties in China. The geographical distances between our operations create a number of logistical and communications challenges. These challenges include managing operations across multiple time zones, directing the manufacture and delivery of products across long distances, coordinating procurement of components and raw materials and their delivery to multiple locations, and coordinating the activities and decisions of the management team, which is based in a number of different countries.

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

Occasionally in the video game console, PC and Mac computer and smart device accessories industry, successful products are “knocked-off” or copied by competitors. While we strive to protect our intellectual property, we cannot guarantee that knock-offs will not occur or that they will not have a significant effect on our business. The costs incurred in protecting our intellectual property rights could be significant, and there is no assurance that we will be able to successfully protect our rights.

General Risk Factors

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

The video game console, PC and Mac computer and smart device accessories industry is highly seasonal and our operating results vary substantially from period to period. We generate a substantial portion of our sales during the holiday season. The high level of seasonality causes us to take significant risks in the purchase of inventory for the holiday season. There can be no guarantee that our customers or we will sell all of our inventories. Excess inventory at year-end may result in financial losses from obsolescence, reserves, returns and markdowns.

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

The industry in which we compete is highly competitive. As a result, we look for opportunities to grow our business, including through the expansion of our product offerings. We plan to continue the diversification of our product line. Our new product offerings, including our complete lines of products for each of the console video game systems, have required and will continue to require significant resources and management’s close attention. In offering new products, our resources are likely to be strained because we have less experience in the new product categories. Our failure to successfully manage our planned product expansion could result in our sales not increasing commensurately with our capital investments, causing a decline in our profitability.

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

The video game console, PC and Mac computer and smart device accessories market is highly competitive and the barriers to entry are low. Only a small percentage of products introduced in the market achieve any degree of sustained market acceptance. If our products are not successful, our operations and profitability will be negatively impacted. Competition in the video game accessory industry is based primarily upon:

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

Any future terrorist attacks and other acts of violence or war may affect the demand for video game console, PC and Mac computer and smart device accessories, which may negatively affect our operations and financial results.

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

Our restructuring activities could result in management distractions, operational disruptions and other difficulties.

We have initiated a restructuring plan in an effort to lower operating costs, increase efficiencies and better align our workforce with the needs of the business. Any restructuring efforts could disrupt our ability to supply products to customers, detriment relationships with customers and other business partners, divert the attention of management away from other priorities, harm our reputation, expose us to increased risk of legal claims by terminated employees, increase the workload placed upon remaining employees and cause employees to lose confidence in our future performance and decide to leave. Further, employees whose positions were eliminated in connections with these restructuring activities or who otherwise determine to leave may seek employment with our competitors, customers or suppliers. We cannot guarantee that we will be able to realize the anticipated cost savings and other anticipated benefits from our restructuring plans.

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

If we do not meet the New York Stock MKT Exchange (“NYSE MKT”) continued listing requirements, the NYSE MKT may delist our common stock.

Our common stock is listed on the NYSE MKT. Our market capitalization and average stock closing price fluctuates. If, at some future time, we are notified by the NYSE MKT that we have fallen below one or more of the NYSE MKT’s continued listing standards relating to minimum average market capitalization or stockholder equity, average trading stock price, operating results, or other issues of financial condition, and we are unable to demonstrate to the satisfaction of the NYSE MKT how we intend to regain compliance with its continued listing standards, we may become subject to suspension and/or delisting proceedings. A delisting of our common stock from the NYSE MKT, and our inability to list or transfer the stock to an alternate exchange or trading market, could negatively impact us by: (i) reducing the liquidity and market price of our common stock; (ii) reducing the number of investors willing to hold or acquire our common stock, which could negatively impact our ability to raise equity financing; (iii) limiting our ability to use a registration statement to offer and sell freely tradable securities, thereby preventing us from accessing the public capital markets; and (iv) impairing our ability to provide equity incentives to our employees. While a delisting of our common stock would not constitute a specific event of default under the documents governing our credit facilities, our lenders could claim that a delisting would trigger a default under the material adverse change covenant or related provisions under such documents.  Further, our ability to issue common stock is currently limited by the NYSE MKT’s shareholder approval requirements. If our common stock is delisted from the NYSE MKT, we would no longer be subject to such shareholder approval requirements, and we could issue shares in acquisitions or financing transactions without shareholder approval. Any such issuance would dilute the ownership of our current stockholders. In addition, following a delisting of our common stock, we would no longer be subject to the NYSE MKT rules requiring us to meet certain corporate governance standards, which could decrease investor interest in our common stock.

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

Information about our sales, distribution and administrative facilities in use as of March 31, 2016 is summarized in the following table:

Geography	Location	Primary Activities	Lease Expiration

Americas	San Diego, California, USA	Executive Offices, Sales and Administration	November 30, 2020

	Redlands, California, USA	Distribution and Customer Support	June 30, 2019

EMEA	Milton Keynes, Buckinghamshire, United Kingdom	Sales and Administration	Month-to-Month

	Magor, United Kingdom	Product Development	July 14, 2021

	Munich, Germany	Sales and Administration	March 31, 2017

	Issy Les Moulineaux, France	Sales	February 28, 2017

APAC	Hong Kong S.A.R.	Sales and Administration	November 30, 2019

	Shenzhen, China	Sales, Product Development and Administration	September 22, 2017

	Tokyo, Japan	Sales	Month-to-Month

In addition to the above facilities, we outsource distribution and related logistics solutions in the United Kingdom, Japan and Hong Kong.

Item 3.	Legal Proceedings

On October 3, 2013, the Company filed a complaint for patent infringement styled Mad Catz Interactive, Inc. v. Razer USA, Ltd., Case No. 13-cv-02371-GPC-JLB, in the United States District Court for the Southern District of California against Razer USA, Ltd. (“Razer”). The complaint alleges that the Company holds an exclusive license, within the United States, to make, use, sell, offer for sale, import, gift or otherwise dispose of the any product falling within the scope of one or more claims of U.S. Patent No. 6,157,370 (the “‘370 Patent”), including all right, power and interest to enforce the ‘370 Patent against any and all third parties, as well as exclusive standing to bring suit against any third party infringing the ‘370 Patent. The complaint further alleges that Razer has infringed and continues to infringe the ‘370 Patent by making, using, offering for sale, selling, and/or importing in the United States certain products covered by one of more claims of the ‘370 Patent, including Razer’s “Ouroboros” computer mouse. On January 10, 2014, Razer filed a counterclaim against the Company for alleged infringement of U.S. Patent No. 8,605,063 (the “‘063 Patent”). Razer further contends that the ‘370

Patent is invalid and unenforceable, and denies infringement. Mad Catz also contends that the ‘063 Patent is invalid and unenforceable, and denies infringement. In March 2016, the matter settled by virtue of a confidential settlement and license agreement with both sides dismissing their respective actions with prejudice.  The outcome of these proceedings did not have any material adverse effect on the Company.

On March 11, 2014, the Better Mouse Company, LLC (“BMC”) filed a complaint against the Company and its subsidiary, Mad Catz, Inc., for patent infringement in the United States District Court for the Eastern District of Texas. The action is styled Better Mouse Company, LLC v. Steelseries Aps et al, Lead Civil Action No. 2:14-CV-198. By its complaint, the plaintiff alleges that the Company and its subsidiary have infringed and continue to infringe U.S. Patent No. 7,532,200. The parties began mediation in August 2015, and, after extensive negotiations, in September 2015 the parties entered into a confidential Settlement and License Agreement, wherein the parties stipulated to a complete dismissal of the action with prejudice.  In September 2015, the court granted the parties’ stipulation and entered its judgment dismissing the action with prejudice. The outcome of this proceeding did not have any material adverse effect on the Company.

On November 21, 2014, Samsung Electronics Co., Ltd. and Samsung Austin Semiconductor, LLC (collectively, “Samsung”) filed a complaint against the Company (and numerous third parties, including Nvidia Corporation) for patent infringement in the United States International Trade Commission. The complaint is styled In the Matter of Certain Graphics Processing Chips, Systems on a Chip, and Products Containing the Same, Investigation No. 377-TA-941 and alleges that the defendants have infringed and continue to infringe U.S. Patent Nos. 6,147,385, 6,173,349, 7,056,776, and 7,804,734 by offering for sale, selling, and/or importing into the United States certain graphics processing units, systems on a chip, and products containing the same that, allegedly, are covered by one of more claims of the above-cited patents. Specifically, as to the Company, Samsung alleges that the Company’s M.O.J.O. micro-console for Android product, which utilizes the Nvidia Tegra 4 T40S systems on a chip, directly infringes one of more claims of at least one of the patents at issue. On December 30, 2014, the United States International Trade Commission (the “Commission”) instituted an investigation into the matter to determine whether there is a violation of the Tariff Act of 1930, as amended, by reason of the alleged infringement of the above-cited patents. On December 22, 2015, the administrative law judge issued his initial decision, finding a violation of three patents (the ’385, ’349, and ’734 patents). The remaining Respondents and the Office of Unfair Import Investigations filed petitions for review. On February 24, 2016, the Commission determined to review some of the petitioned issues. The target date for completion of the Commission’s investigation, as extended, is June 17, 2016. The Company believes that the allegations lack merit and intends to vigorously defend all claims asserted. It is impossible at this time to assess whether the outcome of this proceeding will have a material adverse effect on the Company. We have not recorded any accrual for a contingent liability associated with this legal proceeding based on our belief that a liability, while possible, is not probable and any range of potential future charge cannot be reasonably estimated at this time.

In March 2016, Performance Design Products LLC (“PDP”), filed a complaint against MCI for patent infringement in the United States District Court for the Southern District of California.  The complaint is styled Performance Design Products LLC v. Mad Catz, Inc., Civil Action No. 16-cv-0629-GPC-RBB and it alleges that MCI has infringed and continues to infringe U.S. Patent No. D624,078 (the “’078 Patent”) by making, using, offering for sale, selling, and/or importing in the United States the Street Fighter V FightPad PRO covered by one of more claims of the ’078 Patent.  The complaint was formally served on MCI in March 2016.  In May 2016, MCI move to dismiss the complaint for failure to state a claim against MCI.  The Court has set a hearing on MCI’s motion to dismiss for June 2016.  No trial date has been set and no discovery has commenced.  The Company believes that the allegations lack merit and intends to vigorously defend all claims asserted. It is impossible at this time to assess whether the outcome of these proceedings will have a material adverse effect on the Company. We have not recorded any accrual for a contingent liability associated with these legal proceedings based on our belief that a liability, while possible, is not probable and any range of potential future charge cannot be reasonably estimated at this time.

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

Market Information

Our common stock commenced trading on the Toronto Stock Exchange (“TSX”) in December 1995 and on NYSE MKT (“NYSE MKT”) in September 1999. Since September 2001, our common stock has traded on the NYSE MKT and the TSX under the symbol “MCZ”. In March 2016, we voluntarily delisted our common shares from the TSX and as of April 15, 2016 our common shares were no longer traded through the facilities of the TSX. The following table sets forth, for the fiscal quarters indicated, the high and low market prices for the Company’s common stock on the NYSE MKT and TSX:

	NYSE MKT (U.S. $)		Toronto Stock Exchange (Canadian $)
	High	Low	High	Low
Fiscal 2016
Fourth Quarter	$0.42	$0.18	$0.57	$0.17
Third Quarter	0.75	0.38	0.97	0.51
Second Quarter	0.65	0.36	0.84	0.47
First Quarter	0.49	0.36	0.63	0.46
Fiscal 2015
Fourth Quarter	$0.54	$0.35	$0.68	$0.45
Third Quarter	0.57	0.38	0.64	0.43
Second Quarter	0.72	0.38	0.75	0.44
First Quarter	0.78	0.47	0.84	0.51

Holders

The closing sales price of our common stock on the NYSE MKT was $0.19 on May 27, 2016, and there were approximately 215 shareholders of record of our common stock as of that date.

Dividends

We have never declared or paid any dividends and do not expect to pay any dividends in the foreseeable future.

Issuer Purchases of Equity Securities

Neither our Company nor any affiliated purchaser repurchased any of our equity securities during fiscal 2016.

Item 6.	Selected Financial Data

Not applicable.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Overview

Our Business

Mad Catz designs, manufactures (primarily through third parties in Asia), markets and distributes innovative interactive entertainment products marketed under our Mad Catz (gaming), Tritton (audio), and Saitek (simulation) brands. Our products, which primarily include headsets, mice, keyboards, controllers, specialty controllers, and other accessories, cater to gamers and simulation enthusiasts across multiple platforms including in-home gaming consoles, handheld gaming consoles, PC and Mac computers, smart phones, tablets and other smart devices. We distribute our products through many leading retailers around the globe. We are operationally headquartered in San Diego, California, and maintain offices in Europe and Asia.

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

Foreign Currency

In fiscal 2016, approximately 34% of our annual sales were transacted outside the Americas. The majority of our international business is presently conducted in currencies other than the U.S. dollar. Foreign currency transaction gains and losses arising from normal business operations are credited to or charged against earnings in the period incurred. As a result, fluctuations in the value of the currencies in which we conduct our business relative to the U.S. dollar will cause currency transaction gains and losses, which we have experienced in the past and continue to experience. Due to the substantial volatility of currency exchange rates, among other factors, we cannot predict the effect of exchange rate fluctuations upon future operating results. There can be no assurances that we will not experience currency losses in the future. To date we have not hedged against foreign currency exposure and we cannot predict the effect foreign currency fluctuations will have on us in the future.

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

Revenue Recognition

We recognize revenue when each of the following have occurred (1) there is persuasive evidence that an arrangement with our customer exists, which is generally a customer purchase order, (2) the products are delivered and risk of loss has been transferred to the customer, (3) the selling price is fixed or determinable and (4) collection of the customer receivable is deemed reasonably assured. Our payment arrangements with customers typically provide net 30- and 60-day terms. All of our arrangements are single element arrangements and there are no undelivered elements after the point of shipment.

Customer Marketing Programs

Where applicable, we record allowances for customer marketing programs, including certain rights of return, price protection, volume-based cash incentives and cooperative advertising. The estimated cost of these programs is accrued as a reduction to revenue when they are customer payments or incentives, or as an operating expense when they represent shared marketing expenses, in the period we sell the product or commit to the program. Such amounts are estimated, based on historical experience and contractual terms, and periodically adjusted based on historical and anticipated rates of returns, inventory levels and other factors and are recorded as either operating expenses or a reduction of sales in accordance with authoritative guidance.

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

Our customer base is highly concentrated and a deterioration of a significant customer’s financial condition, or a decline in the general economic conditions could cause actual write-offs to be materially different from the estimated allowance. As of March 31, 2016, one customer represented 26% of total accounts receivable and another customer represented 12%. Customers comprising the ten highest outstanding trade receivable balances accounted for approximately 73% of total accounts receivables as of March 31, 2016. If any of these customer’s receivable balances should be deemed uncollectible, we would have to make adjustments to our allowance for doubtful accounts, which could have a significant adverse effect on our financial condition and results of operations in the period the adjustments are made.

Inventory Valuation

We value inventories at the lower of cost or market value. If the estimated market value is determined to be less than the recorded cost of the inventory, a provision is made to reduce the carrying amount of the inventory item. Determination of the market value may be complex, and therefore, requires management to make assumptions and to apply a high degree of judgment. In order for management to make the appropriate determination of market value, the following items are commonly considered: inventory turnover statistics, inventory quantities on hand in our facilities and customer inventories, unfilled customer order quantities, forecasted consumer demand, current retail prices, competitive pricing, seasonality factors, consumer trends, license expirations, and performance of similar products or accessories. Subsequent changes in facts or circumstances do not result in the reversal of previously recorded write-downs.

On May 4, 2016, our agreement with Harmonix Music Systems, Inc. (“Harmonix”) to co-publish and manufacture hardware for the Rock Band 4 video game was terminated.  As a result, we have a 120-day wind-down period, which will end September 6, 2016, to sell our remaining Rock Band 4 inventory.  We recorded a $4.0 million inventory write-down to reduce the remaining Rock Band 4 inventory to its estimated market value of $8.3 million as of March 31, 2016.

We have not made any significant changes in the methodology or assumptions used to establish our inventory valuation as reported during the past three fiscal years. We do not believe there is a reasonable likelihood that there will be a significant change in the future methodology or assumptions we use to calculate our inventory valuation. However, if our estimates regarding market value are inaccurate, including our estimates regarding our Rock Band 4 inventory, or changes in consumer demand affect specific products in an unforeseen manner, we may be exposed to additional write-downs of our inventory that could be material.

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

Valuation of Deferred Income Taxes

We record valuation allowances to reduce our deferred tax assets to an amount that we believe is more likely than not to be realized. We consider estimated future taxable income and ongoing prudent and feasible tax planning strategies, including reversals of deferred tax liabilities, in assessing the need for a valuation allowance. If we were to determine that we will not realize all or part of our deferred tax assets in the future, we would make an adjustment to the carrying value of the deferred tax asset, which would be reflected as income tax expense. Conversely, if we were to determine that we will realize a deferred tax asset, which currently has a valuation allowance, we would reverse the valuation allowance which would be reflected as an income tax benefit or as an adjustment to stockholders’ equity, for tax assets related to stock options. In fiscal year 2015, we consolidated our research and development facilities away from the United States resulting in the transfer of risks associated with certain intellectual property to our Hong Kong subsidiary.  As a result, we conducted a transfer pricing study to reflect the responsibilities, functions, and risks of our subsidiaries, which was completed during the fourth quarter of fiscal 2015, and accordingly, revised our transfer pricing policies to reflect changes in the business and the results of the study. As a result of the revised transfer pricing policies and an analysis of the timing of reversals and expiration of our temporary differences, the Company determined that it is more likely than not that a portion of the deferred tax assets in the U.S. will be realized and, accordingly, released $8.8 million of the valuation allowance against those deferred tax assets. The Company continues to record a valuation allowance of $1.2 million against U.S. deferred tax assets related to tax attributes that will expire prior to utilization. However, the revised transfer pricing policies also created uncertainties regarding the realization of the Company’s net deferred tax assets in Hong Kong due to the uncertainty over future profitability as well as the fact that the Company has a three-year cumulative book pre-tax loss position in Hong Kong. As a result, the Company established a valuation allowance against its Hong Kong deferred tax assets and continues to record a valuation allowance of

$1.5 million against its Hong Kong deferred tax assets. Additionally, the Company continues to record a valuation allowance against certain other foreign deferred tax assets including a full valuation allowance against the deferred tax assets of the Company’s Canadian holding company, Mad Catz Interactive, Inc. (“MCII”). The Company believes there is insufficient evidence to conclude that realization of the benefit is more likely than not and, therefore, the Company continues to record a valuation allowance on these assets. MCII is a corporate entity, which has no revenue or other income, and incurs corporate-related expenses. Taxable losses are incurred each year and MCII has a history of operating losses. These circumstances are not anticipated to change and, therefore, the Company does not expect MCII to generate sufficient taxable income in the foreseeable future to enable the entity to utilize its tax loss carryforwards.

The Company had worldwide gross deferred tax assets and valuation allowances of approximately $19.2 million and $9.8 million, respectively, as of March 31, 2016. The Company will continue to evaluate the ability to realize its net deferred tax assets on an ongoing basis to identify whether any significant changes in circumstances or assumptions have occurred that could materially affect the ability to realize deferred tax assets and expects to release the valuation allowance when it has sufficient positive evidence, including but not limited to cumulative earnings in successive recent periods, to overcome such negative evidence.

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

Results of Operations

Fiscal Year Ended March 31, 2016 Compared to Fiscal Year Ended March 31, 2015

Net Sales

Net sales for fiscal 2016 increased 55% compared to fiscal 2015. We experienced a significant increase in net sales in the Americas, partially offset by decreases in EMEA and APAC. The increase in net sales was driven primarily by sales of products designed for consoles, which represented 70% of our sales in fiscal 2016 compared to 21% during the prior fiscal year.  This strong growth in new console products was driven primarily by products related to the Rock Band 4 video game, which generated $71.8 million of net sales in the current year, predominantly in North America.  These increases in sales of products designed for consoles were partially offset by decreases in sales of our other products, primarily audio, designed for legacy consoles and universal platforms, as well as products designed for PC and Mac.  Sales of products designed for legacy consoles and universal platforms, combined, represented 8% of net sales during fiscal 2016, down from 26% in the prior year.  We will be launching a new line of audio products designed for consoles this calendar year which we believe will drive growth in audio sales. Declines in sales of our products designed for the PC and Mac, which represented 19% of our sales in fiscal 2016 compared to 46% last year, are due primarily to an increase in aggressive pricing competition in mice and keyboards, particularly in EMEA, and an aging product line.  We have started launching a refresh of our gaming mice, which we believe will drive growth in this category. Additionally, sales of our Saitek flight simulation products have been impacted by supply constraints this year. We believe we have successfully addressed these supply constraints by shifting production to a new manufacturer for fiscal 2017. We also experienced a decrease in sales of products developed for smart devices, which represented 3% of our sales in fiscal 2016 compared to 7% last year, driven primarily by controllers sold to a customer in APAC under a private label program in the prior year, partially offset by an increase in sales of Mad Catz branded controllers.

Overall, the strengthening of the dollar against the currencies of our foreign operations also had a negative impact on sales growth, as the sales in local currencies are converted to fewer U.S. dollars than they were a year ago. Excluding the effects of changes in foreign currency rates, our net sales for fiscal 2016 compared to fiscal year 2015 would have increased 61%, rather than the actual increase of 55%.

Looking forward in fiscal 2017, we expect overall net sales to decrease due to the reduction in Rock Band 4 product sales. However, excluding Rock Band 4, we expect net sales to grow at double-digit growth rates driven primarily by sales of Tritton audio products, Saitek simulation products and our refreshed R.A.T range of gaming mice.

From a geographical perspective, our net sales for the fiscal years ended March 31, 2016 and 2015 were as follows (in thousands):

	Years Ended March 31,
	2016		2015		$	%
	Net Sales	% of Total	Net Sales	% of Total	Change	Change
Americas	$87,843	66%	$27,897	32%	$59,946	215%
EMEA	38,386	28%	46,247	54%	(7,861)	(17)%
APAC	7,845	6%	12,079	14%	(4,234)	(35)%
	$134,074	100%	$86,223	100%	$47,851	55%

Our sales by quarter were as follows (in thousands):

	Year Ended March 31, 2016		Year Ended March 31, 2015
	Net Sales	% of Total	Net Sales	% of Total
1st quarter	$12,974	10%	$16,747	20%
2nd quarter	38,918	29%	22,467	26%
3rd quarter	65,038	48%	30,451	35%
4th quarter	17,144	13%	16,558	19%
	$134,074	100%	$86,223	100%

Our sales by platform as a percentage of gross sales were as follows:

	Years Ended March 31,
	2016	2015
Next gen consoles (a)	70%	21%
PC and Mac	19%	46%
Universal	7%	22%
Smart devices	3%	7%
Legacy consoles (b)	1%	4%
	100%	100%

(a)	Includes products developed for Xbox One and PlayStation 4.
(b)	Includes products developed for Xbox 360 and PlayStation 3.

Our sales by product category as a percentage of gross sales were as follows:

	Years Ended March 31,
	2016	2015
Specialty controllers	64%	25%
Audio	20%	42%
Mice and keyboards	9%	23%
Accessories	3%	3%
Controllers	2%	6%
Games and other	2%	1%
	100%	100%

Our sales by brand as a percentage of gross sales were as follows:

	Years Ended March 31,
	2016	2015
Mad Catz	71%	34%
Tritton	18%	39%
Saitek	9%	19%
All others	2%	8%
	100%	100%

Gross Profit

Although net sales increased 55% from fiscal 2015 to fiscal 2016, gross profit decreased 6% due to a decrease in gross margin from 28% in fiscal 2015 to 17% in fiscal 2016. Gross profit is defined as net sales less cost of sales. Cost of sales consists of product costs, cost of licenses and royalties, write-downs of inventory, cost of freight-in and freight-out and distribution center costs, including depreciation and other overhead costs.

The following table presents net sales, cost of sales and gross profit for fiscal years ended March 31, 2016 and 2015 (in thousands):

	Years Ended March 31,
	2016		2015
	Amount	% of Net Sales	Amount	% of Net Sales	$ Change	% Change
Net sales	$134,074	100%	$86,223	100%	$47,851	55%
Cost of sales	111,658	83%	62,379	72%	49,279	79%
Gross profit	$22,416	17%	$23,844	28%	$(1,428)	(6)%

The decrease in gross margin was due primarily to a large percentage of sales in the current year represented by lower margin products, particularly products related to the Rock Band 4 video game, as well as an increase in royalties and licenses and freight expense as a percentage of net sales. The increase in royalties and licenses is also due to a large percentage of sales in the current year represented by sales of products related to the Rock Band 4 video game as well as other products designed for consoles. Due to lower than expected demand for Rock Band 4 and the termination of the contract with Harmonix, which precludes us from selling Rock Band 4 products after September 6, 2016, we recorded $4.0 million in inventory write-downs, $1.0 million in non-cancelable material authorizations with manufacturers and $1.8 million in price reductions with retailers during the fourth quarter of fiscal 2016. The decreases in gross margin were offset partially by lower product returns and lower distribution costs as a percentage of net sales. Additionally, the strengthening of the dollar against the currencies of our foreign operations had a negative impact on gross margin, as the sales in local currency for our foreign operations are converted to fewer U.S. dollars than they were a year ago but the manufacturing costs are in U.S. dollars. We expect gross margin in fiscal 2017 to increase compared to fiscal 2016. Excluding sales of Rock Band 4 products, which are expected to generate little to no gross margin, we expect gross margin to be between 27% and 30% in fiscal 2017.

Operating Expenses

Operating expenses for fiscal years ended March 31, 2016 and 2015 were as follows (in thousands):

	March 31, 2016	% of Net Sales	March 31, 2015	% of Net Sales	$ Change	% Change
Sales and marketing	$13,997	10%	$11,253	13%	$2,744	24%
General and administrative	10,648	8%	10,802	13%	(154)	(1)%
Research and development	3,699	3%	2,995	3%	704	24%
Restructuring and severance costs	2,990	2%	—	—	2,990	100%
Amortization of intangibles	445	—	437	1%	8	2%
	$31,779	23%	$25,487	30%	$6,292	25%

Sales and Marketing Expenses.    Sales and marketing expenses consist primarily of payroll, commissions, participation at trade shows and travel costs for our worldwide sales and marketing staff, advertising expense and costs of operating our websites. The increase in sales and marketing expense of $2.7 million is primarily due to increased marketing efforts, particularly cooperative advertising programs with retailers and other marketing expenses, related to Rock Band 4. We expect sales and marketing expenses in fiscal 2017, on an absolute dollar basis, to decrease compared to fiscal 2016 levels.

General and Administrative Expenses.    General and administrative expenses include salaries and benefits for our executive and administrative personnel, facilities costs and professional services, such as legal and accounting. The decrease in general and administrative expenses of $0.2 million is primarily related to savings from the restructuring activities implemented during the fourth quarter of fiscal 2016. We expect general and administrative expenses in fiscal 2017, on an absolute dollar basis, to decrease compared to fiscal 2016 levels.

Research and Development Expenses.    Research and development expenses include the costs of developing and enhancing new and existing products. The increase in research and development expenses of $0.7 million was primarily related to an increase in new product development expenses compared to the prior year. Additionally, during the year ended March 31, 2015, we received a reimbursement for engineering work performed on behalf of a third party of approximately $0.5 million. These increases were partially offset by savings from the restructuring activities implemented during the fourth quarter of fiscal 2016. We expect research and development expenses in fiscal 2017, on an absolute dollar basis, to decrease compared to fiscal 2016 levels.

Restructuring and Severance Costs.    In fiscal 2016, we incurred restructuring and severance costs of $3.0 million primarily related to severance and benefits afforded to terminated employees. The total number of employee terminations recognized in fiscal 2016 was approximately 73. We do not expect significant restructuring costs in fiscal 2017.

Amortization of Intangibles.    Amortization expenses consist of the amortization of the acquired intangible assets from prior acquisitions. We expect amortization of intangibles in fiscal 2017 to remain consistent with fiscal 2016 levels.

Other (Expense)

Other (expense) consists primarily of interest expense on our outstanding debt, foreign currency exchange gains or losses, change in fair value of the warrants issued in connection with Securities Purchase Agreements entered into by the Company in 2011 and 2015, and other items that may be specific to a reporting period. The foreign currency exchange gains or losses are associated with fluctuations in the value of the functional currencies of our foreign subsidiaries, which include the Pound Sterling, the Euro, the Canadian dollar, the Hong Kong dollar, the Japanese yen, and the Chinese Yuan Renminbi (“CNY”), against the U.S. Dollar. Other expense was $1.4 million in fiscal 2016 compared to $0.8 million in fiscal 2015. The increase in other expense of $0.6 million is primarily due an increase in interest expense, partially offset by the change in the fair value of the warrant liabilities.

Income Tax (Expense) Benefit

Income tax expense of $0.8 million and income tax benefit of $7.2 million reflect effective tax rates of (8%) and 295% for fiscal 2016 and 2015, respectively. Our effective tax rate is a blended rate for different jurisdictions in which the Company operates. Our effective tax rate fluctuates depending on the composition of our taxable income between the various jurisdictions in which we do business. The income tax expense in fiscal 2016 is the result of income tax recorded on the profitability of entities for which we no longer have valuation allowances against their deferred tax assets but no offsetting income tax benefit for losses generated in our Hong Kong entity due to full valuation allowances against its deferred tax assets. The income tax benefit in fiscal 2015 is primarily due to an $8.8 million release of a valuation allowance in fiscal 2015 against our U.S. deferred tax assets, offset partially by the establishment of a valuation allowance of $1.5 million against our Hong Kong deferred tax assets. The change in the valuation allowance was a result of a transfer pricing study completed in the prior year, which changed the way income (loss) is allocated among our jurisdictions as a result of changes in the business. The Company will continue to evaluate the ability to realize its net deferred tax assets on an ongoing basis to identify whether any significant changes in circumstances or assumptions have occurred that could materially affect the deferred tax assets.

Fiscal Year Ended March 31, 2015 Compared to Fiscal Year Ended March 31, 2014

Net Sales

Net sales for fiscal 2015 decreased 4% compared to fiscal 2014. The decrease in net sales during fiscal 2015 was driven primarily by a decrease in sales of our products, primarily audio, designed for legacy consoles and universal platforms due to the launch of the PlayStation 4 and Xbox One consoles in November 2013. Although we experienced strong growth in products developed for these new consoles, which represented 21% of our sales in fiscal 2015 compared to only 3% in fiscal 2014, the decline in sales of products related to the legacy consoles was greater than we and others in the industry anticipated.  As a result, sales of products designed for legacy consoles represented only 4% of our sales in fiscal 2015, compared to 19% in the fiscal 2014, and sales of our universal products represented 22% of our sales in fiscal 2015, compared to 29% in fiscal 2014.

Our sales of products designed for the PC and Mac, which represented 46% of our sales during fiscal 2015, were driven by growth in sales of our Saitek flight simulation products due to new product introductions and increased marketing activities, offset partially by declines in sales of our gaming mice and keyboards. The decline in sales of gaming mice and keyboards was driven primarily by a planned reduction in product placement at some U.S. accounts and an increase in aggressive pricing competition within this space.

We also experienced an increase in sales of products developed for smart devices, which represented 7% of our sales in fiscal 2015, compared to 2% in fiscal 2014, driven primarily by controllers sold to a customer in APAC under a private label program.

Overall, the strengthening of the dollar against the currencies of our foreign operations also had a negative impact on sales growth, as the sales in local currency for our foreign operations were converted to fewer U.S. dollars than they were the prior year. Had the exchange rates remained unchanged from prior year end the decrease in sales for fiscal 2015 compared to fiscal year 2014 would have been 2%, instead of the actual decrease of 4%.

From a geographical perspective, our net sales for the fiscal years ended March 31, 2015 and 2014 were as follows (in thousands):

	Years Ended March 31,
	2015		2014		$	%
	Net Sales	% of Total	Net Sales	% of Total	Change	Change
EMEA	$46,247	54%	$53,132	59%	$(6,885)	(13)%
Americas	27,897	32%	28,470	32%	(573)	(2)%
APAC	12,079	14%	8,027	9%	4,052	50%
	$86,223	100%	$89,629	100%	$(3,406)	(4)%

Our sales by quarter were as follows (in thousands):

	Year Ended March 31, 2015		Year Ended March 31, 2014
	Net Sales	% of Total	Net Sales	% of Total
1st quarter	$16,747	20%	$18,684	21%
2nd quarter	22,467	26%	17,839	20%
3rd quarter	30,451	35%	32,889	37%
4th quarter	16,558	19%	20,217	22%
	$86,223	100%	$89,629	100%

Our sales by platform as a percentage of gross sales were as follows:

	Years Ended March 31,
	2015	2014
PC and Mac	46%	45%
Universal	22%	29%
Next gen consoles (a)	21%	3%
Smart devices	7%	2%
Legacy consoles (b)	4%	19%
All others	—%	2%
	100%	100%

(a)	Includes products developed for Xbox One and PlayStation 4.
(b)	Includes products developed for Xbox 360 and PlayStation 3.

Our sales by product category as a percentage of gross sales were as follows:

	Years Ended March 31,
	2015	2014
Audio	42%	47%
Specialty controllers	25%	16%
Mice and Keyboards	23%	29%
Controllers	6%	1%
Accessories	3%	5%
Games and other	1%	2%
	100%	100%

Our sales by brand as a percentage of gross sales were as follows:

	Years Ended March 31,
	2015	2014
Tritton	39%	42%
Mad Catz	34%	41%
Saitek	19%	12%
All others	8%	5%
	100%	100%

Gross Profit

Gross profit is defined as net sales less cost of sales. Cost of sales consists of product costs, cost of licenses and royalties, write-downs of inventory, cost of freight-in and freight-out and distribution center costs, including depreciation and other overhead costs.

The following table presents net sales, cost of sales and gross profit for fiscal years ended March 31, 2015 and 2014 (in thousands):

	Years Ended March 31,
	2015		2014
	Amount	% of Net Sales	Amount	% of Net Sales	$ Change	% Change
Net sales	$86,223	100%	$89,629	100%	$(3,406)	(4)%
Cost of sales	62,379	72%	66,731	74%	(4,352)	(7)%
Gross profit	$23,844	28%	$22,898	26%	$946	4%

Although sales decreased 4% from fiscal 2014 to fiscal 2015, gross profit increased 4% due to an increase in gross margin to 28%. The increase in gross margin was due primarily to decreases in sales returns and discounts, inventory write-downs and royalties and licenses as a percentage of net sales. The improvements to gross margin were offset partially by an increase in freight expense, particularly air freight, as a percentage of net sales, and product mix.  Additionally, the strengthening of the dollar against the currencies of our foreign operations had a negative impact on gross margin, as the sales in local currency for our foreign operations were converted to fewer US dollars in fiscal 2015 than they were in fiscal 2014 but the manufacturing costs are in US dollars.

Operating Expenses

Operating expenses for fiscal years ended March 31, 2015 and 2014 were as follows (in thousands):

	March 31, 2015	% of Net Sales	March 31, 2014	% of Net Sales	$ Change	% Change
Sales and marketing	$11,253	13%	$12,656	14%	$(1,403)	(11)%
General and administrative	10,802	13%	11,649	13%	(847)	(7)%
Research and development	2,995	3%	4,238	5%	(1,243)	(29)%
Acquisition related items	—	—%	134	—%	(134)	(100)%
Amortization of intangibles	437	1%	743	1%	(306)	(41)%
	$25,487	30%	$29,420	33%	$(3,933)	(13)%

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

Liquidity and Capital Resources

The table below provides a summary of cash (used in) provided by operating, investing and financing activities during the fiscal years ended March 31, 2016, 2015 and 2014 (in thousands):

	Years Ended March 31,
	2016	2015	2014
Net cash (used in) provided by operating activities	$(6,349)	$1,472	$4,087
Net cash used in investing activities	(1,883)	(2,067)	(1,541)
Net cash provided by (used in) financing activities	5,504	4,424	(3,915)
Effect of foreign currency exchange rate changes on cash	22	(183)	92
Net (decrease) increase in cash	$(2,706)	$3,646	$(1,277)

Operating Activities

Our cash flows from operating activities have typically included the collection of customer receivables generated by the sale of our products, offset by payments to vendors for materials and manufacture of our products. Net cash used in operating activities for the year ended March 31, 2016 primarily reflects the net loss for the period before non-cash items (i.e. depreciation, amortization, stock-based compensation, and change in the fair value of warrant liabilities and provision for deferred income taxes) and a $7.7 million increase in inventory primarily due to sales of products related to the Rock Band 4 video game being less than originally forecasted during the holiday selling season. The decreases in operating cash flow were offset partially by an increase in accounts payable and accrued expenses of $13.1 million related to inventory purchases, accrued royalties, accrued severance, and timing of payments. Net cash provided by operating activities for the year ended March 31, 2015 primarily reflects a decrease in inventory of $1.0 million and an increase in accounts payable of $1.6 million. These increases in cash were partially offset by the net loss for the period before non-cash items (i.e. depreciation, amortization, provision for deferred income taxes, stock-based compensation, and change in the fair value of warrant liabilities), and a decrease in accrued expenses of $1.1 million. Net cash provided by operating activities for the year ended March 31, 2014 primarily reflects a decrease in inventory of $7.3 million and a decrease in accounts receivable of $6.4 million. These increases in cash were partially offset by the net loss for the period before non-cash items (i.e. depreciation, amortization, provision for deferred income taxes, stock-based compensation, contingent consideration, and change in the fair value of warrant liabilities) and increases in accounts payable and accrued expenses of $1.9 million and $1.6 million, respectively. We are focused on effectively managing our overall liquidity position by continuously monitoring inventory levels and expenses, and managing our accounts receivable collection efforts.

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

In fiscal 2016, demand for Rock Band 4 products was less than we expected. As a result, we ended the fiscal year with higher inventory and accounts payable balances than we typically experience.

Investing Activities

Net cash used in investing activities, which consisted primarily of capital expenditures to support our operations and were made up primarily of production molds, and to a lesser extent, computers and machinery and equipment, was $1.9 million, $2.1 million and $1.5 million during the years ended March 31, 2016, 2015 and 2014, respectively.

Financing Activities

Net cash provided by (used in) financing activities, which is primarily the result of net borrowings (repayments) under our line of credit described below, was $8.2 million, $2.3 million and ($3.3) million during the years ended March 31, 2016, 2015 and 2014, respectively.  During the year ended March 31, 2015, we also received proceeds of $3.4 million from the issuance of common stock and warrants under a Securities Purchase Agreement. The changes in restricted cash of $0.7 million represent payments from customers into a restricted bank account on March 31, 2016 that were automatically swept the following day to repay borrowings under our bank loans.

On June 30, 2015, Mad Catz, Inc. (“MCI”), a wholly-owned subsidiary of the Company, entered into a Loan and Security Agreement (the “Loan Agreement”) with Sterling National Bank (“SNB”), formerly NewStar Business Credit LLC, to provide for a $20.0 million revolving line of credit (which increased to $35.0 million from September 1, 2015 through February 29, 2016) subject to the availability of eligible accounts receivable and inventories, which changes throughout the year. The Loan Agreement expires on June 30, 2018. Pursuant to the Loan Agreement, SNB will advance MCI up to 85% of the value of eligible accounts receivables, depending on dilution rates. Also, MCI may borrow against eligible inventory, subject to an inventory sublimit amount and certain other conditions. The inventory sublimit amount is the lesser of 85% of net orderly liquidation value of eligible inventory, 60% of the lower of cost or market value of eligible inventory, or 2.3333 times (which can be modified from time to time with approval from SNB) eligible accounts receivable under the Loan Agreement. Borrowings under the Loan Agreement accrue interest on the daily outstanding balance at 4.5% plus 30-day LIBOR rate per annum, with a LIBOR floor of 1.0%. MCI is also required to pay a commitment fee equal to 1.0% of the facility upon entry into the Loan Agreement, an unused line fee equal to 0.25% per annum of the unused portion of the facility and a collateral monitoring fee of $1,500 per month. We are required to meet a monthly financial covenant based on a trailing twelve months’ Adjusted EBITDA, as defined. As of March 31, 2016, we were in compliance with the covenants. For periods subsequent to March 31, 2016, we believe we will be able to meet the covenants. However, there can be no assurance that we will be able to meet the covenants subsequent to March 31, 2016 or that we would be able to obtain waivers from SNB to the extent we are not in compliance with the covenants. Additionally, on June 30, 2015, Mad Catz Europe Ltd. (“MCE”), a wholly-owned subsidiary of the Company, entered into a Master Facilities Agreement (the “Facilities Agreement”) with Faunus Group International, Inc. (“FGI”) to provide for a $10.0 million secured demand credit facility subject to the availability of eligible accounts receivable and inventories, which changes throughout the year. The Facilities Agreement has a three-year term, although FGI may terminate the facility at any time upon at least three months’ notice. Pursuant to the Facilities Agreement, FGI will advance MCE up to 85% of the value of eligible accounts receivable, depending on dilution rates. Also, MCE may borrow against eligible inventory, subject to an inventory sublimit amount and certain other conditions.

In connection with our acquisition of Tritton in May 2010, we were obligated to make certain payments over a five-year period to former Tritton shareholders of up to $8.7 million based on the achievement of certain specific performance measures. The Company paid $1,650,000 under this arrangement during the year ended March 31, 2014, of which $800,000 is reflected in financing activities and $850,000 is reflected in operating activities. On February 27, 2014, the Company and individuals who held approximately 99% of Tritton prior to the purchase (the “Sellers”) entered into a Settlement and Release Agreement (the “Settlement Agreement”). Under the Settlement Agreement, the Company agreed to issue to the Sellers a Promissory Note (the “Note Payable”) providing for payments to the Sellers in an aggregate amount equal to $2,475,000 over a two-year period commencing in May 2014, which replaced the final two years of contingent consideration. The aggregate amount of the remaining payments was less than $0.1 million as of March 31, 2016, and is reflected in our consolidated balance sheet.

We have incurred recurring losses from operations in each of the years in the three-year period ended March 31, 2016, generated negative cash flows from operations in the year ended March 31, 2016 and have negative working capital as of March 31, 2016.  We expect to generate income from operations and cash flow in fiscal 2017 by growing net sales of our core product lines, which excludes sales of Rock Band 4 products, improving gross margin and reducing our operating expenses as a result of the restructuring plan executed in the fourth quarter of fiscal 2016. To meet our capital needs, we are also considering multiple alternatives, including, but not limited to, equity sales under our “at-the-market” (“ATM”) equity offering program, additional equity financings, debt financings and other funding transactions. There can be no assurance that we will be able to achieve our fiscal 2017 financial plan or complete equity or financing transactions on acceptable terms or otherwise. If we are unable to become cash-flow positive or to raise additional capital as and when needed, or upon acceptable terms, such failure would have a significant negative impact on our financial condition.

We also depend upon the availability of capital under our Loan Agreement and Facilities Agreement to finance our operations. Compliance with the monthly Adjusted EBITDA covenants in the Loan Agreement are closely tied to our fiscal 2017 financial plan. We also operate in a rapidly evolving and often unpredictable business environment that may change the timing or amount of expected future sales and expenses. If we are unable to comply with the Adjusted EBITDA covenants contained in the Loan Agreement, as amended from time to time, SNB could declare the outstanding borrowings under the facility immediately due and payable. If we need to obtain additional funds as a result of the termination of the Loan or Facilities Agreement or the acceleration of amounts due thereunder, there can be no assurance that alternative financing can be obtained on substantially similar or acceptable terms, or at all. Our failure to promptly obtain alternate financing could limit our ability to implement our business plan and have an immediate, severe and adverse impact on our business, results of operations, financial condition and liquidity. In the event that no alternative financing is available, we would be forced to drastically curtail operations, or dispose of assets, or cease operations altogether.

Contractual Obligations and Commitments

As of March 31, 2016 and 2015, we did not have any relationships with unconsolidated entities or financial parties, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As such, we are not exposed to any financing, liquidity, market, or credit risk that could arise if we had engaged in such relationships.

Adjusted EBITDA (Loss)

Adjusted EBITDA (loss), a non-GAAP (“Generally Accepted Accounting Principles”) financial measure, represents net (loss) income before interest, taxes, depreciation and amortization, stock-based compensation, change in the fair value of warrant liabilities, and acquisition related items. Adjusted EBITDA is not intended to represent cash flows for the period, nor is it being presented as an alternative to operating or net (loss) income as an indicator of operating performance and should not be considered in isolation or as a substitute for measures of performance prepared in accordance with generally accepted accounting principles. As defined, Adjusted EBITDA is not necessarily comparable to other similarly titled captions of other companies due to potential inconsistencies in the method of calculation. We believe, however, that in addition to the performance measures found in our financial statements, Adjusted EBITDA is a useful financial performance measurement for assessing our operating performance. We use Adjusted EBITDA as a measurement of operating performance in comparing our performance on a consistent basis over prior periods, as it removes from operating results the impact of our capital structure, including the interest expense resulting from our outstanding debt, and our asset base, including depreciation and amortization of our capital and intangible assets. In addition, Adjusted EBITDA is an important measure for our lender. We calculate Adjusted EBITDA as follows (in thousands):

	Years Ended March 31,
	2016	2015	2014
Net (loss) income	$(11,620)	$4,747	$(7,441)
Adjustments:
Interest expense, net	1,698	775	659
Income tax (benefit) expense	837	(7,179)	(394)
Depreciation and amortization	2,435	2,050	2,607
Stock-based compensation	424	520	557
Change in fair value of warrant liabilities	(887)	(598)	(74)
Acquisition related items	—	—	(134)
Adjusted EBITDA (loss)	$(7,113)	$315	$(4,220)

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk

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

Foreign Currency Exchange Rate Risk

A majority of our international business is presently conducted in currencies other than the U.S. dollar and may be exposed to financial market risk resulting from fluctuations in foreign currency exchange rates, particularly the Chinese Yuan Renminbi (“CNY”), the Pound Sterling, the Euro and the Canadian dollar. Foreign currency transaction gains and losses arising from normal business operations are credited to or charged against earnings in the period incurred. As a result, fluctuations in the value of the currencies in which we conduct our business relative to the U.S. dollar will cause currency transaction gains and losses, which we have experienced in the past and continue to experience. Due to the difficulty in determining and obtaining predictable cash flow forecasts in our foreign operations based on the overall challenging environment and associated contract structures, we do not currently utilize any derivative financial instruments to hedge foreign currency risks. The volatility of the CNY, the Pound Sterling, the Euro and the Canadian dollar (and any other applicable currencies) will be monitored frequently throughout the coming year. If appropriate, we may enter into hedging transactions in order to mitigate our risk from foreign currency fluctuations. Due to the substantial volatility of currency exchange rates, among other factors, we cannot predict the effect of exchange rate fluctuations upon future operating results. There can be no assurances that we will not experience currency losses in the future. We estimate that an immediate 10% adverse change in foreign exchange rates not currently pegged to the U.S. dollar would have decreased our reported net income by approximately $2.8 million for the year ended March 31, 2016.

Interest Rate Risk

We are exposed to interest rate risk on borrowings under the Loan Agreement at an interest rate of 4.5% plus 30-day LIBOR rate per annum, with a LIBOR floor of 1.0%. We do not hedge our exposures to interest rate risk. We estimate that an increase of 1.0% in the interest rate under our Loan Agreement would have increased our reported net loss by approximately $0.1 million for the year ended March 31, 2016. We estimate that an increase of 1.0% in the interest rate under our Facilities Agreement would have increased our reported net loss by less than $0.1 million for the year ended March 31, 2016.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of March 31, 2016. In making its assessment, management used the framework set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework (2013). Based on its evaluation, management has concluded that, as of March 31, 2016, the Company’s internal control over financial reporting was effective based on these criteria.

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

The information required by this item with respect to the directors of the Company is incorporated herein by reference to the information under the caption “Election of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance” contained in the Company’s Management Proxy Circular for the Company’s 2016 Annual Meeting of Shareholders (the “Proxy Statement”).

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

3.2

By-Laws of the Company, as amended to date. This document was filed as an exhibit to the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on November 9, 2011 and incorporated herein by reference.

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

10.1*

Amended and Restated Mad Catz Interactive, Inc. Stock Option Plan — 2007. This document was filed as an exhibit to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 31, 2013 and incorporated herein by reference.

10.2*

Stock Option Agreement under the Mad Catz Interactive, Inc. Stock Option Plan — 2007. This document was filed as an exhibit to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission October 9, 2007 and incorporated herein by reference.

10.3*

Director Compensation Summary. This document was filed as an exhibit to the Registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission for the fiscal year ended March 31, 2014 and incorporated herein by reference.

10.4

Securities Purchase Agreement, dated April 17, 2011. This document was filed as an exhibit to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 18, 2011 and incorporated herein by reference.

10.5

Form of Registration Rights Agreement, dated April 21, 2011. This document was filed as an exhibit to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 18, 2011 and incorporated herein by reference.

10.6

Loan and Security Agreement dated June 30, 2015 by Mad Catz, Inc., Mad Catz Interactive, Inc., and 1328158 Ontario Inc. in favor of NewStar Business Credit, LLC. Portions of this exhibit (indicated by asterisks) have been omitted pursuant to a request for confidential treatment pursuant to Rule 24b-2 under the Securities Exchange Act of 1934. This document was filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q/A filed with the Securities and Exchange Commission on December 31, 2015 and incorporated herein by reference.

10.7

Security Agreement dated June 30, 2015 by Mad Catz Interactive, Inc. in favor of NewStar Business Credit, LLC.  This document was filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 13, 2015 and incorporated herein by reference.

10.8

Security Agreement dated June 30, 2015, by 1328158 Ontario, Inc. in favor of NewStar Business Credit, LLC. This document was filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 13, 2015 and incorporated herein by reference.

10.9

Canadian Security Agreement dated June 30, 2015, by Mad Catz Interactive, Inc. and 1328158 Ontario Inc. in favor of NewStar Business Credit, LLC. This document was filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 13, 2015 and incorporated herein by reference.

10.10

Patent, Copyright and Trademark Security Agreement dated June 30, 2015, by Mad Catz, Inc., Mad Catz Interactive, Inc., and Mad Catz Interactive Asia Limited in favor of NewStar Business Credit, LLC. This document was filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 13, 2015 and incorporated herein by reference.

10.11

Canadian Intellectual Property Security Agreement dated June 30, 2015, by Mad Catz Interactive, Inc. in favor of NewStar Business Credit, LLC. This document was filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 13, 2015 and incorporated herein by reference.

10.12

Canadian Intellectual Property Security Agreement dated June 30, 2015, by Mad Catz Interactive, Inc. and 1328158 Ontario Inc. in favor of NewStar Business Credit, LLC. This document was filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 13, 2015 and incorporated herein by reference.

10.13

Pledge Agreement dated June 30, 2015, by Mad Catz Interactive, Inc. in favor of NewStar Business Credit, LLC. This document was filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 13, 2015 and incorporated herein by reference.

10.14

Canadian Pledge Agreement dated June 30, 2015, by Mad Catz Interactive, Inc. in favor of NewStar Business Credit, LLC. This document was filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 13, 2015 and incorporated herein by reference.

10.15

Guaranty Agreement dated June 30, 2015, by Mad Catz Interactive, Inc. in favor of NewStar Business Credit, LLC. This document was filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 13, 2015 and incorporated herein by reference.

10.16

Guaranty Agreement dated June 30, 2015, by 1328158 Ontario, Inc. in favor of NewStar Business Credit, LLC. This document was filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 13, 2015 and incorporated herein by reference.

10.17

Guaranty Agreement dated June 30, 2015, by Mad Catz Interactive Asia Limited in favor of NewStar Business Credit, LLC. This document was filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 13, 2015 and incorporated herein by reference.

10.18

Canadian Guarantee dated June 30, 2015, by Mad Catz Interactive, Inc. and 1328158 Ontario Inc. in favor of NewStar Business Credit, LLC. This document was filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 13, 2015 and incorporated herein by reference.

10.19

Master Facilities Agreements dated June 30, 2015, by Mad Catz Europe Limited and Mad Catz Europe Limited in favor of Faunus Group International, Inc. This document was filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 13, 2015 and incorporated herein by reference.

10.20

Composite Guarantee and Debenture dated June 30, 2015, by Mad Catz Europe Limited, Mad Catz GmbH, and Mad Catz SAS in favor of Faunus Group International, Inc. This document was filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 13, 2015 and incorporated herein by reference.

10.21

General Security Agreement dated June 30, 2015, by 1328158 Ontario, Inc. and Mad Catz Interactive, Inc. in favor of Faunus Group International, Inc. This document was filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 13, 2015 and incorporated herein by reference.

10.22

Patent, Copyright and Trademark Security Agreement dated June 30, 2015 by Mad Catz, Inc. Mad Catz Interactive, Inc., and Mad Catz Interactive Asia Limited in favor of Faunus Group International, Inc. This document was filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 13, 2015 and incorporated herein by reference.

10.23

Guaranty dated June 30, 2015, by Mad Catz, Inc. in favor of Faunus Group International, Inc. This document was filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 13, 2015 and incorporated herein by reference.

10.24

Guaranty Agreement dated June 30, 2015, by Mad Catz Interactive Asia Limited in favor of Faunus Group International, Inc. This document was filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 13, 2015 and incorporated herein by reference.

10.25

Guarantee dated June 30, 2015, by 1328158 Ontario, Inc. and Mad Catz Interactive, Inc. in favor of Faunus Group International, Inc. This document was filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 13, 2015 and incorporated herein by reference.

10.26

Subordination and Intercreditor Agreement dated June 30, 2015, by Newstar business Credit, LLC, Mad Catz, Inc., 1328158 Ontario Inc., Mad Catz Interactive, Inc., and Mad Catz Interactive Asia LTD in favor of Faunus Group International, Inc. This document was filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 13, 2015 and incorporated herein by reference.

10.27

First Amendment to Loan and Security Agreement, dated September 8, 2015.  This document was filed as an exhibit to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 8, 2015 and incorporated herein by reference.

10.28	Second Amendment to Loan and Security Agreement, dated October 30, 2015.

10.29

Third Amendment to Loan and Security Agreement dated February 5, 2016. This document was filed as an exhibit to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 9, 2016 and incorporated herein by reference.

10.30

At the Market Offering Agreement by and among Mad Catz Interactive, Inc. and Ascendiant Capital Markets, LLC, dated November 5, 2015.  This document was filed as an exhibit to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 5, 2015 and incorporated herein by reference.

10.31*

Employment Agreement effective February 5, 2016, by and between Mad Catz Interactive, Inc. and Karen McGinnis. This document was filed as an exhibit to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 9, 2016 and incorporated herein by reference.

10.32*

Employment Agreement effective February 5, 2016, by and between Mad Catz Interactive, Inc. and David McKeon. This document was filed as an exhibit to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 9, 2016 and incorporated herein by reference.

10.33*

Employment Agreement effective February 5, 2016, by and between Mad Catz Interactive, Inc. and Andrew Young. This document was filed as an exhibit to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 9, 2016 and incorporated herein by reference.

10.34*

Employment Agreement effective February 5, 2016, by and between Mad Catz Interactive, Inc. and Tyson Marshall. This document was filed as an exhibit to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 9, 2016 and incorporated herein by reference.

10.35*

Employment Agreement effective April 22, 2014, by and between Mad Catz Interactive, Inc. and Brian Anderson. This document was filed as an exhibit to the Registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission for the fiscal year ended March 31, 2014 and incorporated herein by reference.

10.36*

Amended and Restated Employment Agreement effective April 22, 2014, by and between Mad Catz Interactive, Inc. and Darren Richardson. This document was filed as an exhibit to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 9, 2016 and incorporated herein by reference.

10.37*

Employment Agreement effective April 22, 2014, by and between Mad Catz Interactive, Inc. and Whitney Peterson. This document was filed as an exhibit to the Registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission for the fiscal year ended March 31, 2014 and incorporated herein by reference.

10.38*

Form of Indemnification Agreement This document was filed as an exhibit to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 5, 2014 and incorporated herein by reference.

10.39

Manufacturing, Publishing and Distribution Agreement, effective March 4, 2015, as amended April 26, 2016, for the manufacturing, co-publishing and distribution of Rock Band 4. Portions of this exhibit (indicated by asterisks) have been omitted pursuant to a request for confidential treatment pursuant to Rule 24b-2 under the Securities Exchange Act of 1934. This document was filed as an exhibit to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 19, 2015 and incorporated herein by reference.

10.40

First Amendment to Manufacturing, Publishing and Distribution Agreement, effective April 26, 2016. Portions of this exhibit (indicated by asterisks) have been omitted pursuant to a request for confidential treatment pursuant to Rule 24b-2 under the Securities Exchange Act of 1934. This document was filed as an exhibit to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 28, 2016 and incorporated herein by reference.

10.41

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

101

The following financial statements from the Mad Catz Interactive, Inc. Annual Report on Form 10-K for the year ended March 31, 2016, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive (Loss) Income, (iv) the Consolidated Statements of Shareholders’ Equity, (v) the Consolidated Statements of Cash Flows, and (vi) Notes to Consolidated Financial Statements.

*	Denotes management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MAD CATZ INTERACTIVE, INC.

By:	/s/ KAREN MCGINNIS
Karen McGinnis
President and Chief Executive Officer

Date: June 2, 2016

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ KAREN MCGINNIS	President and Chief Executive Officer (Principal Executive Officer)	June 2, 2016
Karen McGinnis

/s/ DAVID MCKEON	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	June 2, 2016
David McKeon

/s/ JOHN NYHOLT	Director	June 2, 2016
John Nyholt

/s/ SCOTT GUTHRIE	Director	June 2, 2016
Scott Guthrie

/s/ CARLO CHIARELLO Carlo Chiarello	Director	June 2, 2016

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

Mad Catz Interactive, Inc.:

We have audited the accompanying consolidated balance sheets of Mad Catz Interactive, Inc. and subsidiaries (the Company) as of March 31, 2016 and 2015, and the related consolidated statements of operations, comprehensive (loss) income, shareholders’ equity, and cash flows for each of the years in the three-year period ended March 31, 2016. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Mad Catz Interactive, Inc. and subsidiaries as of March 31, 2016 and 2015, and the results of their operations and their cash flows for each of the years in the three-year period ended March 31, 2016, in conformity with U.S. generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in note 2 to the consolidated financial statements, the Company’s recurring losses from operations and liquidity position raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

/s/ KPMG LLP

San Diego, California

June 2, 2016

MAD CATZ INTERACTIVE, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	March 31,	March 31,
	2016	2015
ASSETS
Current assets:
Cash	$2,436	$5,142
Restricted cash	680	-
Accounts receivable, net of allowances of $6,277 and $4,032 at March 31, 2016 and 2015, respectively	9,585	7,823
Other receivables	998	560
Inventories	23,005	15,479
Deferred tax assets	-	2,245
Income taxes receivable	159	967
Prepaid expenses and other current assets	2,969	1,293
Total current assets	39,832	33,509
Deferred tax assets	9,449	7,605
Other assets	531	418
Property and equipment, net	2,921	3,376
Intangible assets, net	2,270	2,584
Total assets	$55,003	$47,492
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Bank loans	$16,076	$7,920
Accounts payable	25,354	16,404
Accrued liabilities	8,153	4,196
Notes payable	73	1,015
Income taxes payable	173	141
Total current liabilities	49,829	29,676
Notes payable, less current portion	145	36
Warrant liabilities	300	1,187
Deferred tax liabilities	10	43
Other long-term liabilities	699	762
Total liabilities	50,983	31,704
Commitments and contingencies
Shareholders’ equity:
Common stock, no par value, unlimited shares authorized; 73,469,571 and 73,469,571 shares issued and outstanding at March 31, 2016 and 2015, respectively	63,552	63,128
Accumulated other comprehensive loss	(5,695)	(5,123)
Accumulated deficit	(53,837)	(42,217)
Total shareholders’ equity	4,020	15,788
Total liabilities and shareholders’ equity	$55,003	$47,492

See accompanying notes to consolidated financial statements.

MAD CATZ INTERACTIVE, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share data)

	Years Ended March 31,
	2016	2015	2014
Net sales	$134,074	$86,223	$89,629
Cost of sales	111,658	62,379	66,731
Gross profit	22,416	23,844	22,898
Operating expenses:
Sales and marketing	13,997	11,253	12,656
General and administrative	10,648	10,802	11,649
Research and development	3,699	2,995	4,238
Restructuring and severance costs	2,990	—	—
Acquisition related items	—	—	134
Amortization of intangible assets	445	437	743
Total operating expenses	31,779	25,487	29,420
Operating loss	(9,363)	(1,643)	(6,522)
Other (expense) income:
Interest expense, net	(1,698)	(775)	(659)
Foreign exchange loss, net	(703)	(784)	(870)
Change in fair value of warrant liabilities	887	598	74
Other income	94	172	142
Total expense	(1,420)	(789)	(1,313)
Loss before income taxes	(10,783)	(2,432)	(7,835)
Income tax (expense) benefit	(837)	7,179	394
Net (loss) income	$(11,620)	$4,747	$(7,441)
Net (loss) income per share:
Basic	$(0.16)	$0.07	$(0.12)
Diluted	$(0.16)	$0.07	$(0.12)
Shares used in per share computations:
Basic	73,469,571	64,350,893	63,757,395
Diluted	73,469,571	64,776,699	63,757,395

See accompanying notes to consolidated financial statements.

MAD CATZ INTERACTIVE, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

(in thousands)

	Years Ended March 31,
	2016	2015	2014
Net (loss) income	$(11,620)	$4,747	$(7,441)
Foreign currency translation adjustments	(572)	(3,366)	1,944
Comprehensive (loss) income	$(12,192)	$1,381	$(5,497)

See accompanying notes to consolidated financial statements.

MAD CATZ INTERACTIVE, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(in thousands, except share data)

	Common Stock		Accumulated Other Comprehensive	Accumulated	Total Shareholders’
	Shares	Amount	Loss	Deficit	Equity
Balance at March 31, 2013	63,477,399	$60,102	$(3,701)	$(39,523)	$16,878
Stock option exercises	454,107	188	—	—	188
Stock-based compensation	—	557	—	—	557
Net loss	—	—	—	(7,441)	(7,441)
Other comprehensive income	—	—	1,944	—	1,944
Balance at March 31, 2014	63,931,506	$60,847	$(1,757)	$(46,964)	$12,126
Issuance of common stock in connection with securities purchase agreement, net of issuance costs and fair value of warrants	8,980,773	1,525	—	—	1,525
Stock option exercises	557,292	236	—	—	236
Stock-based compensation	—	520	—	—	520
Net income	—	—	—	4,747	4,747
Other comprehensive loss	—	—	(3,366)	—	(3,366)
Balance at March 31, 2015	73,469,571	$63,128	$(5,123)	$(42,217)	$15,788
Stock-based compensation	—	424	—	—	424
Net loss	—	—	—	(11,620)	(11,620)
Other comprehensive loss	—	—	(572)	—	(572)
Balance at March 31, 2016	73,469,571	$63,552	$(5,695)	$(53,837)	$4,020

See accompanying notes to consolidated financial statements.

MAD CATZ INTERACTIVE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Years Ended March 31,
	2016	2015	2014
Cash flows from operating activities:
Net (loss) income	$(11,620)	$4,747	$(7,441)
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Depreciation and amortization	2,435	2,050	2,568
Accrued and unpaid interest expense on note payable	—	10	11
Amortization of deferred financing fees	336	87	39
(Gain) loss on disposal of assets	—	(73)	79
Stock-based compensation	424	520	557
Change in fair value of contingent consideration	—	—	(729)
Change in fair value of warrant liabilities	(887)	(598)	(74)
Provision (benefit) for deferred income taxes	368	(8,039)	(1,607)
Changes in operating assets and liabilities:
Accounts receivable	(1,802)	141	6,406
Other receivables	(448)	582	(142)
Inventories	(7,696)	1,024	7,265
Prepaid expenses and other current assets	(1,460)	187	1,216
Other assets	111	47	(153)
Accounts payable	9,140	1,627	(1,890)
Accrued liabilities	3,994	(1,131)	(1,601)
Deferred rent	(64)	410	—
Income taxes receivable/payable	820	(119)	(417)
Net cash (used in) provided by operating activities	(6,349)	1,472	4,087
Cash flows from investing activities:
Purchases of property and equipment	(1,753)	(2,067)	(1,461)
Purchases of intangible assets	(130)	—	(80)
Net cash used in investing activities	(1,883)	(2,067)	(1,541)
Cash flows from financing activities:
Borrowings on bank loans	128,833	65,442	69,810
Repayments on bank loans	(120,677)	(63,134)	(73,086)
Payment of financing fees	(818)	(85)	(40)
Changes in restricted cash	(680)	—	—
Borrowings on notes payable	95	—	—
Repayments on notes payable	(1,085)	(1,434)	—
Payment of expenses related to issuance of common stock	(164)	3,399	—
Proceeds from exercise of stock options	—	236	188
Payment of contingent consideration	—	—	(787)
Net cash provided by (used in) financing activities	5,504	4,424	(3,915)
Effects of foreign currency exchange rate changes on cash	22	(183)	92
Net (decrease) increase in cash	(2,706)	3,646	(1,277)
Cash, beginning of year	5,142	1,496	2,773
Cash, end of year	$2,436	$5,142	$1,496
Supplemental cash flow information:
Income taxes paid	$525	$870	$1,656
Interest paid	$1,677	$671	$532
Supplemental disclosures of noncash investing and financing activities:
Conversion of contingent consideration to note payable	$—	$—	$2,348
Fair value of warrants issued	$—	$1,710	$—

See accompanying notes to consolidated financial statements.

MAD CATZ INTERACTIVE, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(1)    Organization and Description of Business

Mad Catz Interactive, Inc. (“Mad Catz”) designs, manufactures (primarily through third parties in Asia), markets and distributes innovative interactive entertainment products marketed under its Mad Catz (gaming), Tritton (audio), and Saitek (simulation) brands. Mad Catz products, which primarily include headsets, mice, keyboards, controllers, specialty controllers, and other accessories, cater to gamers and simulation enthusiast across multiple platforms in including in-home gaming consoles, handheld gaming consoles, PC and Mac computers, smart phones, tablets and other smart devices. Mad Catz distributes its products through many leading retailers around the globe. Operationally headquartered in San Diego, California, Mad Catz also maintains offices in Europe and Asia.

(2)    Summary of Significant Accounting Policies

Basis of Presentation

The consolidated financial statements include the accounts of Mad Catz Interactive, Inc. and its wholly-owned subsidiaries, collectively, the Company. All intercompany transactions and balances have been eliminated in consolidation. The Company refers to its fiscal years based on the fiscal year ending date. For instance, fiscal year 2016 refers to the fiscal year ending March 31, 2016. All currency amounts are presented in U.S. dollars.

Liquidity and Capital Resources

The Company has incurred recurring losses from operations in each of the years in the three-year period ended March 31, 2016, generated negative cash flows from operations in the year ended March 31, 2016 and has negative working capital as of March 31, 2016.  The Company expects to generate income from operations and cash flow in fiscal 2017 by growing net sales of its core product lines, which excludes sales of Rock Band 4 products, improving gross margin and reducing its operating expenses as a result of the restructuring plan executed in the fourth quarter of fiscal 2016 (as disclosed in Note 11).  To meet its capital needs, the Company is also considering multiple alternatives, including, but not limited to, equity sales under its “at-the-market” (“ATM”) equity offering program (as disclosed below), additional equity financings, debt financings and other funding transactions. There can be no assurance that the Company will be able to achieve its fiscal 2017 financial plan or complete financing transactions on acceptable terms or otherwise. If the Company is unable to become cash-flow positive or to raise additional capital as and when needed, or upon acceptable terms, such failure would have a significant negative impact on our financial condition.

The Company also depends upon the availability of capital under the Loan Agreement and Facilities Agreement to finance operations, as disclosed in Note 7. Compliance with the monthly Adjusted EBITDA covenants in the Loan Agreement are closely tied to our fiscal 2017 financial plan. The Company operates in a rapidly evolving and often unpredictable business environment that may change the timing or amount of expected future sales and expenses. If the Company is unable to comply with the Adjusted EBITDA covenants contained in the Loan Agreement, as amended from time to time, SNB could declare the outstanding borrowings under the agreement immediately due and payable. Additionally, the Facilities Agreement may be terminated at any time upon at least three months’ notice. If the Company needs to obtain additional funds as a result of the termination of the Loan Agreement or Facilities Agreement or the acceleration of amounts due thereunder, there can be no assurance that alternative financing can be obtained on substantially similar or acceptable terms, or at all. The Company’s failure to promptly obtain alternate financing could limit our ability to implement our business plan and have an immediate, severe and adverse impact on our business, results of operations, financial condition and liquidity. In the event that no alternative financing is available, the Company would be forced to drastically curtail operations, or dispose of assets, or cease operations altogether.

The uncertainties described above raise substantial doubt about the Company’s ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

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

Concentration of Credit Risk

The Company’s credit risk is primarily concentrated in accounts receivable. The Company generally does not require collateral on accounts receivable because a majority of its customers are large, well-capitalized, established retail entities with operations throughout the United States, Canada and Europe, but does purchase credit insurance on certain accounts receivable balances. The Company maintains an allowance for doubtful accounts. For the year ended March 31, 2016, sales to the largest customer constituted 24% of gross sales and sales to the second largest customer constituted 16% of gross sales. For the year ended March 31, 2015, sales to the largest customer constituted 14% of gross sales and sales to the second largest customer constituted 10% of gross sales. For the year ended March 31, 2014, sales to the largest customer constituted 13% of gross sales and sales to the second largest customer constituted 11% of gross sales. At March 31, 2016, one customer represented 26%, of accounts receivable, another customer represented 12% of accounts receivable and another customer represented 8% of accounts receivable. At March 31, 2015, two customers each represented 14% of accounts receivable and another customer represented 11% of accounts receivable. For the years ended March 31, 2016, 2015 and 2014, there were no other customers which accounted for greater than 10% of gross sales and at March 31, 2016 and 2015, there were no other customers which represented greater than 10% of accounts receivable.

Fair Value of Financial Instruments and Fair Value Measurements

The carrying values of the Company’s financial instruments, including cash, accounts receivable, other receivables, accounts payable, accrued liabilities and income taxes receivable/payable approximate their fair values due to the short maturity of these instruments. The carrying value of the bank loans and the notes payable approximates their fair value as the interest rate and other terms are that which is currently available to the Company.

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

•	Level 3: Valuations derived from valuation techniques in which one or more significant inputs are unobservable in active markets.

The following table provides a summary of the recognized assets and liabilities carried at fair value on a recurring basis (in thousands):

	Balance as of	Basis of Fair Value Measurements
	March 31, 2016	Level 1	Level 2	Level 3
Liabilities:
Warrant liabilities (Note 10)	$(300)	$—	$—	$(300)

	Balance as of	Basis of Fair Value Measurements
	March 31, 2015	Level 1	Level 2	Level 3
Liabilities:
Warrant liabilities (Note 10)	$(1,187)	$—	$—	$(1,187)

The following tables provide a roll forward of the Company’s level three fair value measurements, which consist of the Company’s warrant liabilities, during the three years ended March 31, 2016 (in thousands):

Warrant liabilities:
Balance at March 31, 2013	$(149)
Change in fair value of warrant liabilities	74
Balance at March 31, 2014	$(75)
Securities purchase agreement	(1,710)
Change in fair value of warrant liabilities	598
Balance at March 31, 2015	$(1,187)
Change in fair value of warrant liabilities	887
Balance at March 31, 2016	$(300)

Revenue Recognition

The Company recognizes revenue when (1) there is persuasive evidence that an arrangement with the customer exists, which is generally a customer purchase order, (2) the products are delivered and risk of loss has been transferred to the customer, (3) the selling price is fixed or determinable and (4) collection of the customer receivable is deemed reasonably assured. The Company’s payment arrangements with customers typically provide net 30- and 60-day terms. All of the Company’s arrangements are single element arrangements and there are no undelivered elements after the point of shipment.

Amounts billed to customers for shipping and handling are included in net sales, and costs incurred related to shipping and handling is included in cost of sales. The Company excludes sales and other taxes collected from customers from net sales.

Allowance for Doubtful Accounts and Other Allowances

Accounts receivable are recorded net of an allowance for doubtful accounts and other sales related allowances. When evaluating the adequacy of the allowance for doubtful accounts, the Company analyzes known uncollectible accounts, the aging of accounts receivable, historical bad debts, customer credit-worthiness and current economic trends. The Company performs ongoing credit evaluations of its customers, obtains credit insurance for certain accounts receivable balances, but generally does not require collateral on its accounts receivable. The Company estimates the need for allowances for potential credit losses based on historical collection activity and the facts and circumstances relevant to specific customers and records a provision for uncollectible accounts when collection is uncertain. To date, the Company has not experienced significant credit related losses.

The Company records allowances for customer marketing programs, including certain rights of return, price protection, volume-based cash incentives and cooperative advertising. The estimated cost of these programs is accrued as a reduction to revenue when they are customer payments or incentives, or as an operating expense when they represent shared marketing expenses, in the later of the period the Company sells the product or commits to the program. Such amounts are estimated, based on historical experience and contractual terms, and periodically adjusted based on historical and anticipated rates of returns, inventory levels and other factors.

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

Property and Equipment

Property and equipment are stated at cost less accumulated depreciation and amortization. Property and equipment are depreciated or amortized using the straight-line method over the estimated useful lives of the assets as follows:

Molds	3 years
Computer equipment and software	3 years
Manufacturing and office equipment	3 – 5 years
Furniture and fixtures	5 – 6 years
Leasehold improvements	Shorter of estimated useful life or remaining life of lease

Major improvements and betterments are capitalized.

Intangible Assets

Intangible assets are stated at cost less accumulated amortization and are amortized over the estimated useful lives of the assets on a straight-line basis. The range of useful lives is as follows:

Useful Life (Years)
Trademarks	6 - 15
Customer relationships	6 - 8

Impairment of Long-Lived Assets

Long-lived assets, such as property and equipment and purchased intangibles subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset. Assets to be disposed of would be separately presented in the balance sheet and reported at the lower of the carrying amount or fair value less costs to sell, and are no longer depreciated. The assets and liabilities of a disposal group classified as held for sale would be presented separately in the appropriate asset and liability sections of the balance sheet. The Company did not record impairment of long-lived assets in fiscal years 2016, 2015 and 2014.

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

Advertising

Advertising costs, which totaled $4,853,000, $2,132,000, and $2,575,000 for the years ended March 31, 2016, 2015 and 2014, respectively, are expensed as incurred. Cooperative advertising with retailers is recorded when revenue is recognized and such amounts are included in sales and marketing expense if there is a separate identifiable benefit with a fair value. Otherwise, such costs are recognized as a reduction of sales.

Research and Development

Research and development costs, which totaled $3,699,000, $2,995,000 and $4,238,000 for the years ended March 31, 2016, 2015 and 2014, respectively, are expensed as incurred.

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

At the Market Offering Agreement

On November 4, 2015, the Company established an “at-the-market” (“ATM”) equity offering program through which the Company may sell from time to time up to an aggregate of $25.0 million of its common stock. As of March 31, 2016, no shares of the Company’s common stock have been sold.

Net (Loss) Income per Share

Basic net (loss) income per share is computed by dividing the net (loss) income for the period by the weighted average number of common shares outstanding during the period. Diluted net (loss) income per share is computed by dividing net (loss) income for the period by the weighted average number of common shares outstanding, increased by potentially dilutive securities. Potentially dilutive securities are calculated using the treasury stock method and represent incremental shares issuable upon exercise of outstanding stock options and warrants. However, potentially dilutive securities are not included in the denominator of the diluted earnings per share calculation when inclusion of such shares would be anti-dilutive. As a result, the denominator for diluted loss per share is the same as the weighted average common shares in periods when a net loss is reported.

The following table sets forth the computation of diluted weighted average common and potential common shares outstanding for the years ended March 31, 2016, 2015 and 2014 (in thousands, except share and per share amounts):

	Years Ended March 31,
	2016	2015	2014
Numerator:
Net (loss) income	$(11,620)	$4,747	$(7,441)
Denominator:
Weighted average common shares	73,469,571	64,350,893	63,757,395
Effect of dilutive share-based awards	—	425,806	—
Denominator for diluted net (loss) income per share	73,469,571	64,776,699	63,757,395
Net (loss) income per share:
Basic	$(0.16)	$0.07	$(0.12)
Diluted	$(0.16)	$0.07	$(0.12)
Anti-dilutive securities excluded from the computation of diluted (loss) income per share:
Outstanding options	7,934,507	7,034,897	7,644,948
Outstanding warrants	7,031,305	2,639,337	2,540,918

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

Comprehensive (Loss) Income

Comprehensive (loss) income consists of net (loss) income and certain changes in equity that are excluded from net (loss) income. Accumulated other comprehensive loss represents net unrealized gains and losses from foreign currency translation adjustments.

Restructuring and Severance Costs

Restructuring and severance costs reflect changes resulting from cost reduction programs implemented by the Company. Restructuring and severance costs include severance benefits pursuant to an on-going arrangement, voluntary termination compensation under a defined program and exit costs.

The Company recognizes expense for one-time benefits only after management has committed to a plan, the plan is sufficiently detailed to provide the number, classification, and location of employees to be terminated as well as the expected completion date, the plan has been sufficiently communicated to employees such that they are able to determine the type and amount of benefits they will receive if terminated, and it is unlikely that the plan will be significantly changed or withdrawn. If an employee is not required to render service beyond a minimum retention period, the Company recognizes expense once the aforementioned criteria have been met. If an employee is required to render service beyond a minimum retention period, the Company recognizes expense over the period that the employee is required to render future service. The Company recognizes expense for on-going benefit arrangements when the liability is reasonably estimable and considered probable. The Company recognizes other exit costs as incurred.

Recently Issued Accounting Standards

In March 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-09, Compensation – Stock Compensation, which amends several aspects of share-based payment accounting. This guidance requires all excess tax benefits and tax deficiencies to be recorded in the income statement when the awards vest or are settled, with prospective application required. The guidance also changes the classification of such tax benefits or tax deficiencies on the statement of cash flows from a financing activity to an operating activity, with retrospective or prospective application allowed. Additionally, the guidance requires the classification of employee taxes paid when an employer withholds shares for tax-withholding purposes as a financing activity on the statement of cash flows, with retrospective application required. This ASU is effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2016. Early adoption is permitted. The Company is currently evaluating the impact of the new guidance on the consolidated financial statements and related disclosures.

In February 2016, the FASB issued ASU 2016-02, Leases, which amends the existing accounting standards for lease accounting and requiring lessees to recognize lease assets and lease liabilities for all leases with lease terms of more than 12 months, including those classified as operating leases. Both the asset and liability will initially be measured at the present value of the future minimum lease payments, with the asset being subject to adjustments such as initial direct costs. Consistent with current U.S. Generally Accepted Accounting Principles (“GAAP”), the presentation of expenses and cash flows will depend primarily on the classification of the lease as either a finance or an operating lease. The new standard also requires additional quantitative and qualitative disclosures regarding the amount, timing and uncertainty of cash flows arising from leases in order to provide additional information about the nature of an organization’s leasing activities. ASU 2016-02 is effective for annual and interim periods beginning after December 15, 2018. ASU 2016-02 mandates a modified retrospective transition method with early adoption permitted.  The Company is currently evaluating the effect that ASU 2016-02 will have on its consolidated financial statements and related disclosures.

In November 2015, the FASB issued ASU 2015-17, Balance Sheet Classification of Deferred Taxes, which removes the requirement to separate deferred income tax liabilities and assets into current and noncurrent amounts in a classified statement of financial position. Instead, the update requires that deferred tax liabilities and assets be classified as noncurrent in a classified statement of financial position. ASU 2015-17 is effective for public business entities for fiscal years beginning after December 15, 2016, with prospective or retrospective application allowed to all periods presented. Early application is permitted. The Company has elected to early adopt, prospectively, this guidance in the fourth quarter ended March 31, 2016. As a result, the deferred tax assets and deferred tax liabilities on the consolidated balance sheet as of March 31, 2015 have not been reclassified to conform to the March 31, 2016 presentation.

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

In April 2015, the FASB issued ASU No. 2015-03, Interest—Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs, which requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The amendment is effective for annual reporting periods beginning after December 15, 2015 and interim periods within those annual periods with early adoption permitted. The adoption of this guidance is not expected to have a material impact on the Company’s financial condition or results of operations.

In August 2014, the FASB issued ASU 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern. ASU 2014-15 requires management to perform interim and annual assessments of an entity’s ability to continue as a going concern for a one year period subsequent to the date of the financial statements. An entity must provide certain disclosures if conditions or events raise substantial doubt about the entity’s ability to continue as a going concern. The guidance is effective for all entities for the first annual period ending after December 15, 2016 and interim periods thereafter, with early adoption permitted. Adoption of this guidance is not expected to have any impact on the Company’s financial condition or results of operations.

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers. ASU 2014-09 outlines a comprehensive revenue recognition model and supersedes most current revenue recognition guidance. ASU 2014-09 is effective for annual reporting periods, and interim periods within those annual periods, beginning after December 15, 2017.

ASU 2014-09 allows for two methods of adoption : (a) “full retrospective” adoption, meaning the standard is applied to all periods presented, or (b) “modified retrospective” adoption, meaning the cumulative effect of applying ASU 2014-09 is recognized as an adjustment to the opening retained earnings balance for the year of implementation. The Company has not yet selected an adoption method as it is currently evaluating the impact of ASU 2014-09 on the Company’s consolidated financial statements and related disclosures.

(3)    Notes Payable

In May 2010, the Company acquired all of the outstanding stock of Tritton Technologies Inc. (“Tritton”) for $1,400,000 cash, subject to a working capital adjustment, and contingent consideration based on a percentage of future sales of Tritton products over a five-year period, subject to maximum annual amounts, up to an aggregate of $8,700,000. Through May 2013, the Company paid $4,788,000 for the first three years of the five-year contingent period. In February 2014, the Company and individuals who held approximately 99% of Tritton prior to the purchase (the “Sellers”) entered into a Settlement and Release Agreement (the “Settlement Agreement”). Under the Settlement Agreement, the Company agreed to issue to the Sellers a Promissory Note (the “Note Payable”) providing for payments to the Sellers in an aggregate amount equal to $2,475,000 over a two-year period commencing in May 2014, which replaced the final two years of contingent consideration. As of March 31, 2016, the present value of the Note Payable is $25,000, with an effective interest rate of 5.25%.

Also included in notes payable at March 31, 2016 are a note payable related to tenant improvements and notes payable related to property plant and equipment, with present values of $107,000 and $86,000, respectively.

(4)    Inventories

Inventories consist of the following (in thousands):

	March 31,
	2016	2015
Raw materials	$1,119	$735
Finished goods	21,886	14,744
	$23,005	$15,479

The amount of inventory pledged as debt obligation collateral totaled $22,817,000 at March 31, 2016.

On May 4, 2016, the Company’s agreement with Harmonix Music Systems, Inc. (“Harmonix”) to co-publish and manufacturer hardware for the Rock Band 4 video game was terminated.  As a result, the Company has a 120-day wind-down period, which will end September 6, 2016, to sell the remaining Rock Band 4 inventory.  Included in finished goods at March 31, 2016 is $8,301,000 of Rock Band 4 inventory.

.

(5)    Property and Equipment

Property and equipment, net, consist of the following (in thousands):

	March 31,
	2016	2015
Molds	$8,520	$9,503
Computer equipment and software	2,204	2,112
Manufacturing and office equipment	1,406	1,701
Leasehold improvements	1,039	1,052
Furniture and fixtures	473	478
	13,642	14,846
Less: Accumulated depreciation and amortization	(10,721)	(11,470)
	$2,921	$3,376

Depreciation and amortization expense related to property and equipment totaled $1,938,000, $1,524,000, and $1,825,000 for the years ended March 31, 2016, 2015 and 2014, respectively.

(6)    Intangible Assets

Acquired intangible assets, net, consist of the following (in thousands):

	March 31, 2016			March 31, 2015
	Cost	Accumulated Amortization	Net Book Value	Cost	Accumulated Amortization	Net Book Value
Trademarks	$4,114	$2,088	$2,026	$3,984	$1,756	$2,228
Customer relationships	900	$656	244	900	544	356
Intangible assets	$5,014	$2,744	$2,270	$4,884	$2,300	$2,584

Amortization of intangible assets was approximately $445,000, $437,000 and $743,000 in fiscal 2016, 2015 and 2014, respectively.

As of March 31, 2016, the future estimated amortization expense for these acquired intangible assets for the next five years and thereafter is expected to be as follows (in thousands):

Years ending March 31:
2017	$450
2018	449
2019	356
2020	337
2021	323
Thereafter	355
$2,270

(7)    Bank Loans

On June 30, 2015, Mad Catz, Inc. (“MCI”), a wholly-owned subsidiary of the Company, entered into a Loan and Security Agreement (the “Loan Agreement”) with Sterling National Bank (“SNB”), formerly NewStar Business Credit LLC, to provide for a $20.0 million revolving line of credit (which increased to $35.0 million from September 1, 2015 through February 29, 2016) subject to the availability of eligible accounts receivable and inventories, which changes throughout the year. The Loan Agreement expires on June 30, 2018. Pursuant to the Loan Agreement, SNB will advance MCI up to 85% of the value of eligible accounts receivables, depending on dilution rates. Also, MCI may borrow against eligible inventory, subject to an inventory sublimit amount and certain other conditions. The inventory sublimit amount is the lesser of 85% of net orderly liquidation value of eligible inventory (as defined in the Loan Agreement), 60% of the lower of cost or market value of eligible inventory, or 2.3333 times (which can be modified from time to time with approval from SNB) eligible accounts receivable under the Loan Agreement. Borrowings under the Loan Agreement accrue interest on the daily outstanding balance at 4.5% plus 30-day LIBOR rate per annum, with a LIBOR floor of 1.0%. MCI is also required to pay a commitment fee equal to 1.0% of the facility upon entry into the Loan Agreement, an unused line fee equal to 0.25% per annum of the unused portion of the facility and a collateral monitoring fee of $1,500 per month. The Company is required to meet a monthly financial covenant based on a trailing twelve months’ Adjusted EBITDA, as defined. As of March 31, 2016 the Company was in compliance with the covenants. Additionally, on June 30, 2015, Mad Catz Europe Ltd. (“MCE”), a wholly-owned subsidiary of the Company, entered into a Master Facilities Agreement (the “Facilities Agreement”) with Faunus Group International, Inc. (“FGI”) to provide for a $10.0 million secured demand credit facility subject to the availability of eligible accounts receivable and inventories, which changes throughout the year. The Facilities Agreement has a three-year term, although FGI may terminate the facility at any time upon at least three months’ notice. Pursuant to the Facilities Agreement, FGI will advance MCE up to 85% of the value of eligible accounts receivable, depending on dilution rates. Also, MCE may borrow against eligible inventory, subject to an inventory sublimit amount and certain other conditions.

(8)    Stock-Based Compensation

The Company’s Stock Option Plan (the “2007 Plan”) allows the Company to grant options to purchase common stock to employees, officers and directors up to a maximum of 10,300,000 shares of common stock. Options granted under the 2007 Plan expire ten years from the date of grant and generally vest over a period of four years, with the first 25% vesting on the one-year anniversary of the grant date and the remainder vesting monthly over the remaining 36 months. At March 31, 2016, a total of 688,395 shares were available for future grant under the 2007 Plan.  Due to the employee terminations executed as part of the restructuring plan, 3,018,629 shares were forfeited subsequent to March 31, 2016; therefore, at May 31, 2016, a total of 3,707,024 shares were available for future grant under the 2007 Plan.

A summary of option activity is presented as follows:

	Years Ended March 31,
	2016		2015		2014
	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price
Outstanding, beginning of year	7,941,811	$0.64	7,199,982	$0.66	9,364,744	$0.66
Granted	241,506	0.54	1,875,000	0.56	362,054	0.50
Exercised	-	-	(557,292)	0.42	(454,107)	0.41
Expired/canceled	(676,984)	0.57	(575,879)	0.88	(2,072,709)	0.89
Outstanding, end of year	7,506,333	$0.64	7,941,811	$0.64	7,199,982	$0.66
Exercisable, end of year	6,484,514	$0.65	5,368,481	$0.66	5,542,304	$0.65
Vested and expected to vest, end of year	7,430,366	$0.64	7,718,407	$0.64	6,716,143	$0.66

As of March 31, 2016, the aggregate intrinsic value of options outstanding was $0 and the weighted average remaining contractual term of these options was 3.5 years; the aggregate intrinsic value of options exercisable was $0, and the remaining weighted average contractual term of these options was 2.7 years. The aggregate intrinsic value of options exercised in fiscal years 2016, 2015 and 2014 was $0, $72,000 and $101,000, respectively. As of March 31, 2016, the total unrecognized compensation cost related to unvested options was $346,000, which is expected to be recognized over a weighted-average period of 2.3 years.

The weighted average per share fair value of the options granted during the years ended March 31, 2016, 2015 and 2014 were $0.38, $0.34 and $0.35, respectively.

The Company estimated the fair value of each stock option grant on the date of grant using the Black-Scholes model with the following assumptions for the years ended March 31, 2016, 2015 and 2014:

Years Ended March 31,
	2016	2015	2014
Assumptions:
Expected volatility	75% - 85%	76% - 77%	84% - 90%
Risk-free interest rate	1.62% - 1.82%	1.53% - 1.78%	0.68% - 1.72%
Dividend yield	—	—	—
Expected term	5 - 7 years	5 years	5 - 7 years

Stock-based compensation expense, net of taxes, for the years ended March 31, 2016, 2015 and 2014 were      approximately $301,000, $365,000 and $485,000, respectively.

(9)    Income Taxes

The components of loss before income taxes and income tax (benefit) expense are summarized as follows (in thousands):

	Years Ended March 31,
	2016	2015	2014
Income (loss) before income taxes:
United States	$1,757	$744	$(4,324)
Foreign	(12,540)	(3,176)	(3,511)
	$(10,783)	$(2,432)	$(7,835)
Income tax expense (benefit):
Current:
Federal (U.S.)	$—	$—	$—
State (U.S.)	21	(33)	55
Foreign	416	611	527
	437	578	582
Deferred:
Federal (U.S.)	110	(6,667)	—
State (U.S.)	98	(2,088)	—
Foreign	192	998	(976)
	400	(7,757)	(976)
Income tax expense (benefit)	$837	$(7,179)	$(394)

The following schedule reconciles the difference between reported income tax expense (benefit) and the amount computed by multiplying loss before income taxes by the Company’s applicable Canadian statutory tax rate of approximately 26.5% (in thousands):

	Years Ended March 31,
	2016	2015	2014
Income tax benefit using the Company’s Canadian statutory tax rates	$(2,858)	$(645)	$(2,076)
Income taxed in jurisdictions other than Canada	2,250	1,172	(405)
Net operating loss adjustment and expirations	509	841	181
Change in valuation allowance	692	(8,538)	1,572
Other tax increases due to nondeductible expenses	318	120	126
Gain on change in fair value of warrant liabilities	(227)	(152)	(9)
Tax rate changes	216	—	189
Other	(63)	23	28
Income tax expense (benefit)	$837	$(7,179)	$(394)
Effective tax rate	(7.8% )	295.2%	5.0%

The sources of significant temporary differences that give rise to the deferred tax assets and liabilities are as follows (in thousands):

	March 31,
	2016	2015
Deferred tax assets:
Tax loss carryforwards	$13,998	$15,186
Difference between book and tax basis of inventories	1,573	645
Difference between book and tax basis of accounts receivables	388	313
Deferred fees not currently deductible	173	163
Accruals and reserves not currently deductible	1,015	710
Difference between book and tax basis of intangible assets, property & equipment	606	825
Unclaimed depreciation on property and equipment	41	124
Goodwill and intangibles	609	683
Unclaimed scientific research expenditures	162	166
Foreign tax credits	1,804	1,553
Other	162	194
	20,531	20,562
Less valuation allowance	(9,802)	(9,157)
	$10,729	$11,405
Deferred tax liabilities:
Federal liability on state tax loss	$559	$702
Prepaid liabilities	37	58
Intangibles	693	838
	$1,289	$1,598
Net deferred tax assets	$9,440	$9,807

In assessing the ability to realize the deferred tax assets, management considers whether it is more likely than not that some portion or all of the assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income in each tax jurisdiction during the periods in which temporary differences in those jurisdictions become deductible. Management considers the scheduled reversal of deferred liabilities, projected future taxable income, and tax planning strategies in making this assessment. The valuation allowance is based on our assessment that it is more likely than not that certain deferred tax assets will not be realized in the foreseeable future in each tax jurisdiction. The Company increased its valuation allowance by $0.6 million for the year ended March 31, 2016.

In fiscal year 2015, the Company consolidated the research and development facilities away from the United States resulting in the transfer of risks associated with certain intellectual property to our Hong Kong subsidiary.  As a result, the Company conducted a transfer pricing study to reflect the responsibilities, functions, and risks of our subsidiaries, which was completed during the fourth quarter of fiscal 2015, and accordingly, revised the transfer pricing policies to reflect changes in the business and the results of the study. As a result of the revised transfer pricing policies and an analysis of the timing of reversals and expirations of our temporary differences, the Company determined that it is more likely than not that a portion of the deferred tax assets in the U.S. will be realized and, accordingly, released $8.8 million of the valuation allowance against those deferred tax assets. The Company continues to record a valuation allowance of $70,000 against U.S. deferred tax assets related to tax attributes that will expire prior to utilization. The Company continues to record a full valuation allowance against its Hong Kong deferred tax assets of $3.7 million due to the uncertainty over future profitability as well as the fact that the Company has a three year cumulative book pre-tax loss. Additionally, the Company continues to record a valuation allowance against certain other foreign deferred tax assets including a full valuation allowance against the deferred tax assets of the Company’s Canadian holding company, MCII. The Company believes there is insufficient evidence to conclude that realization of the benefit is more likely than not and, therefore, the Company continues to record a valuation allowance on these assets. MCII is a corporate entity, which has no revenue or other income, and incurs corporate-related expenses. Taxable losses are incurred each year and MCII has a history of operating losses. These circumstances are not anticipated to change and, therefore, the Company does not expect MCII to generate sufficient taxable income in the foreseeable future to enable the entity to utilize its tax loss carryforwards. The following schedule represents the Company’s valuation allowances, by jurisdiction (in thousands):

	Years Ended March 31,
	2016	2015
Mad Catz Europe Limited	(960)	(1,097)
Mad Catz Interactive, Inc.	(3,262)	(3,447)
Mad Catz Canada	(834)	(856)
Mad Catz Interactive Asia Limited	(3,728)	(1,540)
Mad Catz France	(946)	(995)
Mad Catz, Inc.	(72)	(1,222)
	(9,802)	(9,157)

The Company will continue to evaluate the ability to realize its deferred tax asset on an ongoing basis to identify whether any significant changes in circumstances or assumptions have occurred that could materially affect the ability to realize its deferred tax assets.

The following schedule represents the Company’s net operating loss carryforwards as of March 31, 2016 and the year they start to expire (in thousands):

	Amount	Year Start to Expire
Hong Kong	$22,082	No expiration
California State	18,608	2017 (a)
Canada	10,052	2026
United States Federal	9,090	2022 (a)
United Kingdom	6,789	No expiration
France	2,839	No expiration
Japan	471	2023

(a)

The Internal Revenue Code (the “Code”) limits the future availability of net operating loss and tax credit carryforwards that arose prior to certain cumulative changes in a corporation’s ownership resulting in a change of control. As a result of an acquisition in 2007, the Company acquired federal and state net operating loss carryforwards of approximately $2.8 million, which are subject to an annual limitation based on the ownership change. As of March 31, 2016, the Company did not experience any additional ownership changes under IRC 382.

The Company also has net capital loss carryforwards in Canada of $2.4 million, which are available indefinitely to offset taxable capital gains.

The Company does not record deferred income taxes on the approximate $27.8 million of undistributed earnings of its non-Canadian subsidiaries based upon the Company’s intention to permanently reinvest undistributed earnings. The Company may be subject to income and withholding taxes if earnings of the non-Canadian subsidiaries were distributed. Considering tax loss carry forwards in Canada, the deferred tax liability on the Company’s undistributed earnings would be no more than $1.7 million at March 31, 2016. However, if the subsidiary is a designated tax treaty country with Canada then the repatriated earnings may only be subject to withholding taxes.

There were no unrecognized tax benefits at March 31, 2016 and 2015, and the Company does not foresee any material changes to unrecognized tax benefits within the next twelve months. The Company’s policy is to recognize interest and penalties related to unrecognized tax benefits, if applicable, in income tax expense.

The Company is subject to taxation in the U.S. and various states and foreign jurisdictions.  The Company’s historical tax years are subject to examination by the Internal Revenue Service and various state jurisdictions for fiscal years ended March 31, 2013 to the present. With few exceptions, the Company is no longer subject to foreign examinations by tax authorities for fiscal years ended before March 31, 2012. In certain of the Company’s foreign subsidiaries, all of historical tax years are subject to examination by various foreign tax authorities due to the generation of net operating losses.

(10)    Securities Purchase Agreements

2015 Securities Purchase Agreement

On March 24, 2015, the Company entered into a Securities Purchase Agreement (the “2015 Securities Purchase Agreement”) with certain accredited investors, pursuant to which the Company sold (a) an aggregate of 8,980,773 shares of its common stock (the “2015 Shares”) and (b) warrants to purchase an aggregate of 4,490,387 shares of common stock of the Company (“2015 Warrants” and, together with the 2015 Shares, the “2015 Securities”). The 2015 Securities were issued at a price equal to $0.41 per share for aggregate gross proceeds of approximately $3,682,000. The 2015 Warrants became exercisable on September 24, 2015 at a per share exercise price equal to $0.61 and expire on September 24, 2020. The 2015 Warrants are subject to limitation on exercise if the Holder or its affiliates would beneficially own more than 9.99%/4.99% of the total number of the Company’s shares of common stock following such exercise. The 2015 Warrants also provide that in the event of a Company Controlled Fundamental Transaction (as defined in the 2015 Warrants), the Company may, at the election of the 2015 Warrant holder, be required to redeem all or a portion of the 2015 Warrants for cash in an amount equal to the Black-Scholes Option Pricing Model value. As a result of this cash settlement provision, the 2015 Warrants are classified as liabilities. The fair value of the 2015 Warrants decreased from $1,710,000 as of the initial valuation date to $1,172,000 as of March 31, 2015, which resulted in a $538,000 gain from the change in fair value of warrants for the year ended March 31, 2015. The fair value of the warrants decreased from $1,172,000 as of March 31, 2015 to $300,000 as of March 31, 2016, which resulted in an $872,000 gain from the change in fair value of warrants for the year ended March 31, 2016. The 2015 Warrants are not traded in an active securities market, and as such, the Company estimates the fair value of the of the warrant liability using the Black-Scholes option pricing model using the following assumptions:

	March 31, 2016	March 31, 2015
Expected term	4.5 years	5.5 years
Common stock market price	$0.21	$0.37
Risk-free interest rate	1.13%	1.46%
Volatility	71%	100%

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

The fair value of the 2011 Warrants decreased from $149,000 as of March 31, 2013 to $75,000 as of March 31, 2014, which resulted in a $74,000 gain from the change in fair value of warrants for the year ended March 31, 2014. The fair value of the 2011 Warrants decreased from $75,000 as of March 31, 2014 to $15,000 as of March 31, 2015, which resulted in a

$60,000 gain from the change in fair value of warrants for the year ended March 31, 2015. The fair value of the 2011 Warrants decreased from $15,000 as of March 31, 2015 to $0 as of March 31, 2016, which resulted in a $15,000 gain from the change in fair value of warrants for the year ended March 31, 2016.

The 2011 Warrants are not traded in an active securities market, and as such, the Company estimates the fair value of the 2011 Warrants using the Black-Scholes option pricing model using the following assumptions:

	March 31, 2016	March 31, 2015
Expected term	0.5 years	1.5 years
Common stock market price	$0.21	$0.37
Risk-free interest rate	0.39%	0.41%
Expected volatility	88.94%	73.53%

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

(11)    Restructuring and Severance Charges

During the fourth quarter of fiscal 2016, management initiated a restructuring plan in order to lower operating costs, increase efficiencies and better align the Company’s workforce with the needs of the business. In connection with the restructuring plan, the Company incurred total restructuring and related charges of approximately $2,990,000, primarily related to severance and benefits afforded to terminated employees and officers.

The following table summarizes the restructuring and severance costs for the year ended March 31, 2016 (in thousands):

	Employee-Related	Other	Total
Costs incurred	$2,828	$162	$2,990
Amounts paid	(1,083)	(0)	(1,083)
Restructuring Liability as of March 31, 2016	$1,745	$162	$1,907

Employee-related costs primarily include severance and other termination benefits and are calculated based on long-standing benefit practices, local statutory requirement and, in certain cases, voluntary termination arrangements.

Other costs consist primarily of costs to exit auto leases and other costs directly related to employee terminations in certain European locations.

(12)    Commitments and Contingencies

Litigation

On October 3, 2013, the Company filed a complaint for patent infringement styled Mad Catz Interactive, Inc. v. Razer USA, Ltd., Case No. 13-cv-02371-GPC-JLB, in the United States District Court for the Southern District of California against Razer USA, Ltd. (“Razer”). The complaint alleges that the Company holds an exclusive license, within the United States, to make, use, sell, offer for sale, import, gift or otherwise dispose of the any product falling within the scope of one or more claims of U.S. Patent No. 6,157,370 (the “‘370 Patent”), including all right, power and interest to enforce the ‘370 Patent against any and all third parties, as well as exclusive standing to bring suit against any third party infringing the ‘370 Patent. The complaint further alleges that Razer has infringed and continues to infringe the ‘370 Patent by making, using, offering for sale, selling, and/or importing in the United States certain products covered by one of more claims of the ‘370

Patent, including Razer’s “Ouroboros” computer mouse. On January 10, 2014, Razer filed a counterclaim against the Company for alleged infringement of U.S. Patent No. 8,605,063 (the “‘063 Patent”). Razer further contends that the ‘370 Patent is invalid and unenforceable, and denies infringement. Mad Catz also contends that the ‘063 Patent is invalid and unenforceable, and denies infringement. In March 2016, the matter settled by virtue of a confidential settlement and license agreement with both sides dismissing their respective actions with prejudice.  The outcome of these proceedings did not have any material adverse effect on the Company.

On March 11, 2014, the Better Mouse Company, LLC (“BMC”) filed a complaint against the Company and its subsidiary, Mad Catz, Inc., for patent infringement in the United States District Court for the Eastern District of Texas. The action is styled Better Mouse Company, LLC v. Steelseries Aps et al, Lead Civil Action No. 2:14-CV-198. By its complaint, the plaintiff alleges that the Company and its subsidiary have infringed and continue to infringe U.S. Patent No. 7,532,200. The parties began mediation in August 2015, and, after extensive negotiations, in September 2015 the parties entered into a confidential Settlement and License Agreement, wherein the parties stipulated to a complete dismissal of the action with prejudice.  In September 2015, the court granted the parties’ stipulation and entered its judgment dismissing the action with prejudice. The outcome of this proceeding did not have any material adverse effect on the Company.

On November 21, 2014, Samsung Electronics Co., Ltd. and Samsung Austin Semiconductor, LLC (collectively, “Samsung”) filed a complaint against the Company (and numerous third parties, including Nvidia Corporation) for patent infringement in the United States International Trade Commission. The complaint is styled In the Matter of Certain Graphics Processing Chips, Systems on a Chip, and Products Containing the Same, Investigation No. 377-TA-941 and alleges that the defendants have infringed and continue to infringe U.S. Patent Nos. 6,147,385, 6,173,349, 7,056,776, and 7,804,734 by offering for sale, selling, and/or importing into the United States certain graphics processing units, systems on a chip, and products containing the same that, allegedly, are covered by one of more claims of the above-cited patents. Specifically, as to the Company, Samsung alleges that the Company’s M.O.J.O. micro-console for Android product, which utilizes the Nvidia Tegra 4 T40S systems on a chip, directly infringes one of more claims of at least one of the patents at issue. On December 30, 2014, the United States International Trade Commission (the “Commission”) instituted an investigation into the matter to determine whether there is a violation of the Tariff Act of 1930, as amended, by reason of the alleged infringement of the above-cited patents. On December 22, 2015, the administrative law judge issued his initial decision, finding a violation of three patents (the ’385, ’349, and ’734 patents). The remaining Respondents and the Office of Unfair Import Investigations filed petitions for review. On February 24, 2016, the Commission determined to review some of the petitioned issues. The target date for completion of the Commission’s investigation, as extended, is June 17, 2016. The Company believes that the allegations lack merit and intends to vigorously defend all claims asserted. It is impossible at this time to assess whether the outcome of this proceeding will have a material adverse effect on the Company. The Company has not recorded any accrual for a contingent liability associated with this legal proceeding based on the belief that a liability, while possible, is not probable and any range of potential future charge cannot be reasonably estimated at this time.

In March 2016, Performance Design Products LLC (“PDP”), filed a complaint against MCI for patent infringement in the United States District Court for the Southern District of California.  The complaint is styled Performance Design Products LLC v. Mad Catz, Inc., Civil Action No. 16-cv-0629-GPC-RBB and it alleges that MCI has infringed and continues to infringe U.S. Patent No. D624,078 (the “’078 Patent”) by making, using, offering for sale, selling, and/or importing in the United States the Street Fighter V FightPad PRO covered by one of more claims of the ’078 Patent.  The complaint was formally served on MCI in March 2016.  In May 2016, MCI move to dismiss the complaint for failure to state a claim against MCI.  The Court has set a hearing on MCI’s motion to dismiss for June 2016.  No trial date has been set and no discovery has commenced.  The Company believes that the allegations lack merit and intends to vigorously defend all claims asserted. It is impossible at this time to assess whether the outcome of these proceedings will have a material adverse effect on the Company. MCI has not recorded any accrual for a contingent liability associated with these legal proceedings based on the belief that a liability, while possible, is not probable and any range of potential future charge cannot be reasonably estimated at this time.

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

Leases

The Company is obligated under certain non-cancelable operating leases, primarily for warehouses and office space. Rent expense for operating leases was approximately $1,692,000, $1,881,000 and $2,274,000 for the years ended March 31, 2016, 2015 and 2014, respectively.

Annual future minimum rental payments required under operating leases as of March 31, 2016 are as follows (in thousands):

Years ending March 31:
2017	$1,632
2018	1,230
2019	1,027
2020	716
Thereafter	303
$4,908

Royalty and License Agreements

Royalty and license expenses consist of royalties and license fees paid to intellectual property rights holders for use of their trademarks, copyrights, software, technology or other intellectual property or proprietary rights in the development or sale of the Company’s products. The Company has royalty and license agreements to utilize trademarks, copyrights, software, technology or other intellectual property or proprietary rights in the development or sale of its products. Royalty and license expenses were $20,863,000, $1,845,000 and $3,294,000 for the years ended March 31, 2016, 2015 and 2014, respectively.

Annual future minimum payments required under royalty and license agreements as of March 31, 2016 are as follows (in thousands):

Years ending March 31:
2017	$842
2018	75
2019	40
2020	40
Thereafter	40
$1,037

Royalty commitments in fiscal year end 2017 primarily represent remaining guaranteed minimum royalty payments associated with Rock Band 4.

Employment Contracts

The Company has employment contracts with five executive officers under which severance payments would become payable in the event of specified terminations without cause or terminations under certain circumstances associated with a change in control of the Company. If the termination occurs under certain circumstances associated with a change in control, in addition to the severance payments, vesting of stock-based compensation would accelerate upon termination. If severance payments under the current employment agreements were to become payable, the individual severance payments, as of March 31, 2016, would range from $300,000 to $563,000, and total severance payments for all five executive officers would be approximately $1,883,000.

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

(13)    Employee Savings Plan

The Company has an employee savings plan in the U.S. that permits eligible participants to make contributions by salary reduction pursuant to section 401(k) of the Internal Revenue Code. The Company may make discretionary matches of employee contributions. During the years ended March 31, 2016, 2015 and 2014, the Company matched 50% of the first 8% of compensation that was contributed by each participating employee to the plan. The Company’s discretionary contributions to the plan were $152,000, $126,000 and $138,000 for the years ended March 31, 2016, 2015 and 2014, respectively.

(14)    Geographic and Product Line Data

The Company’s sales are attributed to the following geographic regions (in thousands):

	Years Ended March 31,
	2016	2015	2014
Net sales:
Americas	$87,843	$27,897	$28,470
EMEA	38,386	46,247	53,132
APAC	7,845	12,079	8,027
	$134,074	$86,223	$89,629

Sales are attributed to geographic regions based on the location of the customer.

The Company’s property and equipment, net, are attributed to the following geographic regions (in thousands):

	2016	2015
Property and equipment, net:
APAC	$1,990	$2,192
Americas	857	1,088
EMEA	74	96
	$2,921	$3,376

Our sales by platform were as follows:

	Years Ended March 31,
	2016	2015
Next gen consoles (a)	70%	21%
PC and Mac	19%	46%
Universal	7%	22%
Smart devices	3%	7%
Legacy consoles (b)	1%	4%
	100%	100%

(a)	Includes products developed for Xbox One and PlayStation 4.
(b)	Includes products developed for Xbox 360 and PlayStation 3.

Our sales by product category were as follows:

	Years Ended March 31,
	2016	2015
Specialty controllers	64%	25%
Audio	20%	42%
Mice and Keyboards	9%	23%
Accessories	3%	3%
Controllers	2%	6%
Games and other	2%	1%
	100%	100%

Our sales by brand were as follows:

	Years Ended March 31,
	2016	2015
Mad Catz	71%	34%
Tritton	18%	39%
Saitek	9%	19%
All others	2%	8%
	100%	100%

(15)    Quarterly Financial and Market Information (Unaudited)

	Quarter Ended
	June 30	Sept. 30	Dec. 31	Mar. 31
	(Amounts in thousands, except per share data)
Fiscal 2016:
Net sales	$12,974	$38,918	$65,038	$17,144
Gross profit	2,878	9,006	11,405	(873)
Operating (loss) income	(3,762)	859	2,821	(9,281)
Net (loss) income	(3,965)	(1,611)	1,219	(7,263)
Net (loss) income per share — basic	(0.05)	(0.02)	0.02	(0.10)
Net (loss) income per share — diluted	(0.05)	(0.02)	0.02	(0.10)
Common stock price per share:
High	0.49	0.65	0.75	0.42
Low	0.36	0.36	0.38	0.18
Fiscal 2015:
Net sales	$16,747	$22,467	$30,451	$16,558
Gross profit	5,063	6,731	8,178	3,872
Operating (loss) income	(1,131)	(424)	2,207	(2,295)
Net loss	(1,245)	(922)	1,358	5,556
Net loss per share — basic	(0.02)	(0.01)	0.02	0.09
Net loss per share — diluted	(0.02)	(0.01)	0.02	0.09
Common stock price per share:
High	0.78	0.72	0.57	0.54
Low	0.47	0.38	0.38	0.35

(16)    Subsequent Events

On April 26, 2016, the Company entered into a First Amendment to the Harmonix Rock Band 4 Manufacturing, Publishing and Distribution Agreement (the “Agreement”). The Amendment amended Licensed Products, as defined in the Agreement, to those Licensed Products that exist or have been approved by Harmonix as of the effective date of the Amendment, March 4, 2015; set minimum wholesale prices for certain sales of new Licensed Product Bundles, as defined in the Agreement; set a payment schedule for the payment of royalties due Harmonix related to the Minimum Quantities, as defined in the Agreement; adjusted the royalty amounts due for sales beyond the Minimum Quantities; and amended certain termination provisions, including the right to terminate the Agreement and the effects of termination of the Agreement and associated wind-down periods. Then on May 4, 2016, Harmonix notified the Company of its election to terminate the Agreement for convenience. The termination is effective as of May 9, 2016. Pursuant to Section 8.6 of the Agreement, the Company may continue to sell Licensed Products, as defined in the Agreement, previously manufactured and on hand in the Company’s inventory up to and including September 6, 2016, subject to all of the terms and conditions contained in the Agreement. Pursuant to Section 8.5 of the Agreement, and in the event the Company holds any Licensed Products following September 6, 2016, such remaining inventory shall, at Harmonix’s option, be destroyed by the Company or purchased by Harmonix.