Form 10-Q
period 2016-06-30
MAD CATZ INTERACTIVE INC
filed 2016-08-04
CIK 1088162

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2016

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

There were 73,469,571 shares of the registrant’s common stock issued and outstanding as of July 30, 2016.

MAD CATZ INTERACTIVE, INC.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2016

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements

MAD CATZ INTERACTIVE, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

(Unaudited)

	June 30, 2016	March 31, 2016
ASSETS
Current assets:
Cash	$1,677	$2,436
Restricted cash	135	680
Accounts receivable, net	3,709	9,585
Other receivables	895	998
Inventories	19,586	23,005
Income taxes receivable	159	159
Prepaid expenses and other current assets	1,772	2,969
Total current assets	27,933	39,832
Deferred tax assets	9,223	9,449
Other assets	465	531
Property and equipment, net	2,606	2,921
Intangible assets, net	2,157	2,270
Total assets	$42,384	$55,003
LIABILITIES AND SHAREHOLDERS’ (DEFICIT) EQUITY
Current liabilities:
Bank loans	$11,233	$16,076
Accounts payable	24,956	25,354
Accrued liabilities	6,652	8,153
Notes payable	49	73
Income taxes payable	75	173
Total current liabilities	42,965	49,829
Notes payable, less current portion	132	145
Warrant liabilities	346	300
Deferred tax liabilities	10	10
Other long-term liabilities	640	699
Total liabilities	44,093	50,983
Shareholders’ equity:
Common stock, no par value, unlimited shares authorized; 73,469,571 and 73,469,571 shares issued and outstanding at June 30, 2016 and March 31, 2016, respectively	63,605	63,552
Accumulated other comprehensive loss	(6,684)	(5,695)
Accumulated deficit	(58,630)	(53,837)
Total shareholders’ (deficit) equity	(1,709)	4,020
Total liabilities and shareholders’ (deficit) equity	$42,384	$55,003

See accompanying notes to unaudited consolidated financial statements.

MAD CATZ INTERACTIVE, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(in thousands, except share and per share data)

	Three Months Ended June 30,
	2016	2015
Net sales	$10,788	$12,974
Cost of sales	10,892	10,096
Gross (loss) profit	(104)	2,878
Operating expenses:
Sales and marketing	1,391	2,716
General and administrative	2,468	2,894
Research and development	657	921
Restructuring and severance costs	(25)	—
Amortization of intangible assets	113	109
Total operating expenses	4,604	6,640
Operating loss	(4,708)	(3,762)
Other income (expense):
Interest expense, net	(333)	(257)
Foreign exchange gain, net	534	61
Change in fair value of warrant liabilities	(46)	(46)
Other income	21	12
Total other income (expense)	176	(230)
Loss before income taxes	(4,532)	(3,992)
Income tax (expense) benefit	(261)	27
Net loss	$(4,793)	$(3,965)
Net loss per share:
Basic	$(0.07)	$(0.05)
Diluted	$(0.07)	$(0.05)
Shares used in per share computations:
Basic	73,469,571	73,469,571
Diluted	73,469,571	73,469,571

See accompanying notes to unaudited consolidated financial statements.

MAD CATZ INTERACTIVE, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(Unaudited)

(in thousands)

	Three Months Ended June 30,
	2016	2015
Net loss	$(4,793)	$(3,965)
Foreign currency translation adjustments	(989)	550
Comprehensive loss	$(5,782)	$(3,415)

See accompanying notes to unaudited consolidated financial statements.

MAD CATZ INTERACTIVE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	Three Months Ended June 30,
	2016	2015
Cash flows from operating activities:
Net loss	$(4,793)	$(3,965)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	625	486
Amortization of deferred financing fees	61	127
(Gain) loss on disposal of assets	(23)	6
Stock-based compensation	53	138
Change in fair value of warrant liabilities	46	46
Provision for deferred income taxes	226	(36)
Changes in operating assets and liabilities:
Accounts receivable	5,437	1,797
Other receivables	95	(116)
Inventories	3,164	(2,129)
Prepaid expenses and other current assets	1,042	73
Other assets	1	51
Accounts payable	(114)	157
Accrued liabilities	(1,828)	272
Deferred rent	(63)	26
Income taxes receivable/payable	(106)	651
Net cash provided by (used in) operating activities	3,823	(2,416)
Cash flows from investing activities:
Purchases of property and equipment	(198)	(309)
Net cash used in investing activities	(198)	(309)
Cash flows from financing activities:
Borrowings on bank loans	9,388	9,431
Repayments on bank loans	(14,232)	(9,435)
Payment of financing fees	—	(250)
Changes in restricted cash	545	—
Borrowings on notes payable	—	95
Repayments on notes payable	(41)	(79)
Payment of expenses related to issuance of common stock	—	(102)
Net cash used in financing activities	(4,340)	(340)
Effects of foreign currency exchange rate changes on cash	(44)	60
Net decrease in cash	(759)	(3,005)
Cash, beginning of period	2,436	5,142
Cash, end of period	$1,677	$2,137
Supplemental cash flow information:
Income taxes paid	$149	$179
Interest paid	$360	$265

See accompanying notes to unaudited consolidated financial statements.

MAD CATZ INTERACTIVE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(1) Basis of Presentation

Nature of Operations

Mad Catz Interactive, Inc. (“Mad Catz”) designs, manufactures (primarily through third parties in Asia), markets and distributes innovative interactive entertainment products marketed under its Mad Catz® (gaming), Tritton® (audio), and Saitek® (simulation) brands. Mad Catz products, which primarily include headsets, mice, keyboards, controllers, specialty controllers, and other accessories, cater to gamers and simulation enthusiast across multiple platforms including in-home gaming consoles, handheld gaming consoles, PC and Mac computers, smart phones, tablets and other smart devices. Mad Catz distributes its products through many leading retailers around the globe. Mad Catz is incorporated in Canada and is operationally headquartered in San Diego, California. Mad Catz also maintains offices in Europe and Asia.

Basis of Accounting

The accompanying unaudited consolidated financial information has been prepared by management, without audit, in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. The consolidated balance sheet at March 31, 2016 was derived from the audited consolidated financial statements at that date; however, it does not include all disclosures required by accounting principles generally accepted in the United States (“U.S. GAAP”).

The Company has incurred recurring losses from operations in each of the years in the three-year period ended March 31, 2016 and in the three-month period ended June 30, 2016, generated negative cash flows from operations in the year ended March 31, 2016 and has negative working capital as of June 30, 2016.  The Company expects to generate income from operations and cash flow in fiscal 2017, excluding sales and related expenses of Rock Band 4 products, by growing net sales of its core product lines, improving gross margin and reducing its operating expenses as a result of the restructuring plan executed in the fourth quarter of fiscal 2016.  To meet its capital needs, the Company is also considering multiple alternatives, including, but not limited to, equity sales under its “at-the-market” (“ATM”) equity offering program, additional equity financings, debt financings and other funding transactions. There can be no assurance that the Company will be able to achieve its fiscal 2017 financial plan or complete financing transactions on acceptable terms or otherwise. If the Company is unable to become cash-flow positive or to raise additional capital as and when needed, or upon acceptable terms, such failure would have a significant negative impact on our financial condition.

Our primary operating subsidiary, Mad Catz, Inc. (“MCI”), maintains a Loan and Security Agreement (the “Loan Agreement”) with Sterling National Bank (“SNB”) to provide for a $20.0 million revolving line of credit subject to the availability of eligible accounts receivable and inventories, which changes throughout the year. The Loan Agreement expires on June 30, 2018. The Company is required to meet a monthly financial covenant based on a trailing twelve months’ Adjusted earnings before income taxes, depreciation and amortization (“ EBITDA”), as defined. Additionally, Mad Catz Europe Ltd. (“MCE”), a wholly-owned subsidiary of the Company, maintains a Master Facilities Agreement (the “Facilities Agreement”) with Faunus Group International, Inc. (“FGI”) to provide for a $10.0 million secured demand credit facility subject to the availability of eligible accounts receivable and inventories, which changes throughout the year. The Facilities Agreement has a three-year term, although FGI may terminate the facility at any time upon at least three months’ notice.

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

In the opinion of management, the unaudited consolidated financial statements for the interim period presented reflect all material adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the financial position and results of operations as of and for such periods indicated. These unaudited consolidated financial statements and notes hereto should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended March 31, 2016. These consolidated financial statements refer to the Company’s fiscal years ending March 31 as its “fiscal” years. The Company generates a substantial percentage of net sales in the last three months of every calendar year, its fiscal third quarter. Results for the interim periods presented herein are not necessarily indicative of results that may be reported for any other interim period or for the fiscal year ending March 31, 2017. All currency amounts are presented in U.S. dollars.

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

In July 2015, the FASB issued ASU 2015-11, Simplifying the Measurement of Inventory, which requires entities to measure most inventory “at the lower of cost and net realizable value,” thereby simplifying the current guidance under which and entity must measure inventory at the lower of cost or market. The ASU will not apply to inventories that are measured by using either the last-in, first-out method or the retail inventory method. For public business entities, the ASU is effective prospectively for annual periods beginning after December 15, 2016, and interim periods therein. The Company has elected to early adopt, prospectively, this guidance effective April 1, 2016.  The adoption of this guidance did not have a material impact on the Company’s consolidated financial condition or results of operations.

In April 2015, the FASB issued ASU 2015-03, Interest — Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs, which requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. In August 2015, the FASB issued ASU 2015-15, Presentation and Subsequent Measurement of Debit Issuance Costs Associated with Line-of-Credit Arrangements. This ASU clarified the guidance in ASC 2015-03 stating that the SEC staff would not object to a company presenting debt issuance costs related to a line-of-credit arrangement on the balance sheet as a deferred asset, regardless of whether there were any outstanding borrowings at period-end. This update is effective for annual reporting periods beginning after December 15, 2015 and interim periods within those annual periods. The Company adopted these standards on a retrospective basis as of April 1, 2016. The Company will continue to defer and present the debt issuance costs related to its Loan Agreement and Facilities Agreement in Other assets and amortize them ratably over the term of the agreement.

In August 2014, the FASB issued ASU 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern. ASU 2014-15 requires management to perform interim and annual assessments of an entity’s ability to continue as a going concern for a one-year period subsequent to the date of the financial statements. An entity must provide certain disclosures if conditions or events raise substantial doubt about the entity’s ability to continue as a going concern. The guidance is effective for all entities for the first annual period ending after December 15, 2016 and interim periods thereafter, with early adoption permitted. As the requirements of this literature are disclosure only, adoption of this guidance is not expected to impact the Company’s financial condition or results of operations.

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

For a description of the fair value hierarchy, see Note 2 to the Company’s 2016 consolidated financial statements contained in the Company’s Annual Report on Form 10-K for its fiscal year ended March 31, 2016.

The following tables provide a summary of the recognized assets and liabilities carried at fair value on a recurring basis (in thousands):

		Basis of Fair Value Measurements
	Balance as of June 30, 2016	Level 1	Level 2	Level 3
Liabilities:
Warrant liabilities (Note 5)	$(346)	$—	$—	$(346)

		Basis of Fair Value Measurements
	Balance as of March 31, 2016	Level 1	Level 2	Level 3
Liabilities:
Warrant liabilities (Note 5)	$(300)	$—	$—	$(300)

The following table provides a roll forward of the Company’s level three fair value measurements during the three months ended June 30, 2016, which consist of the Company’s warrant liabilities (in thousands):

Warrant liabilities:
Balance at March 31, 2016	$(300)
Change in fair value of warrant liabilities	(46)
Balance at June 30, 2016	$(346)

(3) Inventories

Inventories consist of the following (in thousands):

	June 30, 2016	March 31, 2016
Raw materials	$814	$1,119
Finished goods	18,772	21,886
	$19,586	$23,005

The Company recorded a $4.0 million inventory write-down to reduce the remaining inventory of products designed for the Rock Bank video game to its estimated market value of $8.3 million as of March 31, 2016. Additionally, during the three months ended June 30, 2016 the Company recorded an additional $320,000 inventory write-down to reduce the remaining inventory of products designed for the Rock Band video game to its estimated market value of $7.1 million as of June 30, 2016.

4) Restricted Cash

Cash accounts that are restricted as to withdrawal or usage are presented as restricted cash. As of June 30, 2016, the Company had $135,000 of restricted cash held by a bank in deposit accounts. This amount represents payments from customers into restricted bank accounts on June 30, 2016 that were subsequently automatically swept to repay borrowings under our bank loans.

(5) Securities Purchase Agreements

2015 Securities Purchase Agreement

On March 24, 2015, the Company entered into a Securities Purchase Agreement (the “2015 Securities Purchase Agreement”) with certain accredited investors, pursuant to which the Company sold (a) an aggregate of 8,980,773 shares of its common stock (the “2015 Shares”) and (b) warrants to purchase an aggregate of 4,490,387 shares of common stock of the Company (“2015 Warrants” and, together with the 2015 Shares, the “2015 Securities”). The 2015 Securities were issued at a price equal to $0.41 for aggregate gross proceeds of approximately $3,682,000. The 2015 Warrants become exercisable on September 24, 2015 at a per share exercise price equal to $0.61 and expire on September 24, 2020. The 2015 Warrants are subject to limitation on exercise if the Holder or its affiliates would beneficially own more than 9.99%/4.99% of the total number of the Company’s shares of common stock following such exercise. The 2015 Warrants also provide that in the event of a Company Controlled Fundamental Transaction (as defined in the 2015 Warrants), the Company may, at the election of the 2015 Warrant holder, be required to redeem all or a portion of the 2015 Warrants for cash in an amount equal to the Black-Scholes option pricing model value. As a result of this cash settlement provision, the 2015 Warrants are classified as liabilities and carried at fair value, with changes in fair value included in net income (loss) until such time as the 2015 Warrants are exercised or expire. The fair value of the 2015 Warrants increased from $300,000 as of March 31, 2016 to $346,000 as of June 30, 2016, which resulted in a $46,000 loss from the change in fair value of warrant liabilities for the three months ended June 30, 2016. The 2015 Warrants are not traded in an active securities market, and as such, the Company estimates the fair value of the of the warrant liability using the Black-Scholes option pricing model using the following assumptions:

	June 30, 2016	March 31, 2016
Expected term	4.25 years	4.5 years
Common stock market price	$0.24	$0.21
Risk-free interest rate	0.90%	1.13%
Expected volatility	70%	71%

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

The Company accounts for the 2011 Warrants with exercise price reset features as liabilities carried at fair value, with changes in fair value included in net income (loss) until such time as the 2011 Warrants are exercised or expire. As a result of the March 2015 offering, described above, and pursuant to the terms of the 2011 Warrants, the exercise price of the 2011 Warrants was adjusted to $2.30 per share.

The fair value of the 2011 Warrants remained consistent at $0 as of March 31, 2016 and June 30, 2016, which resulted in no gain or loss from the change in fair value of warrant liabilities for the three months ended June 30, 2016.

The 2011 Warrants are not traded in an active securities market, and as such, the Company estimated the fair value of the 2011 Warrants using the Black-Scholes option pricing model using the following assumptions:

	June 30, 2016	March 31, 2016
Expected term	0.25 years	0.5 years
Common stock market price	$0.24	$0.21
Risk-free interest rate	0.26%	0.39%
Expected volatility	75%	89%

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

Fluctuations in the fair value of the 2011 Warrants are impacted by unobservable inputs, most significantly the assumption with regards to future equity issuances and their impact to the down-round protection feature. Significant increases in this input in isolation would result in a significantly higher fair value measurement.

(6) Restructuring and Severance Charges

During the fourth quarter of fiscal 2016, management initiated a restructuring plan in order to lower operating costs, increase efficiencies and better align the Company’s workforce with the needs of the business. In connection with the restructuring plan, the Company incurred total restructuring and related charges of approximately $2,990,000 in fiscal 2016, primarily related to severance and benefits afforded to terminated employees and officers.

The following table summarizes the restructuring and severance costs for the three months ended June 30, 2016 (in thousands):

	Employee-Related	Other	Total
Restructuring Liability as of March 31, 2016	$1,745	$162	$1,907
Costs incurred	41	39	80
Amounts paid	(650)	(85)	(735)
Accruals released	(94)	(11)	(105)
Foreign exchange	3	1	4
Restructuring Liability as of June 30, 2016	$1,045	$106	$1,151

Employee-related costs primarily include severance and other termination benefits and are calculated based on long-standing benefit practices, local statutory requirements and, in certain cases, voluntary termination arrangements.

Other costs consist primarily of costs to exit auto leases and other costs directly related to employee terminations in certain European locations.

(7) Basic and Diluted Net Loss per Share

Basic net loss per share is calculated by dividing the net loss for the period by the weighted average number of common shares outstanding during the period. Diluted net loss per share includes the impact of potentially dilutive securities unless inclusion of such securities would be anti-dilutive.

Outstanding options to purchase an aggregate of 5,612,247 and 7,921,173 shares of the Company’s common stock for the three months ended June 30, 2016 and 2015, respectively, and outstanding warrants to purchase an aggregate of 7,031,305 shares of the Company’s common stock for each of the three months ended June 30, 2016 and 2015, were excluded from the diluted net loss per share calculations because of their anti-dilutive effect during these periods.

(8) Geographic and Product Line Data and Concentrations

The Company’s net sales are attributed to the following geographic regions (in thousands):

	Three Months Ended June 30,
	2016	2015
Americas	$5,326	$4,974
Europe, the Middle East and Africa ("EMEA")	3,985	5,643
Asia Pacific ("APAC")	1,477	2,357
	$10,788	$12,974

Revenue is attributed to geographic regions based on the location of the customer. During the three months ended June 30, 2016 one customer accounted for 22% and one other customer accounted for 12% of the Company’s gross sales. During the three months ended June 30, 2015 one customer accounted for 17% and one other customer accounted for 12% of the Company’s gross sales. At June 30, 2016, one customers represented 19% of accounts receivable and another customer represented 13% of accounts receivable. At March 31, 2016, one customer represented 26% of accounts receivable and another customer represented 12% of accounts receivable. During the three months ended 2016 and 2015, no other customers accounted for greater than 10% of gross sales. At June 30, 2016 and March 31, 2016, no other customers accounted for greater than 10% of accounts receivable.

The Company’s sales by platform as a percentage of gross sales were as follows:

	Three Months Ended June 30,
	2016	2015
Consoles (a)	60%	45%
PC and Mac	36%	45%
Smart devices	4%	10%
	100%	100%

(a)	Includes products developed for Xbox One, PlayStation 4, Xbox 360 and PlayStation 3.

The Company’s sales by product category as a percentage of gross sales were as follows:

	Three Months Ended June 30,
	2016	2015
Specialty controllers	44%	32%
Audio	35%	38%
Mice and keyboards	17%	17%
Controllers	3%	8%
Accessories	1%	4%
Games and other	—%	1%
	100%	100%

The Company’s sales by brand as a percentage of gross sales were as follows:

	Three Months Ended June 30,
	2016	2015
Mad Catz	50%	34%
Tritton	32%	34%
Saitek	17%	24%
All others	1%	8%
	100%	100%

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Unless the context otherwise requires, all references in this section to the “Company”, “we”, “us” or “our” refer, collectively, to Mad Catz Interactive, Inc. and all of its subsidiaries, and all references in this section to “Mad Catz” refer to Mad Catz Interactive, Inc.

This section contains forward-looking statements and forward looking information (collectively “forward-looking statements”) as defined in applicable securities legislation involving risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors including those set out under “Forward-looking Statements” herein and in “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended March 31, 2016 and in Part II Other Information — Item 1A. Risk Factors in this Quarterly Report on Form 10-Q. The following discussion should be read in conjunction with our consolidated financial statements and related notes included in this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K for the fiscal year ended March 31, 2016.

OVERVIEW

Our Business

We design, manufacture (primarily through third parties in Asia), market and distribute innovative interactive entertainment products marketed under our Mad Catz® (gaming), Tritton® (audio), and Saitek® (simulation) brands. Our products, which primarily include headsets, mice, keyboards, controllers, specialty controllers, and other accessories, cater to gamers and simulation enthusiasts across multiple platforms including in-home gaming consoles, handheld gaming consoles, PC and Mac computers, smart phones, tablets and other smart devices. We distribute our products through many leading retailers around the globe. Mad Catz is incorporated in Canada and is operationally headquartered in San Diego, California. We also maintain offices in Europe and Asia.

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

Foreign Currency

During the first quarter of fiscal 2017, approximately 51% of total net sales were transacted outside of the Americas. The majority of our international business is presently conducted in currencies other than the U.S. dollar. Foreign currency transaction gains and losses arising from normal business operations are credited to or charged against earnings in the period incurred. As a result, fluctuations in the value of the currencies in which we conduct our business relative to the U.S. dollar will cause foreign currency exchange gains and losses, which we have experienced in the past and continue to experience. Due to the volatility of foreign currency exchange rates, among other factors, we cannot predict the effect of foreign currency exchange rate fluctuations upon future operating results. There can be no assurances that we will not experience foreign currency exchange losses in the future. To date, we have not hedged against foreign currency exposure and we cannot predict the effect foreign currency fluctuations will have on us in the future.

CRITICAL ACCOUNTING POLICIES

Our critical accounting policies and estimates remain consistent with those reported in our Annual Report on Form 10-K for the fiscal year ended March 31, 2016.

RESULTS OF OPERATIONS

Net Sales

For the three months ended June 30, 2016, net sales decreased 17% as compared to the three months ended June 30, 2015. We experienced decreases in net sales in EMEA and APAC, partially offset by an increase in net sales in the Americas. The decrease in net sales was driven primarily by increases in permanent price concessions due to promotional pricing programs with retailers to drive sell-through of products related to the Rock Band 4 video game. These decreases were partially offset by an increase in sales of products designed for consoles, particularly audio and fight sticks. We have started launching a new line of audio products designed for consoles this calendar year, which we believe will continue to drive growth in audio sales. Declines in sales of our products designed for the PC and Mac, which represented 36% and 45% of our sales during the three months ended June 30, 2016 and 2015, respectively, are due primarily to an increase in aggressive pricing competition in mice and keyboards, particularly in EMEA, and an aging product line. We have started launching a refresh or our gaming mice, which we believe will drive growth in this category. We also experienced a decrease in sales of products developed for smart devices, which represented 4% and 10% of our sales during the three months ended June 30, 2016 and 2015, respectively, driven primarily by controllers sold in APAC under a private label program in the prior year that did not recur in fiscal 2017 first quarter.

From a geographical perspective, our net sales for the three months ended June 30, 2016 and 2015 were as follows (in thousands):

	Three Months Ended June 30,
	2016		2015
	Net Sales	% of Total	Net Sales	% of Total	$ Change	% Change
Americas	$5,326	49%	$4,974	38%	$352	7%
EMEA	3,985	37%	5,643	44%	(1,658)	(29)%
APAC	1,477	14%	2,357	18%	(880)	(37)%
	$10,788	100%	$12,974	100%	$(2,186)	(17)%

Our sales by platform as a percentage of gross sales were as follows:

	Three Months Ended June 30,
	2016	2015
Consoles (a)	60%	45%
PC and Mac	36%	45%
Smart devices	4%	10%
	100%	100%

(a)	Includes products developed for Xbox One, PlayStation 4, Xbox 360 and PlayStation 3.

Our sales by product category as a percentage of gross sales were as follows:

	Three Months Ended June 30,
	2016	2015
Specialty controllers	44%	32%
Audio	35%	38%
Mice and keyboards	17%	17%
Controllers	3%	8%
Accessories	1%	4%
Games and other	—%	1%
	100%	100%

Our sales by brand as a percentage of gross sales were as follows:

	Three Months Ended June 30,
	2016	2015
Mad Catz	50%	34%
Tritton	32%	34%
Saitek	17%	24%
Other	1%	8%
	100%	100%

Gross (Loss) profit

Gross (loss) profit is defined as net sales less cost of sales. Cost of sales consists of product costs, cost of licenses and royalties, write-downs of inventory, cost of freight-in and freight-out and distribution center costs, including depreciation and other overhead costs.

The following table presents net sales, cost of sales and gross (loss) profit for the three months ended June 30, 2016 and 2015 (in thousands):

	Three Months Ended June 30,
	2016		2015
	Amount	% of Net Sales	Amount	% of Net Sales	$ Change	% Change
Net sales	$10,788	100%	$12,974	100%	$(2,186)	(17)%
Cost of sales	10,892	101%	10,096	78%	796	8%
Gross (Loss) profit	$(104)	(1)%	$2,878	22%	$(2,982)	(104)%

Gross profit for the three months ended June 30, 2016 decreased 104% due to the decrease in net sales, while gross profit margin decreased to (1)%. The decrease in gross profit and gross margin over the prior year period was due primarily to an increase in permanent price concessions, which are recorded as a reduction in net sales, royalties and licenses and write-downs of inventory and other assets. The increase in permanent price concessions was due to additional promotional pricing programs with retailers, primarily in EMEA, to drive sell-through of products related to the Rock Band 4 video game. The increase in royalties and licenses was due to sales of Rock Band 4 products and Street Fighter V fight sticks during the quarter. The write downs of inventory and other assets was due to reduction in the net realizable value adjustments of certain assets related to Rock Band 4 totaling $1.3 million. We expect gross margin for the full year fiscal 2017 to increase compared to fiscal 2016. Excluding sales of Rock Band 4 products, we expect gross margin to be between 27% and 30% in fiscal 2017.

Operating Expenses

Operating expenses for the three months ended June 30, 2016 and 2015 were as follows (in thousands):

	Three Months Ended June 30,
	2016		2015
	Amount	% of Net Sales	Amount	% of Net Sales	$ Change	% Change
Sales and marketing	$1,391	13%	$2,716	21%	$(1,325)	(49)%
General and administrative	2,468	23%	2,894	22%	(426)	(15)%
Research and development	657	6%	921	7%	(264)	(29)%
Restructuring and severance costs	(25)	—%	—	—%	(25)	(100)%
Amortization of intangibles	113	1%	109	1%	4	4%
	$4,604	43%	$6,640	51%	$(2,036)	(31)%

Sales and Marketing Expenses. Sales and marketing expenses consist primarily of payroll, commissions and travel costs for our worldwide sales and marketing staff, advertising expense and costs of operating our websites. The decrease in sales and marketing expense was primarily due to expense savings realized as a result of the restructuring activities implemented during the fourth quarter of fiscal 2016. We expect sales and marketing expenses for the full year fiscal 2017, on an absolute dollar basis, to decrease compared to fiscal 2016 levels.

General and Administrative Expenses. General and administrative expenses include salaries and benefits for our executive and administrative personnel, facilities costs and professional services, such as legal and accounting. The decrease in general and administrative expenses was primarily related to expense savings realized as a result of the restructuring activities implemented during the fourth quarter of fiscal 2016. We expect general and administrative expenses for the full year fiscal 2017, on an absolute dollar basis, to decrease from fiscal 2016 levels.

Research and Development Expenses. Research and development expenses include the costs of developing and enhancing new and existing products. The decrease in research and development expenses was primarily related to expense savings realized as a result of the restructuring activities implemented during the fourth quarter of fiscal 2016. We expect research and development expenses for the full year fiscal 2017, on an absolute dollar basis, to decrease compared to fiscal 2016 levels.

Restructuring and Severance Costs. In fiscal 2017, we released $105,000 in restructuring and severance costs recognized in the year ended March 31, 2016, resulting from lower employer paid taxes on severance payments. These releases were partially offset by $80,000 of additional restructuring and severance costs incurred as a result of additional severance costs for impacted employees and terminating a warehouse agreement.

Amortization of Intangibles Expenses. Amortization of intangibles expenses consist of the amortization of the acquired intangible assets from prior acquisitions. We expect amortization of intangibles for the full year fiscal 2017, on an absolute dollar basis, to remain consistent with fiscal 2016 levels.

Other Income (Expense)

Other income (expense) consists primarily of interest expense on our outstanding debt, foreign currency exchange gains or losses, change in fair value of the warrants issued in connection with the Securities Purchase Agreements entered into by the Company in 2011 and 2015, and other items that may be specific to a reporting period. The foreign currency exchange gains or losses are associated with fluctuations in the value of the functional currencies of our foreign subsidiaries, which include the Pound Sterling, the Euro, the Canadian dollar, the Hong Kong dollar, the Japanese yen, and the Chinese Yuan Renminbi (“CNY”), against the U.S. Dollar. Other income (expense) increased to $176,000 for the three months ended June 30, 2016 from $(230,000) for the three months ended June 30, 2015. The change is primarily due to an increase in foreign exchange gain to $534,000 for the three months ended June 30, 2016 from $61,000 in the same period last year due primarily to changes in the exchange rates between the Pound Sterling and the U.S. Dollar. This increase in other income was partially offset by an increase in interest expense, net, to $(333,000) for the three months ended June 30, 2016 from $(257,000) in the same period last year due to higher debt balances during the three months ended June 30,2016 compared to the same period last year.

Income Tax (Expense) Benefit

The income tax expense of $(261,000) and income tax benefit of $27,000, reflect effective tax rates of (6)% and 1% for the three months ended June 30, 2016 and 2015, respectively. Our effective tax rate is a blended rate for the different jurisdictions in which we operate. Our effective tax rate fluctuates depending on the taxable income in each jurisdiction and the statutory income tax rates in those jurisdictions, in which we do business. The income tax expense in the three months ended June 30, 2016 is the result of income tax recorded on the profitability of entities for which we no longer have valuation allowances against their deferred tax assets but not off setting income tax benefit for losses generated in our Hong Kong entity due to full valuation allowances against its deferred tax assets. We will continue to evaluate our ability to realize our deferred tax assets on an ongoing basis to identify whether any significant changes in circumstances or assumptions have occurred that could materially affect the ability to realize our deferred tax assets. In addition, the income tax expense in the three months ended June 30, 2016 includes tax expense related to cancellations of stock options.

Mad Catz does not record deferred income taxes on the approximate $21.0 million of undistributed earnings of its non-Canadian subsidiaries based upon the Company’s intention to permanently reinvest undistributed earnings. Mad Catz may be subject to income and withholding taxes if earnings of the non-Canadian subsidiaries were distributed. Considering the tax loss carry forwards in Canada and the related valuation allowance, the deferred tax liability on the Company’s undistributed earnings would be no more than $0.7 million at June 30, 2016.

LIQUIDITY AND CAPITAL RESOURCES

The table below provides a summary of cash provided by (used in) operating, investing and financing activities during the three months ended June 30, 2016 and 2015 (in thousands):

	Three Months Ended June 30,
	2016	2015	Change
Net cash provided by (used in) operating activities	$3,823	$(2,416)	$6,239
Net cash used in investing activities	(198)	(309)	111
Net cash used in financing activities	(4,340)	(340)	(4,000)
Effect of foreign currency exchange rate changes on cash	(44)	60	(104)
Net decrease in cash	$(759)	$(3,005)	$2,246

Our cash balance was $1.7 million and $2.4 million at June 30, 2016 and March 31, 2016, respectively. Additionally, our restricted cash balance was $135,000 and $680,000 million at June 30, 2016 and March 31, 2016, respectively. Our primary sources of liquidity include borrowings under our Loan Agreement and Facilities Agreement (as discussed below under Financing Activities), cash on hand and cash flows generated from operations. We may also supplement our cash flows from operations with proceeds from our at-the-market equity offering program (“ATM program”), although we have not done so to date. Due to the seasonality of our business (as discussed below under Operating Activities) cash provided by (used in) operating activities will fluctuate throughout our fiscal year.

Equity Offerings

On November 4, 2015, the Company established an ATM program which allows us to sell from time to time up to an aggregate of $25.0 million of our common stock. During the twelve months ended March 31, 2016 and the three months ended June 30, 2016, we issued no shares of common stock under the program.

Operating Activities

Our cash flows from operating activities have typically included the collection of customer receivables generated by the sale of our products, offset by payments to vendors for materials and manufacture of our products. Net cash provided by operating activities for the three months ended June 30, 2016 primarily reflects a decrease in accounts receivable of $5.4 million and a decrease in inventory of $3.2 million. These increases were partially offset by the net loss for the period before non-cash items (i.e. depreciation, amortization, stock-based compensation and provision for deferred income taxes). Net cash used in operating activities for the three months ended June 30, 2015 primarily reflects the net loss for the period before non-cash items (i.e. depreciation, amortization, stock-based compensation and provision for deferred income taxes) and an increase in inventory of $2.1 million as we started to build inventory due to forecasted demand. These decreases in operating cash flow were offset partially by a $1.8 million decrease in accounts receivable resulting primarily from the decrease in net sales and a combined increase in accrued liabilities, accounts payable and income taxes receivable/payable of $1.1 million due primarily to timing of payments. We are focused on effectively managing our overall liquidity position by continuously monitoring expenses and inventory levels and managing our accounts receivable collection efforts.

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

Investing Activities

Net cash used in investing activities, which consisted of capital expenditures to support our operations and were made up primarily of production molds, and to a lesser extent, computers and machinery and equipment, was $198,000 and $309,000 during the three months ended June 30, 2016 and June 30, 2015, respectively.

Financing Activities

Net cash used in financing activities during the three months ended June 30, 2016 of $4.3 million was primarily the result of net repayments under our Loan Agreement and Facilities Agreement. Net cash used in financing activities during the three months ended June 30, 2015 of $340,000 was the result of net borrowings under our line of credit offset partially by repayments on a note payable. The changes in restricted cash of $545,000 represent the change in the payments from customers into a restricted bank account from March 31, 2016 to June 30, 2016 that were automatically swept to repay borrowings under our bank loans.

MCI maintains a Loan and Security Agreement (the “Loan Agreement”) with Sterling National Bank (“SNB”) to provide for a $20.0 million revolving line of credit subject to the availability of eligible accounts receivable and inventories, which changes throughout the year. The Loan Agreement expires on June 30, 2018. Pursuant to the Loan Agreement, SNB will advance MCI up to 85% of the value of eligible accounts receivables, depending on dilution rates. Also, MCI may borrow against eligible inventory, subject to an inventory sublimit amount and certain other conditions. The inventory sublimit amount will be the lesser of 85% of net orderly liquidation value of eligible inventory, 60% of the lower of cost or net realizable value of eligible inventory, or 2.3333 times (which can be modified from time to time with approval from SNB) eligible accounts receivable under the Loan Agreement. Borrowings under the Loan Agreement accrue interest on the daily outstanding balance at 4.5% plus 30-day LIBOR rate per annum, with a LIBOR floor of 1.0%. MCI is also required to pay a commitment fee equal to 1.0% of the facility upon entry into the Loan Agreement, an unused line fee equal to 0.25% per annum of the unused portion of the facility and a collateral monitoring fee of $1,500 per month. We are required to meet a monthly financial covenant based on a trailing twelve months’ Adjusted EBITDA, as defined.

As of June 30, 2016, we were in compliance with the covenants. For periods subsequent to June 30, 2016, we believe we will be able to meet the covenants.  However, there can be no assurance that we will be able to meet the covenants subsequent to June 30, 2016 or that we would be able to obtain waivers from SNB to the extent we are not in compliance with the covenants. Additionally, MCE maintains a Master Facilities Agreement (the “Facilities Agreement”) with Faunus Group International, Inc. (“FGI”) to provide for a $10.0 million secured demand credit facility subject to the availability of eligible accounts receivable and inventories, which changes throughout the year. The Facilities Agreement has a three-year term, although FGI may terminate the facility at any time upon at least three months’ notice. Pursuant to the Facilities Agreement, FGI will advance MCE up to 85% of the value of eligible accounts receivable, depending on dilution rates. Also, MCE may borrow against eligible inventory, subject to an inventory sublimit amount and certain other conditions.

We believe that our available cash balances, anticipated cash flows from operations and available credit facilities will be sufficient to satisfy our operating needs for at least the next twelve months, and in the longer term. We depend upon the availability of capital under our Loan Agreement and Facilities Agreement to finance our operations.  Compliance with the fiscal 2017 Adjusted EBITDA covenants contained in the Loan Agreement are closely tied to our fiscal 2017 financial plan. We also operate in a rapidly evolving and often unpredictable business environment that may change the timing or amount of expected future sales and expenses. If we are unable to comply with the Adjusted EBITDA covenants contained in the Loan Agreement, as amended from time to time, SNB could declare the outstanding borrowings under the facility immediately due and payable. If we need to obtain additional funds as a result of the termination of the Loan Agreement or Facilities Agreement or the acceleration of amounts due thereunder, there can be no assurance that alternative financing can be obtained on substantially similar or acceptable terms, or at all. Our failure to promptly obtain alternate financing could limit our ability to implement our business plan and have an immediate, severe and adverse impact on our business, results of operations, financial condition and liquidity. In the event that no alternative financing is available, we would be forced to drastically curtail operations, or dispose of assets, or cease operations altogether.

CONTRACTUAL OBLIGATIONS AND COMMITMENTS

There have been no material changes to our contractual obligations from the information provided in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, included in our Annual Report on Form 10-K for the fiscal year ended March 31, 2016.

As of June 30, 2016 and March 31, 2016, we did not have any relationships with unconsolidated entities or financial parties, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As such, we are not exposed to any financing, liquidity, market, or credit risk that could arise if we had engaged in such relationships.

ADJUSTED EBITDA (Loss)

Adjusted EBITDA (loss), a non-GAAP (“Generally Accepted Accounting Principles”) financial measure, represents net loss before interest, taxes, depreciation and amortization, stock-based compensation, the gain/loss on the change in the fair value of the related warrant liabilities, and goodwill impairment, if any. Adjusted EBITDA is not intended to represent cash flows for the period, nor is it being presented as an alternative to operating or net loss as an indicator of operating performance and should not be considered in isolation or as a substitute for measures of performance prepared in accordance with GAAP. As defined, Adjusted EBITDA is not necessarily comparable to other similarly titled captions of other companies due to potential inconsistencies in the method of calculation. We believe, however, that in addition to the performance measures found in our financial statements, Adjusted EBITDA is a useful financial performance measurement for assessing our operating performance. We use Adjusted EBITDA as a measurement of operating performance in comparing our performance on a consistent basis over prior periods, as it removes from operating results the impact of our capital structure, including the interest expense resulting from our outstanding debt, and our asset base, including depreciation and amortization of our capital and intangible assets. In addition, Adjusted EBITDA is an important measure for our lender. We calculate Adjusted EBITDA as follows (in thousands):

	Three Months Ended June 30,
	2016	2015
Net loss	$(4,793)	$(3,965)
Adjustments:
Depreciation and amortization	625	486
Stock-based compensation	53	138
Change in fair value of warrant liabilities	46	46
Interest expense, net	333	257
Income tax expense (benefit)	261	(27)
Adjusted EBITDA (loss)	$(3,475)	$(3,065)

FORWARD-LOOKING STATEMENTS

Certain statements in this Quarterly Report on Form 10-Q are not historical fact and constitute “forward-looking statements” within the meaning of Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and constitute “forward-looking information” as defined in applicable Canadian securities legislation (collectively “forward-looking statements”). These forward-looking statements may address, among other things, our strategy for growth, business development, market and competitive position, financial results, expected revenue, expense levels in the future and the sufficiency of our existing assets to fund future operations and capital spending needs. These statements relate to our expectations, hopes, beliefs, anticipations, commitments, intentions and strategies regarding the future, and may be identified by the use of words or phrases such as “believe,” “expect,” “anticipate,” “should,” “plan,” “estimate,” and “potential,” among others. Specifically this document contains forward-looking statements regarding, among other things, the continuance of significant seasonal fluctuations in our quarterly results of operations, inventories, receivables, payables and cash; the sufficiency of funds available to meet operational needs; the ability to meet the financial covenants under our existing loan agreements; the effect of foreign currency exchange rate fluctuations; the possible use of financial hedging techniques; our expectations regarding sales, gross margins and operating expenses; and the potential release of the valuation allowance against our deferred tax assets.

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

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting during the quarter ended June 30, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. Our process for evaluating controls and procedures is continuous and encompasses constant improvement of the design and effectiveness of established controls and procedures and the remediation of any deficiencies which may be identified during the process.

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings

On November 21, 2014, Samsung Electronics Co., Ltd. and Samsung Austin Semiconductor, LLC (collectively, “Samsung”) filed a complaint against the Company (and numerous third parties, including Nvidia Corporation) for patent infringement in the United States International Trade Commission. The complaint is styled In the Matter of Certain Graphics Processing Chips, Systems on a Chip, and Products Containing the Same, Investigation No. 377-TA-941 and alleges that the defendants have infringed and continue to infringe U.S. Patent Nos. 6,147,385, 6,173,349, 7,056,776, and 7,804,734 by offering for sale, selling, and/or importing into the United States certain graphics processing units, systems on a chip, and products containing the same that, allegedly, are covered by one of more claims of the above-cited patents. Specifically, as to the Company, Samsung alleges that the Company’s M.O.J.O. micro-console for Android product, which utilizes the Nvidia Tegra 4 T40S systems on a chip, directly infringes one of more claims of at least one of the patents at issue. On December 30, 2014, the United States International Trade Commission (the “Commission”) instituted an investigation into the matter to determine whether there is a violation of the Tariff Act of 1930, as amended, by reason of the alleged infringement of the above-cited patents. In June 2016, the parties reached a settlement agreement and, based on that settlement agreement and a joint motion of the parties, the Commission terminated its investigation. The outcome of these proceedings did not have any material adverse effect on the Company.

In March 2016, Performance Design Products LLC (“PDP”), filed a complaint against MCI for patent infringement in the United States District Court for the Southern District of California.  The complaint is styled Performance Design Products LLC v. Mad Catz, Inc., Civil Action No. 16-cv-0629-GPC-RBB and it alleges that MCI has infringed and continues to infringe U.S. Patent No. D624,078 (the “’078 Patent”) by making, using, offering for sale, selling, and/or importing in the United States the Street Fighter V FightPad PRO covered by one of more claims of the ’078 Patent.  The complaint was formally served on MCI in March 2016.  In May 2016, MCI move to dismiss the complaint for failure to state a claim against MCI.  In June 2016, the Court granted MCI’s motion to dismiss, dismissed the complaint with prejudice, and entered judgment in MCI’s favor. On July 29, 2016, PDP filed its notice of appeal to the Federal Circuit Court of Appeals.  The Company believes that the allegations lack merit and intends to vigorously defend all claims asserted. It is impossible at this time to assess whether the outcome of these proceedings will have a material adverse effect on the Company. We have not recorded any accrual for a contingent liability associated with these legal proceedings based on our belief that a liability, while possible, is not probable and any range of potential future charge cannot be reasonably estimated at this time.

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

There have been no material changes to the risk factors as previously disclosed in Part I — Item 1A. — Risk Factors our Annual Report on Form 10-K for the fiscal year ended March 31, 2016, except for the update to the risk factor set forth below.

We face substantial inventory risk, particularly with respect to inventory related to the Rock Band 4 video game.

We value inventories at the lower of cost or net realizable value. If the estimated market value is determined to be less than the recorded cost of the inventory, a provision is made to reduce the carrying amount of the inventory item to the lower market value determination. Determination of the market value may be complex, and therefore, requires management to make assumptions and to apply a high degree of judgment. In order for management to make the appropriate determination of market value, the following items are commonly considered: inventory turnover statistics, inventory quantities on hand in our facilities and customer inventories, unfilled customer order quantities, forecasted consumer demand, current retail prices, competitive pricing, seasonality factors, consumer trends and performance of similar products or accessories. Subsequent changes in facts or circumstances do not result in the reversal of previously recorded write-downs.

For example, we built substantial inventory of our Rock Band 4 products in advance of the Rock Band 4 product launch in October 2015 and in anticipation of seasonal and holiday demands. On May 4, 2016, our agreement with Harmonix Music Systems, Inc. (“Harmonix”) to co-publish and manufacture hardware for the Rock Band 4 video game was terminated.  Due to lower than expected demand for Rock Band 4 and the termination of the underlying contract with Harmonix, which precludes us from selling products designed for the Rock Band 4 video game after September 6, 2016, we recorded a $4.0 million inventory write-down to reduce the remaining inventory of products designed for the Rock Bank video game to its estimated market value of $8.3 million as of March 31, 2016. Additionally, during the three months ended June 30, 2016 we recorded an additional $320,000 inventory write-down to reduce the remaining inventory of products designed for the Rock Band video game to its estimated market value of $7.1 million as of June 30, 2016.

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

MAD CATZ INTERACTIVE, INC.

August 4, 2016	/s/ Karen McGinnis
Karen McGinnis
President and Chief Executive Officer

August 4, 2016	/s/ David McKeon
David McKeon
Chief Financial Officer