Form 10-Q
period 2016-09-30
MAD CATZ INTERACTIVE INC
filed 2016-11-03
CIK 1088162

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2016

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

There were 73,469,571 shares of the registrant’s common stock issued and outstanding as of October 31, 2016.

MAD CATZ INTERACTIVE, INC.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2016

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements

MAD CATZ INTERACTIVE, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

(Unaudited)

	September 30, 2016	March 31, 2016
ASSETS
Current assets:
Cash	$1,176	$2,436
Restricted cash	180	680
Accounts receivable, net	6,106	9,585
Other receivables	528	998
Inventories	17,160	23,005
Income taxes receivable	163	159
Prepaid expenses and other current assets	1,907	2,969
Total current assets	27,220	39,832
Deferred tax assets	8,775	9,449
Other assets	389	531
Property and equipment, net	2,019	2,921
Intangible assets, net	1,682	2,270
Total assets	$40,085	$55,003
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Bank loans	$10,549	$16,076
Accounts payable	19,145	25,354
Accrued liabilities	7,403	8,153
Notes payable	50	73
Income taxes payable	4	173
Total current liabilities	37,151	49,829
Notes payable, less current portion	119	145
Warrant liabilities	297	300
Deferred tax liabilities	10	10
Other long-term liabilities	587	699
Total liabilities	38,164	50,983
Shareholders’ equity:
Common stock, no par value, unlimited shares authorized; 73,469,571 and 73,469,571 shares issued and outstanding at September 30, 2016 and March 31, 2016, respectively	63,655	63,552
Accumulated other comprehensive loss	(7,184)	(5,695)
Accumulated deficit	(54,550)	(53,837)
Total shareholders’ equity	1,921	4,020
Total liabilities and shareholders’ equity	$40,085	$55,003

See accompanying notes to unaudited consolidated financial statements.

MAD CATZ INTERACTIVE, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(in thousands, except share and per share data)

	Three Months Ended September 30,		Six Months Ended September 30,
	2016	2015	2016	2015
Net sales	$14,867	$38,918	$25,655	$51,892
Cost of sales	14,339	29,912	25,231	40,008
Gross profit	528	9,006	424	11,884
Operating expenses:
Sales and marketing	1,457	4,457	2,848	7,173
General and administrative	2,079	2,638	4,547	5,532
Research and development	560	941	1,217	1,862
Restructuring and severance costs	22	—	(3)	—
Amortization of intangible assets	109	111	222	220
Net gain on sale of Saitek assets	(8,177)	—	(8,177)	—
Net operating expenses	(3,950)	8,147	654	14,787
Operating income (loss)	4,478	859	(230)	(2,903)
Other income (expense):
Interest expense, net	(277)	(364)	(610)	(621)
Foreign exchange gain (loss), net	286	(154)	820	(93)
Change in fair value of warrant liabilities	49	(871)	3	(917)
Other income	2	10	23	22
Total other income (expense)	60	(1,379)	236	(1,609)
Income (loss) before income taxes	4,538	(520)	6	(4,512)
Income tax expense	(458)	(1,091)	(719)	(1,064)
Net income (loss)	$4,080	$(1,611)	$(713)	$(5,576)
Net income (loss) per share:
Basic	$0.06	$(0.02)	$(0.01)	$(0.08)
Diluted	$0.06	$(0.02)	$(0.01)	$(0.08)
Shares used in per share computations:
Basic	73,469,571	73,469,571	73,469,571	73,469,571
Diluted	73,469,571	73,469,571	73,469,571	73,469,571

See accompanying notes to unaudited consolidated financial statements.

MAD CATZ INTERACTIVE, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited)

(in thousands)

	Three Months Ended September 30,		Six Months Ended September 30,
	2016	2015	2016	2015
Net income (loss)	$4,080	$(1,611)	$(713)	$(5,576)
Foreign currency translation adjustments	(500)	(344)	(1,489)	206
Comprehensive income (loss)	$3,580	$(1,955)	$(2,202)	$(5,370)

See accompanying notes to unaudited consolidated financial statements.

MAD CATZ INTERACTIVE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	Six Months Ended September 30,
	2016	2015
Cash flows from operating activities:
Net loss	$(713)	$(5,576)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,169	1,038
Amortization of deferred financing fees	120	189
(Gain) loss on disposal of assets	(23)	6
Net gain on sale of Saitek assets	(8,177)	—
Stock-based compensation	103	262
Change in fair value of warrant liabilities	(3)	917
Provision for deferred income taxes	674	678
Changes in operating assets and liabilities:
Accounts receivable	3,176	(19,790)
Other receivables	429	(431)
Inventories	3,889	(17,625)
Prepaid expenses and other current assets	891	(357)
Other assets	15	85
Accounts payable	(6,455)	22,280
Accrued liabilities	(1,130)	9,602
Deferred rent	(122)	(24)
Income taxes receivable/payable	(188)	1,045
Net cash used in operating activities	(6,345)	(7,701)
Cash flows from investing activities:
Purchases of intangible assets	—	(25)
Purchases of property and equipment	(422)	(1,245)
Net proceeds from sale of Saitek assets	10,628	—
Net cash provided by (used in) investing activities	10,206	(1,270)
Cash flows from financing activities:
Borrowings on bank loans	19,288	41,955
Repayments on bank loans	(24,815)	(30,248)
Payment of financing fees	—	(720)
Changes in restricted cash	500	—
Borrowings on notes payable	—	95
Repayments on notes payable	(56)	(160)
Payment of expenses related to issuance of common stock	—	(164)
Net cash (used in) provided by financing activities	(5,083)	10,758
Effects of foreign currency exchange rate changes on cash	(38)	41
Net (decrease) increase in cash	(1,260)	1,828
Cash, beginning of period	2,436	5,142
Cash, end of period	$1,176	$6,970
Supplemental cash flow information:
Income taxes paid	$240	$276
Interest paid	$634	$588

See accompanying notes to unaudited consolidated financial statements.

MAD CATZ INTERACTIVE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(1) Basis of Presentation

Nature of Operations

Mad Catz Interactive, Inc. (“Mad Catz”) designs, manufactures (primarily through third parties in Asia), markets and distributes innovative interactive entertainment products marketed under its Mad Catz® (gaming) and Tritton® (audio) brands. Mad Catz products, which primarily include headsets, mice, keyboards, controllers, specialty controllers, and other accessories, cater to gamers across multiple platforms including in-home gaming consoles, handheld gaming consoles, PC and Mac computers, smart phones, tablets and other smart devices. Mad Catz distributes its products through many leading retailers around the globe. Mad Catz is incorporated in Canada and is operationally headquartered in San Diego, California. Mad Catz also maintains offices in Europe and Asia.

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

The Company has incurred recurring losses from operations in each of the years in the three-year period ended March 31, 2016, generated negative cash flows from operations in the year ended March 31, 2016 and has negative working capital as of September 30, 2016.  The Company expects to generate income from operations and cash flow in fiscal 2017, excluding sales and related expenses of Rock Band 4 products, by reducing its operating expenses as a result of the restructuring plan executed in the fourth quarter of fiscal 2016 and through the sale of certain assets associated with the Company’s flight, space, and farm simulation product line.  To meet its capital needs, the Company is also considering multiple alternatives, including, but not limited to, equity sales under its “at-the-market” (“ATM”) equity offering program, additional equity financings, debt financings and other funding transactions. There can be no assurance that the Company will be able to achieve its fiscal 2017 financial plan or complete financing transactions on acceptable terms or otherwise. If the Company is unable to become cash-flow positive or to raise additional capital as and when needed, or upon acceptable terms, such failure would have a significant negative impact on its financial condition.

Our primary operating subsidiary, Mad Catz, Inc. (“MCI”), maintains a Loan and Security Agreement (the “Loan Agreement”) with Sterling National Bank (“SNB”) to provide for a $20.0 million revolving line of credit subject to the availability of eligible accounts receivable and inventories, which changes throughout the year. The Loan Agreement expires on June 30, 2018. The Company is required to meet a monthly financial covenant based on a trailing twelve months’ Adjusted earnings before income taxes, depreciation and amortization (“EBITDA”), as defined. Additionally, Mad Catz Europe Ltd. (“MCE”), a wholly-owned subsidiary of the Company, maintains a Master Facilities Agreement (the “Facilities Agreement”) with Faunus Group International, Inc. (“FGI”) to provide for a $10.0 million secured demand credit facility subject to the availability of eligible accounts receivable and inventories, which changes throughout the year. The Facilities Agreement has a three-year term, although FGI may terminate the facility at any time upon at least three months’ notice.

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

Sale of Saitek Assets

On September 15, 2016, the Company completed the sale of certain assets associated with the Company’s flight, space, and farm simulation product line (the “Saitek assets”) to certain subsidiaries of Logitech International S.A. (collectively, “Logitech”) (see Note 7).

The Company has followed the guidance in ASC 205-20, “Presentation of Financial Statements-Discontinued Operations,” as updated by Accounting Standards Update No. 2014-08, “Presentation of Financial Statements (Topic 205) and Property, Plant and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity”. The Saitek assets do not represent a component of an entity, and therefore, the sale of the Saitek assets has not been presented as discontinued operations.

Recently Issued Accounting Standards

In August 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-15, Statement of Cash Flows, which addresses specific cash flow items with the objective of reducing existing diversity in practice in how certain transactions are classified in the statement of cash flows. This ASU is effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2017. Early adoption is permitted. The Company does not expect the updated standard to have a material impact on the consolidated financial statements and related disclosures.

In March 2016, the FASB issued ASU 2016-09, Compensation – Stock Compensation, which amends several aspects of share-based payment accounting. This guidance requires all excess tax benefits and tax deficiencies to be recorded in the income statement when the awards vest or are settled, with prospective application required. The guidance also changes the classification of such tax benefits or tax deficiencies on the statement of cash flows from a financing activity to an operating activity, with retrospective or prospective application allowed. Additionally, the guidance requires the classification of employee taxes paid when an employer withholds shares for tax-withholding purposes as a financing activity on the statement of cash flows, with retrospective application required. This ASU is effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2016. Early adoption is permitted. The Company is currently evaluating the impact of the new guidance on the consolidated financial statements and related disclosures.

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

(2) Fair Value Measurements

The carrying values of the Company’s financial instruments, including cash, restricted cash, accounts receivable, other receivables, accounts payable, accrued liabilities and income taxes receivable/payable approximate their fair values due to the short maturity of these instruments. The carrying value of the bank loans and notes payable approximates their fair value as the interest rate and other terms are that which is currently available to the Company.

For a description of the fair value hierarchy, see Note 2 to the Company’s 2016 consolidated financial statements contained in the Company’s Annual Report on Form 10-K for its fiscal year ended March 31, 2016.

The following tables provide a summary of the recognized assets and liabilities carried at fair value on a recurring basis (in thousands):

		Basis of Fair Value Measurements
	Balance as of September 30, 2016	Level 1	Level 2	Level 3
Liabilities:
Warrant liabilities (Note 5)	$(297)	$—	$—	$(297)

		Basis of Fair Value Measurements
	Balance as of March 31, 2016	Level 1	Level 2	Level 3
Liabilities:
Warrant liabilities (Note 5)	$(300)	$—	$—	$(300)

The following table provides a roll forward of the Company’s level three fair value measurements during the six months ended September 30, 2016, which consist of the Company’s warrant liabilities (in thousands):

Warrant liabilities:
Balance at March 31, 2016	$(300)
Change in fair value of warrant liabilities	3
Balance at September 30, 2016	$(297)

(3) Inventories

Inventories consist of the following (in thousands):

	September 30, 2016	March 31, 2016
Raw materials	$807	$1,119
Finished goods	12,722	21,886
Inventory sold under extended payment terms	3,631	—
	$17,160	$23,005

Although the Company has sold all of the remaining inventory of products designed for the Rock Band 4 video game, a portion of the inventory was sold to a customer under extended payment terms that did not meet the criteria to be recognized as revenue in the current period under GAAP revenue recognition guidance. Therefore, $3.6 million of products designed for the Rock Band 4 video game is included in inventory as of September 30, 2016.

4) Restricted Cash

Cash accounts that are restricted as to withdrawal or usage are presented as restricted cash. As of September 30, 2016, the Company had $180,000 of restricted cash held by a bank in deposit accounts. This amount represents payments from customers into restricted bank accounts on September 30, 2016 that were subsequently automatically swept to repay borrowings under our bank loans.

(5) Securities Purchase Agreements

2015 Securities Purchase Agreement

On March 24, 2015, the Company entered into a Securities Purchase Agreement (the “2015 Securities Purchase Agreement”) with certain accredited investors, pursuant to which the Company sold (a) an aggregate of 8,980,773 shares of its common stock (the “2015 Shares”) and (b) warrants to purchase an aggregate of 4,490,387 shares of common stock of the Company (“2015 Warrants” and, together with the 2015 Shares, the “2015 Securities”). The 2015 Securities were issued at a price equal to $0.41 for aggregate gross proceeds of approximately $3,682,000. The 2015 Warrants became exercisable on September 24, 2015 at a per share exercise price equal to $0.61 and expire on September 24, 2020. The 2015 Warrants are subject to limitation on exercise if the Holder or its affiliates would beneficially own more than 9.99%/4.99% of the total number of the Company’s shares of common stock following such exercise. The 2015 Warrants also provide that in the event of a Company Controlled Fundamental Transaction (as defined in the 2015 Warrants), the Company may, at the election of the 2015 Warrant holder, be required to redeem all or a portion of the 2015 Warrants for cash in an amount equal to the Black-Scholes option pricing model value. As a result of this cash settlement provision, the 2015 Warrants are classified as liabilities and carried at fair value, with changes in fair value included in net income (loss) until such time as the 2015 Warrants are exercised or expire. The fair value of the 2015 Warrants decreased from $300,000 as of March 31, 2016 to $297,000 as of September 30, 2016, which resulted in a $3,000 gain from the change in fair value of warrant liabilities for the six months ended September 30, 2016. The 2015 Warrants are not traded in an active securities market, and as such, the Company estimates the fair value of the of the warrant liability using the Black-Scholes option pricing model using the following assumptions:

	September 30, 2016	March 31, 2016
Expected term	4.0 years	4.5 years
Common stock market price	$0.22	$0.21
Risk-free interest rate	1.01%	1.13%
Expected volatility	72%	71%

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

The fair value of the 2011 Warrants remained consistent at $0 as of March 31, 2016 and September 30, 2016, which resulted in no gain or loss from the change in fair value of warrant liabilities for the six months ended September 30, 2016.

The 2011 Warrants are not traded in an active securities market, and as such, the Company estimated the fair value of the 2011 Warrants using the Black-Scholes option pricing model using the following assumptions:

	September 30, 2016	March 31, 2016
Expected term	0.08 years	0.5 years
Common stock market price	$0.22	$0.21
Risk-free interest rate	0.20%	0.39%
Expected volatility	104%	89%

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

The following table summarizes the restructuring and severance costs for the six months ended September 30, 2016 (in thousands):

	Employee-Related	Other	Total
Restructuring Liability as of March 31, 2016	$1,745	$162	$1,907
Costs incurred	64	39	103
Amounts paid	(1,099)	(102)	(1,201)
Accruals released	(94)	(12)	(106)
Foreign exchange	4	1	5
Restructuring Liability as of September 30, 2016	$620	$88	$708

Employee-related costs primarily include severance and other termination benefits and are calculated based on long-standing benefit practices, local statutory requirements and, in certain cases, voluntary termination arrangements.

Other costs consist primarily of costs to exit auto leases and other costs directly related to employee terminations in certain European locations.

(7) Sale of Saitek Assets

On September 15, 2016, the Company completed the sale of the Saitek assets to Logitech. Logitech acquired all of the specific trademarks, equipment and tooling, inventory, technical data and records, and other related documents necessary for the designing, manufacturing, marketing and distributing of interactive flight, space, and farm simulation controllers previously marketed and sold by the Company primarily under the “Saitek” brand. Additionally, at their option, eight Mad Catz research and development employees resigned from the Company and accepted employment offers with Logitech. The Company received $11.0 million in cash at closing and $2.0 million was deposited in escrow with Bank of America, National Association, to fund any post-closing adjustments or claims. The Company recognized a net gain of $8.2 million on the sale of the Saitek assets, which is reflected in “Net gain on sale of Saitek assets” in its unaudited consolidated statements of operations for the three and six months ended September 30, 2016. Title to all assets acquired by Logitech transferred upon closing. The net gain recognized does not include the two $1.0 million deposits made into the tooling and general escrow accounts by Logitech. The $1.0 million deposited in the tooling escrow account is eligible to be released on April 30, 2017 pending the completion of specific contractual deliverables, including transfer, setup, and testing of tooling. Any amounts recognized from this escrow account will be decreased by any Logitech claims and external costs incurred to complete the tooling transfers. The Company believes that the fair value of the remaining obligation is less than the $1.0 million in escrow and is deferring the full amount as it is contingent upon completion of the specified deliverables in accordance with the transaction documents. The $1.0 million deposited in the general escrow account is eligible to be released on September 15, 2017. Any amounts from this account may be decreased by claims made by Logitech. The Company is not currently aware of any outstanding claims against the general escrow account.

Pursuant to the terms of the purchase agreement for the transaction, the Company and Logitech also entered into several ancillary agreements as part of the transaction, including an Escrow Agreement governing the terms of the $2.0 million in escrow and a Transition Services Agreement governing the delivery of certain services and deliverables by the Company after completion of the transaction.

(8) Basic and Diluted Net Income (Loss) per Share

Basic net income (loss) per share is calculated by dividing the net income (loss) for the period by the weighted average number of common shares outstanding during the period. Diluted net income (loss) per share includes the impact of potentially dilutive securities unless inclusion of such securities would be anti-dilutive.

Outstanding options to purchase an aggregate of 4,752,069 and 5,179,807 shares of the Company’s common stock for the three and six months ended September 30, 2016, respectively, and 7,939,958 and 7,930,617 shares of the Company’s common stock for the three and six months ended September 30, 2015, respectively, were excluded from the diluted net income (loss) per share calculations because of their anti-dilutive effect during these periods. Outstanding warrants to purchase an aggregate of 7,031,305 shares of the Company’s common stock for each of the three and six months ended September 30, 2016 and 2015, were excluded from the diluted net income (loss) per share calculations because of their anti-dilutive effect during these periods.

(9) Geographic and Product Line Data and Concentrations

Revenue is attributed to geographic regions based on the location of the customer. The Company’s net sales are attributed to the following geographic regions (in thousands):

	Three Months Ended September 30,		Six Months Ended September 30,
	2016	2015	2016	2015
Americas	$9,934	$27,027	$15,260	$32,002
Europe, the Middle East and Africa ("EMEA")	3,678	9,656	7,663	15,298
Asia Pacific ("APAC")	1,255	2,235	2,732	4,592
	$14,867	$38,918	$25,655	$51,892

The Company’s sales by customer as a percentage of gross sales for all customers that accounted for greater than 10% of gross sales is as follows:

	Three Months Ended September 30,		Six Months Ended September 30,
	2016	2015	2016	2015
Customer 1	24%	9%	16%	7%
Customer 2	12%	15%	17%	16%
Customer 3	12%	—%	7%	—%
Customer 4	11%	23%	12%	20%

The Company’s accounts receivable as a percentage of total accounts receivable for all customers that accounted for greater than 10% of accounts receivable is as follows:

	September 30, 2016	March 31, 2016
Customer 1	23%	3%
Customer 2	22%	—%
Customer 3	12%	26%
Customer 4	7%	12%

During the three and six months ended September 30, 2016 and 2015, no other customers accounted for greater than 10% of gross sales. At September 30, 2016 and March 31, 2016, no other customers accounted for greater than 10% of accounts receivable.

The Company’s sales by platform as a percentage of gross sales were as follows (a):

	Three Months Ended September 30,		Six Months Ended September 30,
	2016	2015	2016	2015
Consoles	44%	18%	44%	24%
Rock Band 4	30%	62%	24%	46%
Saitek	14%	9%	16%	14%
PC and Mac	10%	8%	13%	11%
Smart devices	2%	3%	3%	5%
	100%	100%	100%	100%

The Company’s sales by product category as a percentage of gross sales were as follows (a):

	Three Months Ended September 30,		Six Months Ended September 30,
	2016	2015	2016	2015
Audio	40%	17%	38%	22%
Rock Band 4	30%	62%	24%	46%
Saitek	14%	9%	16%	13%
Mice and keyboards	9%	7%	12%	10%
Specialty controllers	5%	2%	7%	3%
Controllers	1%	1%	2%	3%
Accessories	1%	1%	1%	2%
Games and other	—%	1%	—%	1%
	100%	100%	100%	100%

The Company’s sales by brand as a percentage of gross sales were as follows (a):

	Three Months Ended September 30,		Six Months Ended September 30,
	2016	2015	2016	2015
Tritton	39%	15%	36%	20%
Rock Band 4	30%	62%	24%	46%
Mad Catz	17%	13%	24%	18%
Saitek	14%	9%	16%	13%
All others	—%	1%	—%	3%
	100%	100%	100%	100%

(a)

Sales of products related to the Rock Band 4 video game and simulation products sold as part of the sale of Saitek assets are listed separately in each of the tables to provide comparable information for our ongoing product lines.

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

OVERVIEW

Our Business

We design, manufacture (primarily through third parties in Asia), market and distribute innovative interactive entertainment products marketed under our Mad Catz® (gaming) and Tritton® (audio) brands. Our products, which primarily include headsets, mice, keyboards, controllers, specialty controllers, and other accessories, cater to gamers across multiple platforms including in-home gaming consoles, handheld gaming consoles, PC and Mac computers, smart phones, tablets and other smart devices. We distribute our products through many leading retailers around the globe. Mad Catz is incorporated in Canada and is operationally headquartered in San Diego, California. We also maintain offices in Europe and Asia.

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

Foreign Currency

During the second quarter of fiscal 2017, approximately 33% of total net sales were transacted outside of the Americas. The majority of our international business is presently conducted in currencies other than the U.S. dollar. Foreign currency transaction gains and losses arising from normal business operations are credited to or charged against earnings in the period incurred. As a result, fluctuations in the value of the currencies in which we conduct our business relative to the U.S. dollar will cause foreign currency exchange gains and losses, which we have experienced in the past and continue to experience. Due to the volatility of foreign currency exchange rates, among other factors, we cannot predict the effect of foreign currency exchange rate fluctuations upon future operating results. There can be no assurances that we will not experience foreign currency exchange losses in the future. To date, we have not hedged against foreign currency exposure and we cannot predict the effect foreign currency fluctuations will have on us in the future.

CRITICAL ACCOUNTING POLICIES

Our critical accounting policies and estimates remain consistent with those reported in our Annual Report on Form 10-K for the fiscal year ended March 31, 2016.

RESULTS OF OPERATIONS

Net Sales

For the three and six months ended September 30, 2016, net sales decreased 62% and 51%, respectively, as compared to the three and six months ended September 30, 2015. We experienced decreases in net sales in all regions driven primarily by decreased sales of products related to the Rock Band 4 video game, which launched in September 2015. Additionally, during the three and six months ended September 30, 2016, we experienced increases in permanent and temporary price concessions due to promotional pricing programs with retailers to drive sell-through of products related to the Rock Band 4 video game. These decreases were partially offset by an increase in sales of products designed for consoles, particularly audio. We have started launching a new line of audio products designed for consoles for this holiday season, which we believe will continue to drive growth in audio sales. Declines in sales of our products designed for the PC and Mac, which represented 10% and 13% of our sales during the three and six months ended September 30, 2016, respectively, compared to 8% and 11% during the same periods in prior year, are due primarily to an increase in aggressive pricing competition in mice and keyboards, particularly in EMEA, and an aging product line. We have started launching a refresh of our gaming mice, which we believe will drive growth in this category. We also experienced a decrease in sales of products developed for smart devices, which represented 2% and 3% of our sales during the three and six months ended September 30, 2016, respectively, down from 3% and 5% during the same periods in prior year, driven primarily by controllers sold in APAC under a private label program in the prior year that did not recur in the current year.

From a geographical perspective, our net sales for the three and six months ended September 30, 2016 and 2015 were as follows (in thousands):

	Three Months Ended September 30,
	2016		2015
	Net Sales	% of Total	Net Sales	% of Total	$ Change	% Change
Americas	$9,934	67%	$27,027	69%	$(17,093)	(63)%
EMEA	3,678	25%	9,656	25%	(5,978)	(62)%
APAC	1,255	8%	2,235	6%	(980)	(44)%
	$14,867	100%	$38,918	100%	$(24,051)	(62)%

	Six Months Ended September 30,
	2016		2015
	Net Sales	% of Total	Net Sales	% of Total	$ Change	% Change
Americas	$15,260	59%	$32,002	62%	$(16,742)	(52)%
EMEA	7,663	30%	15,298	29%	(7,635)	(50)%
APAC	2,732	11%	4,592	9%	(1,860)	(41)%
	$25,655	100%	$51,892	100%	$(26,237)	(51)%

Our sales by platform as a percentage of gross sales were as follows (a):

	Three Months Ended September 30,		Six Months Ended September 30,
	2016	2015	2016	2015
Consoles	44%	18%	44%	24%
Rock Band 4	30%	62%	24%	46%
Saitek	14%	9%	16%	14%
PC and Mac	10%	8%	13%	11%
Smart devices	2%	3%	3%	5%
	100%	100%	100%	100%

Our sales by product category as a percentage of gross sales were as follows (a):

	Three Months Ended September 30,		Six Months Ended September 30,
	2016	2015	2016	2015
Audio	40%	17%	38%	22%
Rock Band 4	30%	62%	24%	46%
Saitek	14%	9%	16%	13%
Mice and keyboards	9%	7%	12%	10%
Specialty controllers	5%	2%	7%	3%
Controllers	1%	1%	2%	3%
Accessories	1%	1%	1%	2%
Games and other	—%	1%	—%	1%
	100%	100%	100%	100%

Our sales by brand as a percentage of gross sales were as follows (a):

	Three Months Ended September 30,		Six Months Ended September 30,
	2016	2015	2016	2015
Tritton	39%	15%	36%	20%
Rock Band 4	30%	62%	24%	46%
Mad Catz	17%	13%	24%	18%
Saitek	14%	9%	16%	13%
All others	—%	1%	—%	3%
	100%	100%	100%	100%

(a)

Sales of products related to the Rock Band 4 video game and simulation products sold as part of the sale of Saitek assets are listed separately in each of the tables to provide comparable information for our ongoing product lines.

Gross profit

Gross profit is defined as net sales less cost of sales. Cost of sales consists of product costs, cost of licenses and royalties, write-downs of inventory, cost of freight-in and freight-out and distribution center costs, including depreciation and other overhead costs.

The following table presents net sales, cost of sales and gross profit for the three and six months ended September 30, 2016 and 2015 (in thousands):

	Three Months Ended September 30,
	2016		2015
	Amount	% of Net Sales	Amount	% of Net Sales	$ Change	% Change
Net sales	$14,867	100%	$38,918	100%	$(24,051)	(62)%
Cost of sales	14,339	96%	29,912	77%	(15,573)	(52)%
Gross profit	$528	4%	$9,006	23%	$(8,478)	(94)%

	Six Months Ended September 30,
	2016		2015
	Amount	% of Net Sales	Amount	% of Net Sales	$ Change	% Change
Net sales	$25,655	100%	$51,892	100%	$(26,237)	(51)%
Cost of sales	25,231	98%	40,008	77%	(14,777)	(37)%
Gross profit	$424	2%	$11,884	23%	$(11,460)	(96)%

Gross profit for the three and six months ended September 30, 2016 decreased 94% and 96%, respectively, due to the decrease in net sales, as well as the decrease in gross profit margin to 4% and 2% in the three and six months ended September 30, 2016 compared to 23% in each of the three and six months ended September 30, 2015. The decrease in gross profit and gross margin over the prior year periods was due primarily to an increase in permanent and temporary price concessions, which are recorded as a reduction in net sales. The increase in permanent and temporary price concessions was due to additional promotional pricing programs with retailers, primarily in EMEA and the Americas, to drive sell-through of products related to the Rock Band 4 video game. Additionally, product mix and additional freight expense during the three months ended September 30, 2016 placed downward pressure on gross margin. We expect gross margin for the full year fiscal 2017 to decrease compared to fiscal 2016. We expect normalized gross margin for our ongoing Tritton and Mad Catz products to be between 20% and 24%, based on seasonality.  The decrease over previous expectations is due to the loss of Saitek product sales, which historically generated higher gross margins than our other products, and a lower sales base to cover fixed distribution costs.

Operating Expenses

Operating expenses for the three and six months ended September 30, 2016 and 2015 were as follows (in thousands):

	Three Months Ended September 30,
	2016		2015
	Amount	% of Net Sales	Amount	% of Net Sales	$ Change	% Change
Sales and marketing	$1,457	10%	$4,457	12%	$(3,000)	(67)%
General and administrative	2,079	14%	2,638	7%	(559)	(21)%
Research and development	560	4%	941	2%	(381)	(40)%
Restructuring and severance costs	22	—%	—	—%	22	100%
Amortization of intangibles	109	1%	111	—%	(2)	(2)%
Net gain on sale of Saitek assets	(8,177)	(55)%	—	—%	(8,177)	(100)%
	$(3,950)	(26)%	$8,147	21%	$(12,097)	(148)%

	Six Months Ended September 30,
	2016		2015
	Amount	% of Net Sales	Amount	% of Net Sales	$ Change	% Change
Sales and marketing	$2,848	11%	$7,173	14%	$(4,325)	(60)%
General and administrative	4,547	18%	5,532	11%	(985)	(18)%
Research and development	1,217	5%	1,862	4%	(645)	(35)%
Restructuring and severance costs	(3)	—%	—	—%	(3)	(100)%
Amortization of intangibles	222	1%	220	—%	2	1%
Net gain on sale of Saitek assets	(8,177)	(32)%	—	—%	(8,177)	(100)%
	$654	3%	$14,787	29%	$(14,133)	(96)%

Sales and Marketing Expenses. Sales and marketing expenses consist primarily of payroll, commissions and travel costs for our worldwide sales and marketing staff, advertising expense and costs of operating our websites. The decrease in sales and marketing expense during the three and six months ended September 30, 2016 compared to prior year periods was primarily due to expense savings realized as a result of the restructuring activities implemented during the fourth quarter of fiscal 2016, as well as lower cooperative advertising expense related to Rock Band 4 products. We expect sales and marketing expenses for the full year fiscal 2017, on an absolute dollar basis, to decrease compared to fiscal 2016 levels.

General and Administrative Expenses. General and administrative expenses include salaries and benefits for our executive and administrative personnel, facilities costs and professional services, such as legal and accounting. The decrease in general and administrative expenses during the three and six months ended September 30, 2016 compared to prior year periods was primarily related to expense savings realized as a result of the restructuring activities implemented during the fourth quarter of fiscal 2016. We expect general and administrative expenses for the full year fiscal 2017, on an absolute dollar basis, to decrease from fiscal 2016 levels.

Research and Development Expenses. Research and development expenses include the costs of developing and enhancing new and existing products. The decrease in research and development expenses during the three and six months ended September 30, 2016 compared to prior year periods was primarily related to expense savings realized as a result of the restructuring activities implemented during the fourth quarter of fiscal 2016. We expect research and development expenses for the full year fiscal 2017, on an absolute dollar basis, to decrease compared to fiscal 2016 levels.

Restructuring and Severance Costs. In fiscal 2017, we released $106,000 in restructuring and severance costs recognized in the year ended March 31, 2016, resulting from lower employer paid taxes on severance payments. These releases were partially offset by $103,000 of additional restructuring and severance costs incurred as a result of additional severance costs for impacted employees and terminating a warehouse agreement.

Amortization of Intangibles Expenses. Amortization of intangibles expenses consist of the amortization of the acquired intangible assets from prior acquisitions. We expect amortization of intangibles for the full year fiscal 2017, on an absolute dollar basis, to decrease compared to fiscal 2016 levels, due to the sale of the Saitek assets in the second quarter of fiscal 2017.

Other Income (Expense)

Other income (expense) consists primarily of interest expense on our outstanding debt, foreign currency exchange gains or losses, change in fair value of the warrants issued in connection with the Securities Purchase Agreements entered into by the Company in 2011 and 2015, and other items that may be specific to a reporting period. The foreign currency exchange gains or losses are associated with fluctuations in the value of the functional currencies of our foreign subsidiaries, which include the Pound Sterling, the Euro, the Canadian dollar, the Hong Kong dollar, the Japanese yen, and the Chinese Yuan Renminbi (“CNY”), against the U.S. Dollar. Other income (expense) increased to $60,000 and $236,000 for the three and six months ended September 30, 2016, respectively, from $(1,379,000) and $(1,609,000) for the three and six months ended September 30, 2015, respectively. The change is primarily due to an increase in the change in fair value of warrant liabilities to a gain of $49,000 and $3,000 for the three and six months ended September 30, 2016, respectively, from a loss of $(871,000) and $(917,000) for the three and six months ended September 30, 2015, respectively. Additionally, the change is due to an increase in foreign exchange gain to $286,000 and $820,000 for the three and six months ended September 30, 2016, respectively, from foreign exchange loss of $(154,000) and $(93,000) in the same periods last year due primarily to changes in the exchange rates between the Pound Sterling and the U.S. Dollar. Additionally, there was a decrease in interest expense, net, to $(277,000) and $(610,000) and for the three and six months ended September 30, 2016, respectively, from $(364,000) and $(621,000) in the same periods last year due to lower debt balances during the three and six months ended September 30, 2016 compared to the same periods last year.

Income Tax Expense

The income tax expense of $458,000 and $1,091,000, reflect effective tax rates of 10% and (210)% for the three months ended September 30, 2016 and 2015, respectively. Income tax expense of $719,000 and $1,064,000, reflect effective tax rates of 11,983% and (24)% for the six months ended September 30, 2016 and 2015, respectively. Our effective tax rate is a blended rate for the different jurisdictions in which we operate. Our effective tax rate fluctuates depending on the taxable income in each jurisdiction and the statutory income tax rates in those jurisdictions, in which we do business. The income tax expense in the three and six months ended September 30, 2016 is the result of income tax recorded on the profitability of entities for which we no longer have valuation allowances against their deferred tax assets but not off setting income tax benefit for losses generated in our Hong Kong entity due to full valuation allowances against its deferred tax assets. We will continue to evaluate our ability to realize our deferred tax assets on an ongoing basis to identify whether any significant changes in circumstances or assumptions have occurred that could materially affect the ability to realize our deferred tax assets. In addition, the income tax expense in the six months ended September 30, 2016 includes tax expense related to cancellations of stock options and the reversal of deferred tax assets related to the sale of the Saitek assets.

We do not record deferred income taxes on the approximate $24.5 million of undistributed earnings of our non-Canadian subsidiaries based upon our intention to permanently reinvest undistributed earnings. We may be subject to income and withholding taxes if earnings of the non-Canadian subsidiaries were distributed. Considering the tax loss carry forwards in Canada and the related valuation allowance, the deferred tax liability on our undistributed earnings would be no more than $1.1 million at September 30, 2016.

LIQUIDITY AND CAPITAL RESOURCES

The table below provides a summary of cash provided by (used in) operating, investing and financing activities during the six months ended September 30, 2016 and 2015 (in thousands):

	Six Months Ended September 30,
	2016	2015	Change
Net cash used in operating activities	$(6,345)	$(7,701)	$1,356
Net cash provided by (used in) investing activities	10,206	(1,270)	11,476
Net cash (used in) provided by financing activities	(5,083)	10,758	(15,841)
Effect of foreign currency exchange rate changes on cash	(38)	41	(79)
Net (decrease) increase in cash	$(1,260)	$1,828	$(3,088)

Our cash balance was $1.2 million and $2.4 million at September 30, 2016 and March 31, 2016, respectively. Additionally, our restricted cash balance was $180,000 and $680,000 at September 30, 2016 and March 31, 2016, respectively. Our primary sources of liquidity include borrowings under our Loan Agreement and Facilities Agreement (as discussed below under Financing Activities), cash on hand, cash flows generated from operations and net proceeds from the sale of the Saitek assets. We may also supplement our cash flows from operations with proceeds from our at-the-market equity offering program (“ATM program”), although we have not done so to date. Due to the seasonality of our business (as discussed below under Operating Activities) cash provided by (used in) operating activities will fluctuate throughout our fiscal year.

Equity Offerings

On November 4, 2015, the Company established an ATM program which allows us to sell from time to time up to an aggregate of $25.0 million of our common stock. During the twelve months ended March 31, 2016 and the six months ended September 30, 2016, we issued no shares of common stock under the program.

Operating Activities

Our cash flows from operating activities have typically included the collection of customer receivables generated by the sale of our products, offset by payments to vendors for materials and manufacture of our products. Net cash used in operating activities for the six months ended September 30, 2016 primarily reflects a decrease in accounts payable and accrued liabilities of $7.6 million and the net loss for the period before non-cash items (i.e. net gain on sale of Saitek assets, depreciation, amortization, stock-based compensation and provision for deferred income taxes). These decreases were partially offset by a decrease in accounts receivable of $3.2 million and a decrease in inventory of $3.9 million. Net cash used in operating activities for the six months ended September 30, 2015 primarily reflects the net loss for the period before non-cash items (i.e. depreciation, amortization, stock-based compensation and provision for deferred income taxes), a $19.8 million increase in accounts receivable resulting from the increase in net sales and an increase in inventory of $17.6 million as we started to build inventory, due to forecasted demand. These decreases in operating cash flow were offset partially by a $31.9 million increase in accounts payable and accrued liabilities related to inventory purchases, accrued royalties and timing of payments. We are focused on effectively managing our overall liquidity position by continuously monitoring expenses and inventory levels and managing our accounts receivable collection efforts.

Due to the seasonality of our business, we typically experience a large build-up in inventories beginning during our second fiscal quarter ending September 30, with corresponding increases in accounts payable and our bank loan balance. These increases are in anticipation of the holiday selling season, which occurs during our third fiscal quarter ending December 31. However, due to the sale of products related to the Rock Band 4 video game and supply constraints, inventory decreased during our second fiscal quarter ended September 31, 2016. Additionally, accounts payable also decreased during this second fiscal quarter due to utilizing net proceeds from the sale of Saitek assets to reduce outstanding overdue balances with our vendors. A large percentage of our annual sales are generated during our third fiscal quarter and, typically, our inventories decrease and accounts receivable increase as a result of the annual holiday selling. However, due to sales of products related to the Rock Band 4 video game being less than originally forecasted during the holiday selling season, inventory levels increased during the third fiscal quarter ending December 31, 2015. During our fourth fiscal quarter ending March 31, the sales cycle completes with decreases in accounts receivable, inventory, accounts payable and bank loan and net increase in cash. We forecast the expected demand for the holiday selling season months in advance to ensure adequate quantities of inventory. Our sales personnel forecast holiday sales based on information received from our major customers as to expected product purchases for the holiday season, and we also utilize mathematical modeling techniques to forecast demand based on recent point-of-sale activity. If demand does not meet expectations, the result will be excess inventories, and/or reduced sales and the overall effect could result in a reduction to cash flows from operating activities following payment of accounts payable.

Investing Activities

Net cash provided by investing activities for the six months ended September 30, 2016 of $10.2 million includes net proceeds from the sale of the Saitek assets of $10.6 million partially offset by capital expenditures to support our operations and were made up primarily of production molds, and to a lesser extent, computers and machinery and equipment. Net cash used in investing activities for the six months ended September 30, 2015 of $1.3 million mostly consisted of capital expenditures to support our operations and were made up primarily of production molds, and to a lesser extent, computers and machinery and equipment.

Financing Activities

Net cash used in financing activities during the six months ended September 30, 2016 of $5.1 million was primarily the result of net repayments under our Loan Agreement and Facilities Agreement. Net cash provided by financing activities during the six months ended September 30, 2015 of $10.8 million was the result of net borrowings under our line of credit offset partially by repayments on a note payable. The changes in restricted cash of $500,000 represent the change in the payments from customers into a restricted bank account from March 31, 2016 to September 30, 2016 that were automatically swept to repay borrowings under our bank loans.

MCI maintains a Loan and Security Agreement (the “Loan Agreement”) with Sterling National Bank (“SNB”) to provide for a $20.0 million revolving line of credit subject to the availability of eligible accounts receivable and inventories, which changes throughout the year. The Loan Agreement expires on June 30, 2018. Pursuant to the Loan Agreement, SNB will advance MCI up to 85% of the value of eligible accounts receivables, depending on dilution rates. Also, MCI may borrow against eligible inventory, subject to an inventory sublimit amount and certain other conditions. The inventory sublimit amount will be the lesser of 85% of net orderly liquidation value of eligible inventory, 60% of the lower of cost or net realizable value of eligible inventory, or 2.3333 times

(which can be modified from time to time with approval from SNB) eligible accounts receivable under the Loan Agreement. Borrowings under the Loan Agreement accrue interest on the daily outstanding balance at 4.5% plus 30-day LIBOR rate per annum, with a LIBOR floor of 1.0%. MCI is also required to pay a commitment fee equal to 1.0% of the facility upon entry into the Loan Agreement, an unused line fee equal to 0.25% per annum of the unused portion of the facility and a collateral monitoring fee of $1,500 per month. We are required to meet a monthly financial covenant based on a trailing twelve months’ Adjusted EBITDA, as defined. Our trailing twelve months’ Adjusted EBITDA as of August 31, 2016 was lower than the required threshold and, accordingly, we were not in compliance with this covenant as of August 31, 2016. On October 31, 2016, we received a waiver of the covenant default from SNB. As of September 30, 2016, we were in compliance with the covenants. For periods subsequent to September 30, 2016, we believe we will be able to meet the covenants.  However, there can be no assurance that we will be able to meet the covenants subsequent to September 30, 2016 or that we would be able to obtain waivers from SNB to the extent we are not in compliance with the covenants. Additionally, MCE maintains a Master Facilities Agreement (the “Facilities Agreement”) with Faunus Group International, Inc. (“FGI”) to provide for a $10.0 million secured demand credit facility subject to the availability of eligible accounts receivable and inventories, which changes throughout the year. The Facilities Agreement has a three-year term, although FGI may terminate the facility at any time upon at least three months’ notice. Pursuant to the Facilities Agreement, FGI will advance MCE up to 85% of the value of eligible accounts receivable, depending on dilution rates. Also, MCE may borrow against eligible inventory, subject to an inventory sublimit amount and certain other conditions.

We believe that our available cash balances, anticipated cash flows from operations, availability under our ATM program and available credit facilities will be sufficient to satisfy our operating needs for at least the next twelve months, and in the longer term. We depend upon the availability of capital under our Loan Agreement and Facilities Agreement to finance our operations.  Compliance with the fiscal 2017 Adjusted EBITDA covenants contained in the Loan Agreement are closely tied to our fiscal 2017 financial plan. We also operate in a rapidly evolving and often unpredictable business environment that may change the timing or amount of expected future sales and expenses. If we are unable to comply with the Adjusted EBITDA covenants contained in the Loan Agreement, as amended from time to time, SNB could declare the outstanding borrowings under the facility immediately due and payable. If we need to obtain additional funds as a result of the termination of the Loan Agreement or Facilities Agreement or the acceleration of amounts due thereunder, there can be no assurance that alternative financing can be obtained on substantially similar or acceptable terms, or at all. Our failure to promptly obtain alternate financing could limit our ability to implement our business plan and have an immediate, severe and adverse impact on our business, results of operations, financial condition and liquidity. In the event that no alternative financing is available, we would be forced to drastically curtail operations, or dispose of assets, or cease operations altogether.

CONTRACTUAL OBLIGATIONS AND COMMITMENTS

There have been no material changes to our contractual obligations from the information provided in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, included in our Annual Report on Form 10-K for the fiscal year ended March 31, 2016.

As of September 30, 2016 and March 31, 2016, we did not have any relationships with unconsolidated entities or financial parties, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As such, we are not exposed to any financing, liquidity, market, or credit risk that could arise if we had engaged in such relationships.

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

	Three Months Ended September 30,		Six Months Ended September 30,
	2016	2015	2016	2015
Net income (loss)	$4,080	$(1,611)	$(713)	$(5,576)
Adjustments:
Depreciation and amortization	544	552	1,169	1,038
Stock-based compensation	50	124	103	262
Change in fair value of warrant liabilities	(49)	871	(3)	917
Interest expense	277	364	610	621
Income tax expense	458	1,091	719	1,064
Adjusted EBITDA (loss)	$5,360	$1,391	$1,885	$(1,674)

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

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting during the quarter ended September 30, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. Our process for evaluating controls and procedures is continuous and encompasses constant improvement of the design and effectiveness of established controls and procedures and the remediation of any deficiencies which may be identified during the process.

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings

In March 2016, Performance Design Products LLC (“PDP”), filed a complaint against MCI for patent infringement in the United States District Court for the Southern District of California.  The complaint is styled Performance Design Products LLC v. Mad Catz, Inc., Civil Action No. 16-cv-0629-GPC-RBB and it alleges that MCI has infringed and continues to infringe U.S. Patent No. D624,078 (the “’078 Patent”) by making, using, offering for sale, selling, and/or importing in the United States the Street Fighter V FightPad PRO covered by one of more claims of the ’078 Patent.  The complaint was formally served on MCI in March 2016.  In May 2016, MCI move to dismiss the complaint for failure to state a claim against MCI.  In June 2016, the Court granted MCI’s motion to dismiss, dismissed the complaint with prejudice, and entered judgment in MCI’s favor. On July 29, 2016, PDP filed its notice of appeal to the Federal Circuit Court of Appeals (“Federal Circuit”).  On October 11, 2016, the parties notified the Federal Circuit that they had reached an agreement to dismiss the appeal.  That same day, the Federal Circuit dismissed PDP’s appeal.  The outcome of these proceedings did not have any material adverse effect on the Company.

In addition to the foregoing matter, from time to time, the Company may become involved in various lawsuits and legal proceedings that arise in the ordinary course of business. We will also, from time to time, when appropriate in management’s estimation, record reserves in our financial statements for pending litigation. Litigation is expensive and is subject to inherent uncertainties, and an adverse result in any such matters could adversely impact our operating results or financial condition. Additionally, any litigation to which we may become subject could also require significant involvement of our senior management and may divert management’s attention from our business and operations. Although claims, suits, investigations and proceedings are inherently uncertain and their results cannot be predicted with certainty, we believe that the resolution of any current pending matters will not have a material adverse effect on our business, financial condition, results of operations or liquidity.

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

10.1

Asset Purchase Agreement, dated as of September 15, 2016, by and among Mad Catz Interactive Inc., 1328158 Ontario Inc. dba Mad Catz Canada, Mad Catz, Inc., Mad Catz Interactive Asia Ltd., Mad Catz Technological Development (Shenzhen) Co., Ltd., and Mad Catz Europe Limited, on the one hand, and Logitech Europe S.A., Logitech Inc., Logitech Technology (Suzhou) Co. Ltd., Logitech Asia Pacific Limited, and Logitech UK Limited, on the other hand.

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

MAD CATZ INTERACTIVE, INC.

November 3, 2016	/s/ Karen McGinnis
Karen McGinnis
President and Chief Executive Officer

November 3, 2016	/s/ David McKeon
David McKeon
Chief Financial Officer