Form 10-Q
period 2016-12-31
MAD CATZ INTERACTIVE INC
filed 2017-02-02
CIK 1088162

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended December 31, 2016

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

There were 73,469,571 shares of the registrant’s common stock issued and outstanding as of January 31, 2017.

MAD CATZ INTERACTIVE, INC.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2016

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements

MAD CATZ INTERACTIVE, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

(Unaudited)

	December 31, 2016	March 31, 2016
ASSETS
Current assets:
Cash	$1,603	$2,436
Restricted cash	1,583	680
Accounts receivable, net	8,277	9,585
Other receivables	1,054	998
Inventories	15,370	23,005
Income taxes receivable	302	159
Prepaid expenses and other current assets	1,710	2,969
Total current assets	29,899	39,832
Deferred tax assets	8,177	9,449
Other assets	323	531
Property and equipment, net	1,799	2,921
Intangible assets, net	1,590	2,270
Total assets	$41,788	$55,003
LIABILITIES AND SHAREHOLDERS’ (DEFICIT) EQUITY
Current liabilities:
Bank loans	$12,210	$16,076
Accounts payable	19,141	25,354
Accrued liabilities	6,652	8,153
Notes and restructured payables	2,872	73
Income taxes payable	—	173
Total current liabilities	40,875	49,829
Notes and restructured payables, less current portion	2,925	145
Warrant liabilities	127	300
Deferred tax liabilities	9	10
Other long-term liabilities	526	699
Total liabilities	44,462	50,983
Shareholders’ (deficit) equity:
Common stock, no par value, unlimited shares authorized; 73,469,571 and 73,469,571 shares issued and outstanding at December 31, 2016 and March 31, 2016, respectively	63,694	63,552
Accumulated other comprehensive loss	(8,357)	(5,695)
Accumulated deficit	(58,011)	(53,837)
Total shareholders’ (deficit) equity	(2,674)	4,020
Total liabilities and shareholders’ (deficit) equity	$41,788	$55,003

See accompanying notes to unaudited consolidated financial statements.

MAD CATZ INTERACTIVE, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(in thousands, except share and per share data)

	Three Months Ended December 31,		Nine Months Ended December 31,
	2016	2015	2016	2015
Net sales	$19,061	$65,038	$44,716	$116,930
Cost of sales	17,766	53,633	42,997	93,641
Gross profit	1,295	11,405	1,719	23,289
Operating expenses:
Sales and marketing	1,733	4,865	4,581	12,038
General and administrative	1,911	2,600	6,458	8,132
Research and development	436	1,007	1,653	2,869
Restructuring and severance costs	154	—	151	—
Amortization of intangible assets	92	112	314	332
Net loss (gain) on sale of Saitek assets	7	—	(8,170)	—
Net operating expenses	4,333	8,584	4,987	23,371
Operating (loss) income	(3,038)	2,821	(3,268)	(82)
Other income (expense):
Interest expense, net	(290)	(657)	(900)	(1,278)
Foreign exchange gain (loss), net	450	(657)	1,270	(750)
Change in fair value of warrant liabilities	170	1,200	173	283
Other income	26	18	49	40
Total other income (expense)	356	(96)	592	(1,705)
(Loss) income before income taxes	(2,682)	2,725	(2,676)	(1,787)
Income tax expense	(779)	(1,506)	(1,498)	(2,570)
Net (loss) income	$(3,461)	$1,219	$(4,174)	$(4,357)
Net (loss) income per share:
Basic	$(0.05)	$0.02	$(0.06)	$(0.06)
Diluted	$(0.05)	$0.02	$(0.06)	$(0.06)
Shares used in per share computations:
Basic	73,469,571	73,469,571	73,469,571	73,469,571
Diluted	73,469,571	73,902,905	73,469,571	73,469,571

See accompanying notes to unaudited consolidated financial statements.

MAD CATZ INTERACTIVE, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

(Unaudited)

(in thousands)

	Three Months Ended December 31,		Nine Months Ended December 31,
	2016	2015	2016	2015
Net (loss) income	$(3,461)	$1,219	$(4,174)	$(4,357)
Foreign currency translation adjustments	(1,173)	(295)	(2,662)	(89)
Comprehensive (loss) income	$(4,634)	$924	$(6,836)	$(4,446)

See accompanying notes to unaudited consolidated financial statements.

MAD CATZ INTERACTIVE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	Nine Months Ended December 31,
	2016	2015
Cash flows from operating activities:
Net loss	$(4,174)	$(4,357)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,660	1,711
Amortization of deferred financing fees	179	262
(Gain) loss on disposal of assets	(23)	4
Net gain on sale of Saitek assets	(8,170)	—
Stock-based compensation	142	357
Change in fair value of warrant liabilities	(173)	(283)
Provision for deferred income taxes	1,271	2,096
Changes in operating assets and liabilities:
Accounts receivable	1,014	(19,150)
Other receivables	(69)	(825)
Inventories	4,685	(12,277)
Prepaid expenses and other current assets	909	(1,168)
Other assets	16	114
Accounts payable	302	12,031
Accrued liabilities	(2,079)	8,698
Deferred rent	(212)	(71)
Income taxes receivable/payable	(387)	1,019
Net cash used in operating activities	(5,109)	(11,839)
Cash flows from investing activities:
Purchases of intangible assets	—	(125)
Purchases of property and equipment	(700)	(1,600)
Net proceeds from sale of Saitek assets	10,654	—
Net cash provided by (used in) investing activities	9,954	(1,725)
Cash flows from financing activities:
Borrowings on bank loans	35,226	103,629
Repayments on bank loans	(39,099)	(84,047)
Payment of financing fees	—	(818)
Changes in restricted cash	(903)	(5,780)
Borrowings on notes payable	—	95
Repayments on notes and restructured payables	(775)	(501)
Payment of expenses related to issuance of common stock	—	(164)
Net cash (used in) provided by financing activities	(5,551)	12,414
Effects of foreign currency exchange rate changes on cash	(127)	(6)
Net decrease in cash	(833)	(1,156)
Cash, beginning of period	2,436	5,142
Cash, end of period	$1,603	$3,986
Supplemental cash flow information:
Income taxes paid	$627	$314
Interest paid	$909	$1,190
Supplemental disclosures of noncash operating and financing activities:
Restructuring of accounts payable	$6,345	$—

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

The Company has incurred recurring losses from operations in each of the years in the three-year period ended March 31, 2016 and generated negative cash flows from operations in the year ended March 31, 2016. The Company has also generated a loss from operations in the nine months ended December 31, 2016 and has negative working capital and shareholders’ equity as of December 31, 2016.  The Company believes it is unlikely that its available cash balances, anticipated cash flows from operations and available credit facilities will be sufficient to satisfy our operating needs for at least the next twelve months. To meet its capital needs, the Company is considering multiple alternatives, including, but not limited to, equity sales under its “at-the-market” (“ATM”) equity offering program, additional equity financings, debt financings and other funding transactions. There can be no assurance that the Company will be able to complete financing transactions on acceptable terms or otherwise. If the Company is unable to become cash-flow positive or to raise additional capital as and when needed, or upon acceptable terms, such failure would have a significant negative impact on its financial condition. The Company is also exploring other strategic alternatives including, but not limited to, the sale of the Company.  The Company has not made a decision at this time to pursue any specific strategic transaction or other strategic alternatives and has not set a specific timetable for the process. As such, there can be no assurance that the exploration of strategic alternatives will result in the sale of the Company or any other transaction.

Our primary operating subsidiary, Mad Catz, Inc. (“MCI”), maintains a Loan and Security Agreement (the “Loan Agreement”) with Sterling National Bank (“SNB”) to provide for a $20.0 million revolving line of credit subject to the availability of eligible accounts receivable and inventories, which changes throughout the year. The Loan Agreement expires on June 30, 2018. The Company is required to meet a monthly financial covenant based on a trailing twelve months’ adjusted earnings before income taxes, depreciation and amortization (“EBITDA”), as defined. Our trailing twelve months’ Adjusted EBITDA as of November 30 and December 31, 2016 were lower than the required threshold and, accordingly, we were not in compliance with this covenant as of December 31, 2016. On January 31, 2017, we received confirmation from SNB that a forbearance will be issued for this non-compliance through April 28, 2017. Once finalized, if applicable, the material terms of the forbearance will be set forth and filed as a current report on SEC Form 8-K. There can be no assurance that we will be able to meet the covenants subsequent to December 31, 2016 or that we would be able to obtain a waiver or forbearance from SNB to the extent we are not in compliance with the covenants. Additionally, Mad Catz Europe Ltd. (“MCE”), a wholly-owned subsidiary of the Company, maintains a Master Facilities Agreement (the “Facilities Agreement”) with Faunus Group International, Inc. (“FGI”) to provide for a $10.0 million secured demand credit facility subject to the availability of eligible accounts receivable and inventories, which changes throughout the year. The Facilities Agreement has a three-year term, although FGI may terminate the facility at any time upon at least three months’ notice. Our borrowing availability fluctuates daily, as it is subject to eligible accounts receivable and inventory amounts and we typically borrow all amounts available to us, less approximately $0.5 million.

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

The Company followed the guidance in ASC 205-20, “Presentation of Financial Statements-Discontinued Operations,” as updated by Accounting Standards Update No. 2014-08, “Presentation of Financial Statements (Topic 205) and Property, Plant and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity” in recording the transaction and related gain on the accompanying consolidated statement of operations. The Saitek assets do not represent a component of an entity, and therefore, the sale of the Saitek assets has not been presented as discontinued operations.

Recently Issued Accounting Standards

In November 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-18, Restricted Cash (a consensus of the FASB Emerging Issues Task Force), which amends guidance on the classification of restricted cash in the statement of cash flows. This ASU requires that a statement of cash flows explain the change during the period of the total cash, cash equivalents and amounts generally described as restricted cash and restricted cash equivalents when reconciling the beginning-of-period total amounts shown on the statement of cash flows. ASU 2016-18 is effective for annual reporting periods beginning after December 15, 2017, and interim reporting periods within those annual reporting periods. Early adoption is permitted. The adoption of this guidance will change the presentation of restricted cash presented on our statement of cash flows; however, it will have no impact on our results of operations, financial condition or liquidity.

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows, which addresses specific cash flow items with the objective of reducing existing diversity in practice in how certain transactions are classified in the statement of cash flows. This ASU is effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2017. Early adoption is permitted. The Company does not expect the updated standard to have a material impact on the consolidated financial statements and related disclosures.

In March 2016, the FASB issued ASU 2016-09, Compensation – Stock Compensation, which amends several aspects of share-based payment accounting. This guidance requires all excess tax benefits and tax deficiencies to be recorded in the consolidated statement of operations when the awards vest or are settled, with prospective application required. The guidance also changes the classification of such tax benefits or tax deficiencies on the statement of cash flows from a financing activity to an operating activity, with retrospective or prospective application allowed. Additionally, the guidance requires the classification of employee taxes paid when an employer withholds shares for tax-withholding purposes as a financing activity on the statement of cash flows, with retrospective application required. This ASU is effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2016. Early adoption is permitted. The Company is currently evaluating the impact of the new guidance on the consolidated financial statements and related disclosures.

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

In July 2015, the FASB issued ASU 2015-11, Simplifying the Measurement of Inventory, which requires entities to measure most inventory “at the lower of cost and net realizable value,” thereby simplifying the current guidance under which and entity must measure inventory at the lower of cost or market. The ASU does not apply to inventories that are measured by using either the last-in, first-out method or the retail inventory method. For public business entities, the ASU is effective prospectively for annual periods beginning after December 15, 2016, and interim periods therein. The Company has elected to early adopt, prospectively, this guidance effective April 1, 2016.  The adoption of this guidance did not have a material impact on the Company’s consolidated financial condition or results of operations.

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

In August 2014, the FASB issued ASU 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern. ASU 2014-15 requires management to perform interim and annual assessments of an entity’s ability to continue as a going concern for a one-year period subsequent to the date of the financial statements. An entity must provide certain disclosures if conditions or events raise substantial doubt about the entity’s ability to continue as a going concern. The guidance is effective for all entities for the first annual period ending after December 15, 2016 and interim periods thereafter, with early adoption permitted. As the requirements of this literature are disclosure only, adoption of this guidance is not expected to impact the Company’s financial condition or results of operations, but will change the Company’s disclosures.

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers. ASU 2014-09 requires an entity to recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods and services. On July 9, 2015, the FASB agreed to defer by one year the effective date of ASU 2014-09 to annual reporting periods beginning after December 15, 2017, with early adoption as of the original effective date permitted. The Company does not intend to adopt this guidance early and it will become effective for the Company on April 1, 2018. The Company has not yet decided which implementation method it will adopt. Although management has completed its initial evaluation of this guidance as it pertains to the Company, management is still evaluating the impacts that this updated guidance may have on the Company’s consolidated financial statements, including the potential impacts of timing of revenue recognition and additional information that may be necessary for expanded disclosures regarding revenue.

(2) Fair Value Measurements

The carrying values of the Company’s financial instruments, including cash, restricted cash, accounts receivable, other receivables, accounts payable, accrued liabilities and income taxes receivable/payable approximate their fair values due to the short maturity of these instruments. The carrying value of the bank loans and notes payable approximates their fair value as the interest rate and other terms are that which is currently available to the Company. The carrying value of the restructured payables are not measured at fair value (see Note 8).

For a description of the fair value hierarchy, see Note 2 to the Company’s 2016 consolidated financial statements contained in the Company’s Annual Report on Form 10-K for its fiscal year ended March 31, 2016.

The following tables provide a summary of the recognized assets and liabilities carried at fair value on a recurring basis (in thousands):

		Basis of Fair Value Measurements
	Balance as of December 31, 2016	Level 1	Level 2	Level 3
Liabilities:
Warrant liabilities (Note 5)	$(127)	$—	$—	$(127)

		Basis of Fair Value Measurements
	Balance as of March 31, 2016	Level 1	Level 2	Level 3
Liabilities:
Warrant liabilities (Note 5)	$(300)	$—	$—	$(300)

The following table provides a roll forward of the Company’s level three fair value measurements during the nine months ended December 31, 2016, which consist of the Company’s warrant liabilities (in thousands):

Warrant liabilities:
Balance at March 31, 2016	$(300)
Change in fair value of warrant liabilities	173
Balance at December 31, 2016	$(127)

(3) Inventories

Inventories consist of the following (in thousands):

	December 31, 2016	March 31, 2016
Raw materials	$739	$1,119
Finished goods	12,099	21,886
Inventory sold under extended payment terms	2,532	—
	$15,370	$23,005

Although the Company has sold all of the remaining inventory of products designed for the Rock Band 4 video game, a portion of the inventory was sold to a customer under extended payment terms that did not meet the criteria to be recognized as revenue in the current period under GAAP revenue recognition guidance. Therefore, $2.5 million of products designed for the Rock Band 4 video game is included in inventory as of December 31, 2016.

(4) Restricted Cash

Cash accounts that are restricted as to withdrawal or usage are presented as restricted cash. As of December 31, 2016, the Company had $1.6 million of restricted cash held by a bank in deposit accounts. This amount represents payments from customers into restricted bank accounts as of December 31, 2016 that were subsequently automatically swept to repay borrowings under our bank loans.

(5) Securities Purchase Agreements

2015 Securities Purchase Agreement

On March 24, 2015, the Company entered into a Securities Purchase Agreement (the “2015 Securities Purchase Agreement”) with certain accredited investors, pursuant to which the Company sold (a) an aggregate of 8,980,773 shares of its common stock (the “2015 Shares”) and (b) warrants to purchase an aggregate of 4,490,387 shares of common stock of the Company (“2015 Warrants” and, together with the 2015 Shares, the “2015 Securities”). The 2015 Securities were issued at a price equal to $0.41 for aggregate gross proceeds of approximately $3,682,000. The 2015 Warrants became exercisable on September 24, 2015 at a per share exercise price equal to $0.61 and expire on September 24, 2020. The 2015 Warrants are subject to limitation on exercise if the Holder or its affiliates would beneficially own more than 9.99%/4.99% of the total number of the Company’s shares of common stock following such exercise. The 2015 Warrants also provide that in the event of a Company Controlled Fundamental Transaction (as defined in the 2015 Warrants), the Company may, at the election of the 2015 Warrant holders, be required to redeem all or a portion of the 2015 Warrants for cash in an amount equal to the Black-Scholes option pricing model value. As a result of this cash settlement provision, the 2015 Warrants are classified as liabilities and carried at fair value, with changes in fair value included in net income (loss) until such time as the 2015 Warrants are exercised or expire. The fair value of the 2015 Warrants decreased from $300,000 as of March 31, 2016 to $127,000 as of December 31, 2016, which resulted in a $173,000 gain recognized in the consolidated statement of operations from the change in fair value of warrant liabilities for the nine months ended December 31, 2016. The 2015 Warrants are not traded in an active securities market, and as such, the Company estimates the fair value of the of the warrant liability using the Black-Scholes option pricing model using the following assumptions:

	December 31, 2016	March 31, 2016
Expected term	3.75 years	4.5 years
Common stock market price	$0.14	$0.21
Risk-free interest rate	1.64%	1.13%
Expected volatility	73%	71%

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

Fluctuations in the fair value of the 2015 Warrants are impacted by observable inputs, most significantly the Company’s common stock market price. Significant increases (decreases) in this input in isolation would result in a significantly higher (lower) fair value measurement.

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

As a result of the March 2015 offering, described above, and pursuant to the terms of the 2011 Warrants, the exercise price of the 2011 Warrants was adjusted to $2.30 per share. All of the warrants expired, unexercised, on October 21, 2016.

(6) Restructuring and Severance Charges

2017 Restructuring Plan. During the third quarter of fiscal 2017, management initiated a restructuring plan in order to lower inventory warehousing costs in its U.S. subsidiary and better align the Company’s distribution process with the needs of the business (“2017 Restructuring Plan”). In connection with the restructuring plan, the Company incurred total restructuring and related charges of approximately $211,000 in the three months ended December 31, 2016, primarily related to severance and benefits provided to terminated employees. The restructuring activities under the 2017 Restructuring Plan were completed by January 31, 2017.

2016 Restructuring Plan. During the fourth quarter of fiscal 2016, management initiated a restructuring plan in order to lower operating costs, increase efficiencies and better align the Company’s workforce with the needs of the business (“2016 Restructuring Plan”). In connection with the restructuring plan, the Company incurred total restructuring and related charges of approximately $2,990,000 in fiscal 2016, primarily related to severance and benefits provided to terminated employees and officers. The restructuring activities under the 2016 Restructuring Plan were substantially complete as of March 31, 2016.

The following table summarizes the restructuring and severance costs for the nine months ended December 31, 2016 (in thousands):

	Employee-Related	Other	Total
Restructuring Liability as of March 31, 2016	$1,745	$162	$1,907
Costs incurred	273	39	312
Amounts paid	(1,457)	(124)	(1,581)
Accruals released	(98)	(63)	(161)
Foreign exchange	2	(3)	(1)
Restructuring Liability as of December 31, 2016	$465	$11	$476

Employee-related costs primarily include severance and other termination benefits and are calculated based on long-standing benefit practices, local statutory requirements and, in certain cases, voluntary termination arrangements.

Other costs consist primarily of costs to exit auto leases and other costs directly related to employee terminations in certain European locations.

(7) Sale of Saitek Assets

On September 15, 2016, the Company completed the sale of the Saitek assets to Logitech. Logitech acquired all of the specific trademarks, equipment and tooling, inventory, technical data and records, and other related documents necessary for the designing, manufacturing, marketing and distributing of interactive flight, space, and farm simulation controllers previously marketed and sold by the Company primarily under the “Saitek” brand. Additionally, at their option, eight Mad Catz research and development employees resigned from the Company and accepted employment offers with Logitech. The Company received $11.0 million in cash at closing and $2.0 million was deposited in escrow with Bank of America, National Association, to fund any post-closing adjustments or claims. The Company recognized a net gain of $8.2 million on the sale of the Saitek assets, which is reflected in “Net gain on sale of Saitek assets” in its unaudited consolidated statements of operations for the three and nine months ended December 31, 2016. Title to all assets acquired by Logitech transferred upon closing. The net gain recognized does not include the two $1.0 million deposits made into the tooling and general escrow accounts by Logitech. The $1.0 million deposited in the tooling escrow account is eligible to be released on April 30, 2017 pending the completion of specific contractual deliverables, including transfer, setup, and testing of tooling. Any amounts recognized from this escrow account will be decreased by any Logitech claims and external costs incurred to complete the tooling transfers. The Company has received claims against the tooling escrow account from Logitech of $26,770 to date and expects to incur a minimum of $325,000 in external costs to complete the tooling transfer. The Company believes that the fair value of the remaining obligation is less than the $1.0 million in escrow and is deferring the full amount as it is contingent upon completion of the specified deliverables in accordance with the transaction documents. The $1.0 million deposited in the general escrow account is eligible to be released on September 15, 2017. Any amounts from this account may be decreased by claims made by Logitech. The Company is not currently aware of any outstanding claims against the general escrow account.

Pursuant to the terms of the purchase agreement for the transaction, the Company and Logitech also entered into several ancillary agreements as part of the transaction, including an Escrow Agreement governing the terms of the $2.0 million in escrow and a Transition Services Agreement governing the delivery of certain services and deliverables by the Company after completion of the transaction.

(8) Restructuring of Accounts Payable

In October 2016, the Company negotiated to modify the terms of $6.3 million in accounts payable with two contract manufacturers to extend the payment terms into equal installments over the following 27 months. The restructuring only involves the extension of the time period in which to pay and, as such, the carrying value has not changed and the future cash payments will total $6.3 million. As part of the restructuring, $2.8 million was reclassified to notes and restructured payables and $3.5 million was reclassified to notes and restructured payables, less current portion. As of December 31, 2016 there is $2.8 million in notes and restructured payables and $2.8 million in notes and restructured payables, less current portion presented in the Consolidated Balance

Sheets. The fair value of these restructured payables using the average borrowing rates currently available to the Company is $5.3 million. However, in accordance with ASC 470-60 and ASC 470-50, the Company determined that the restructuring of the payables resulted in a troubled debt restructuring and as such, the carrying value was not changed and there was no gain or loss recognized in the consolidated statement of operations.

(9) Basic and Diluted Net (Loss) Income per Share

Basic net (loss) income per share is calculated by dividing the net (loss) income for the period by the weighted average number of common shares outstanding during the period. Diluted net (loss) income per share includes the impact of potentially dilutive securities unless inclusion of such securities would be anti-dilutive.

Outstanding options to purchase an aggregate of 5,846,721 and 5,402,920 shares of the Company’s common stock for the three and nine months ended December 31, 2016, respectively, and 7,687,983 and 7,994,415 shares of the Company’s common stock for the three and nine months ended December 31, 2015, respectively, were excluded from the diluted net (loss) income per share calculations because of their anti-dilutive effect during these periods. Outstanding warrants to purchase an aggregate of 552,373 and 1,875,659 shares of the Company’s common stock for the three and nine months ended December 31, 2016, respectively, and 7,031,305 shares of the Company’s common stock for each of the three and nine months ended December 31, 2015, were excluded from the diluted net (loss) income per share calculations because of their anti-dilutive effect during these periods.

(10) Geographic and Product Line Data and Concentrations

Revenue is attributed to geographic regions based on the location of the customer. The Company’s net sales are attributed to the following geographic regions (in thousands):

	Three Months Ended December 31,		Nine Months Ended December 31,
	2016	2015	2016	2015
Americas	$11,802	$47,002	$27,061	$79,003
Europe, the Middle East and Africa ("EMEA")	6,236	16,702	13,900	32,000
Asia Pacific ("APAC")	1,023	1,334	3,755	5,927
	$19,061	$65,038	$44,716	$116,930

The Company’s sales by customer as a percentage of gross sales for all customers that accounted for greater than 10% of gross sales is as follows:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2016	2015	2016	2015
Customer 1	28%	—%	15%	—%
Customer 2	15%	29%	13%	25%
Customer 3	10%	8%	14%	8%
Customer 4	9%	14%	13%	15%

The Company’s accounts receivable as a percentage of total accounts receivable for all customers that accounted for greater than 10% of accounts receivable is as follows:

	December 31, 2016	March 31, 2016
Customer 1	20%	26%
Customer 2	19%	—%
Customer 3	13%	3%
Customer 4	6%	12%

During the three and nine months ended December 31, 2016 and 2015, no other customers accounted for greater than 10% of gross sales. At December 31, 2016 and March 31, 2016, no other customers accounted for greater than 10% of accounts receivable.

The Company’s sales by platform as a percentage of gross sales were as follows (a):

	Three Months Ended December 31,		Nine Months Ended December 31,
	2016	2015	2016	2015
Consoles	72%	17%	56%	20%
PC and Mac	15%	7%	14%	9%
Rock Band 4	10%	67%	18%	58%
Smart devices	3%	2%	3%	3%
Saitek	—%	7%	9%	10%
	100%	100%	100%	100%

The Company’s sales by product category as a percentage of gross sales were as follows (a):

	Three Months Ended December 31,		Nine Months Ended December 31,
	2016	2015	2016	2015
Audio	71%	16%	51%	18%
Mice and keyboards	13%	6%	13%	8%
Rock Band 4	10%	67%	18%	58%
Specialty controllers	4%	2%	6%	2%
Controllers	2%	1%	2%	2%
Saitek	—%	7%	9%	10%
Accessories	—%	1%	1%	1%
Games and other	—%	—%	—%	1%
	100%	100%	100%	100%

The Company’s sales by brand as a percentage of gross sales were as follows (a):

	Three Months Ended December 31,		Nine Months Ended December 31,
	2016	2015	2016	2015
Tritton	69%	14%	50%	16%
Mad Catz	21%	11%	23%	14%
Rock Band 4	10%	67%	18%	58%
Saitek	—%	7%	9%	10%
All others	—%	1%	—%	2%
	100%	100%	100%	100%

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

Foreign Currency

During the third quarter of fiscal 2017, approximately 38% of total net sales were transacted outside of the Americas. The majority of our international business is presently conducted in currencies other than the U.S. dollar. Foreign currency transaction gains and losses arising from normal business operations are credited to or charged against earnings in the period incurred. As a result, fluctuations in the value of the currencies in which we conduct our business relative to the U.S. dollar will cause foreign currency exchange gains and losses, which we have experienced in the past and continue to experience. Due to the volatility of foreign currency exchange rates, among other factors, we cannot predict the effect of foreign currency exchange rate fluctuations upon future operating results. There can be no assurances that we will not experience foreign currency exchange losses in the future. To date, we have not hedged against foreign currency exposure and we cannot predict the effect foreign currency fluctuations will have on us in the future.

CRITICAL ACCOUNTING POLICIES

Our critical accounting policies and estimates remain consistent with those reported in our Annual Report on Form 10-K for the fiscal year ended March 31, 2016.

RESULTS OF OPERATIONS

Net Sales

For the three and nine months ended December 31, 2016, net sales decreased 71% and 62%, respectively, as compared to the three and nine months ended December 31, 2015. We experienced decreases in net sales in all regions driven primarily by decreased sales of products related to the Rock Band 4 video game, which launched in September 2015, as well as a decrease in sales of Saitek products due the sale of the Saitek product line to Logitech in September 2016. These decreases were partially offset by increases in sales of products designed for consoles, particularly audio. We increased our retail presence in the U.S. market and launched a new line of audio products designed for consoles for the fiscal 2017 holiday season, which has driven, and we believe will continue to drive, growth in audio sales. Declines in sales of our products designed for the PC and Mac, which represented 15% and 14% of our sales during the three and nine months ended December 31, 2016, respectively, compared to 7% and 9% during the same periods in prior year, are due primarily to an increase in aggressive pricing competition in mice and keyboards, particularly in EMEA, and an aging product line. We have started launching a refresh of our gaming mice, which we believe will drive growth in this category; however, supply constraints have limited our growth in this category. We also experienced a decrease in sales of products developed for smart devices, which represented 3% and 3% of our sales during the three and nine months ended December 31, 2016, respectively, compared to 2% and 3% during the same periods in prior year, driven primarily by controllers sold in APAC under a private label program in the prior year that did not recur in the current year.

From a geographical perspective, our net sales for the three and nine months ended December 31, 2016 and 2015 were as follows (in thousands):

	Three Months Ended December 31,
	2016		2015
	Net Sales	% of Total	Net Sales	% of Total	$ Change	% Change
Americas	$11,802	62%	$47,002	72%	$(35,200)	(75)%
EMEA	6,236	33%	16,702	26%	(10,466)	(63)%
APAC	1,023	5%	1,334	2%	(311)	(23)%
	$19,061	100%	$65,038	100%	$(45,977)	(71)%

	Nine Months Ended December 31,
	2016		2015
	Net Sales	% of Total	Net Sales	% of Total	$ Change	% Change
Americas	$27,061	61%	$79,003	68%	$(51,942)	(66)%
EMEA	13,900	31%	32,000	27%	(18,100)	(57)%
APAC	3,755	8%	5,927	5%	(2,172)	(37)%
	$44,716	100%	$116,930	100%	$(72,214)	(62)%

Our sales by platform as a percentage of gross sales were as follows (a):

	Three Months Ended December 31,		Nine Months Ended December 31,
	2016	2015	2016	2015
Consoles	72%	17%	56%	20%
PC and Mac	15%	7%	14%	9%
Rock Band 4	10%	67%	18%	58%
Smart devices	3%	2%	3%	3%
Saitek	—%	7%	9%	10%
	100%	100%	100%	100%

Our sales by product category as a percentage of gross sales were as follows (a):

	Three Months Ended December 31,		Nine Months Ended December 31,
	2016	2015	2016	2015
Audio	71%	16%	51%	18%
Mice and keyboards	13%	6%	13%	8%
Rock Band 4	10%	67%	18%	58%
Specialty controllers	4%	2%	6%	2%
Controllers	2%	1%	2%	2%
Saitek	—%	7%	9%	10%
Accessories	—%	1%	1%	1%
Games and other	—%	—%	—%	1%
	100%	100%	100%	100%

Our sales by brand as a percentage of gross sales were as follows (a):

	Three Months Ended December 31,		Nine Months Ended December 31,
	2016	2015	2016	2015
Tritton	69%	14%	50%	16%
Mad Catz	21%	11%	23%	14%
Rock Band 4	10%	67%	18%	58%
Saitek	—%	7%	9%	10%
All others	—%	1%	—%	2%
	100%	100%	100%	100%

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

The following table presents net sales, cost of sales and gross profit for the three and nine months ended December 31, 2016 and 2015 (in thousands):

	Three Months Ended December 31,
	2016		2015
	Amount	% of Net Sales	Amount	% of Net Sales	$ Change	% Change
Net sales	$19,061	100%	$65,038	100%	$(45,977)	(71)%
Cost of sales	17,766	93%	53,633	82%	(35,867)	(67)%
Gross profit	$1,295	7%	$11,405	18%	$(10,110)	(89)%

	Nine Months Ended December 31,
	2016		2015
	Amount	% of Net Sales	Amount	% of Net Sales	$ Change	% Change
Net sales	$44,716	100%	$116,930	100%	$(72,214)	(62)%
Cost of sales	42,997	96%	93,641	80%	(50,644)	(54)%
Gross profit	$1,719	4%	$23,289	20%	$(21,570)	(93)%

Gross profit for the three and nine months ended December 31, 2016 decreased 89% and 93%, respectively, due to the decrease in net sales, as well as the decrease in gross profit margin to 7% and 4% in the three and nine months ended December 31, 2016 compared to 18% and 20% in the three and nine months ended December 31, 2015. The decrease in gross profit and gross margin over the prior year periods was due to a decrease in product margin as a result of product mix, an increase in freight due to air freight required to meet customer commitments, increased returns and an increase in distribution costs as a percentage of net sales due to certain fixed costs. These increases were offset partially by decreases in royalties and licenses due to product mix during the three and nine months ended December 31, 2016. We expect gross margin for the full year fiscal 2017 to decrease compared to fiscal 2016. We expect normalized gross margin for our ongoing Tritton and Mad Catz products to be between 15% and 24%, based on seasonality.  This range is due primarily to fixed distribution costs reflecting a higher percentage of net sales in seasonally low quarters and a lower percentage of net sales during seasonally higher quarters. The decrease over previous expectations is due to the loss of Saitek product sales, which historically generated higher gross margins than our other products, and a lower sales base to cover fixed distribution costs.

Operating Expenses

Operating expenses for the three and nine months ended December 31, 2016 and 2015 were as follows (in thousands):

	Three Months Ended December 31,
	2016		2015
	Amount	% of Net Sales	Amount	% of Net Sales	$ Change	% Change
Sales and marketing	$1,733	9%	$4,865	8%	$(3,132)	(64)%
General and administrative	1,911	10%	2,600	4%	(689)	(27)%
Research and development	436	2%	1,007	1%	(571)	(57)%
Restructuring and severance costs	154	1%	—	—%	154	100%
Amortization of intangibles	92	—%	112	—%	(20)	(18)%
Net gain on sale of Saitek assets	7	—%	—	—%	7	(100)%
	$4,333	22%	$8,584	13%	$(4,251)	(50)%

	Nine Months Ended December 31,
	2016		2015
	Amount	% of Net Sales	Amount	% of Net Sales	$ Change	% Change
Sales and marketing	$4,581	10%	$12,038	10%	$(7,457)	(62)%
General and administrative	6,458	14%	8,132	7%	(1,674)	(21)%
Research and development	1,653	4%	2,869	3%	(1,216)	(42)%
Restructuring and severance costs	151	—%	—	—%	151	(100)%
Amortization of intangibles	314	1%	332	—%	(18)	(5)%
Net gain on sale of Saitek assets	(8,170)	(18)%	—	—%	(8,170)	(100)%
	$4,987	11%	$23,371	20%	$(18,384)	(79)%

Sales and Marketing Expenses. Sales and marketing expenses consist primarily of payroll, commissions and travel costs for our worldwide sales and marketing staff, advertising expense and costs of operating our websites. The decrease in sales and marketing expense during the three and nine months ended December 31, 2016 compared to prior year periods was primarily due to expense savings realized as a result of the 2016 Restructuring Plan, as well as lower cooperative advertising expense related to Rock Band 4 products. We expect sales and marketing expenses for the full year fiscal 2017, on an absolute dollar basis, to decrease compared to fiscal 2016 levels.

General and Administrative Expenses. General and administrative expenses include salaries and benefits for our executive and administrative personnel, facilities costs and professional services, such as legal and accounting. The decrease in general and administrative expenses during the three and nine months ended December 31, 2016 compared to prior year periods was primarily related to expense savings realized as a result of the 2016 Restructuring Plan. We expect general and administrative expenses for the full year fiscal 2017, on an absolute dollar basis, to decrease from fiscal 2016 levels.

Research and Development Expenses. Research and development expenses include the costs of developing and enhancing new and existing products. The decrease in research and development expenses during the three and nine months ended December 31, 2016 compared to prior year periods was primarily related to expense savings realized as a result of the 2016 Restructuring Plan. We expect research and development expenses for the full year fiscal 2017, on an absolute dollar basis, to decrease compared to fiscal 2016 levels.

Restructuring and Severance Costs. In fiscal 2017, we incurred $211,000 and $101,000 in restructuring and severance costs related to the 2016 Restructuring Plan and 2017 Restructuring Plan, respectively. These costs were partially offset by the release of $161,000 in restructuring and severance costs due to lower employer paid taxes on severance payments and lower car lease termination costs related to the 2016 Restructuring Plan.

Amortization of Intangibles Expenses. Amortization of intangibles expenses consist of the amortization of the acquired intangible assets from prior acquisitions. We expect amortization of intangibles for the full year fiscal 2017, on an absolute dollar basis, to decrease compared to fiscal 2016 levels, due to the sale of the Saitek assets in the second quarter of fiscal 2017.

Other Income (Expense)

Other income (expense) consists primarily of interest expense on our outstanding debt, foreign currency exchange gains or losses, change in fair value of the warrants issued in connection with the Securities Purchase Agreements entered into by the Company in 2011 and 2015, and other items that may be specific to a reporting period. The foreign currency exchange gains or losses are associated with fluctuations in the value of the functional currencies of our foreign subsidiaries, which include the Pound Sterling, the Euro, the Canadian dollar, the Hong Kong dollar, the Japanese yen, and the Chinese Yuan Renminbi (“CNY”), against the U.S. Dollar. Other income (expense) increased to $356,000 and $592,000 for the three and nine months ended December 31, 2016, respectively, from $(96,000) and $(1,705,000) for the three and nine months ended December 31, 2015, respectively. The increase is due to an increase in foreign exchange gain to $450,000 and $1,270,000 for the three and nine months ended December 31, 2016, respectively, from foreign exchange loss of $(657,000) and $(750,000) in the same periods last year due primarily to changes in the exchange rates between the Pound Sterling and the U.S. Dollar. Additionally, there was a decrease in interest expense, net, to $(290,000) and $(900,000) for the three and nine months ended December 31, 2016, respectively, from $(657,000) and $(1,278,000) in the same periods last year due to lower debt balances during the three and nine months ended December 31, 2016 compared to the same periods last year. These increases in other income (expense) were offset partially by decreases in the gains recorded for the change in fair value of warrant liabilities to $170,000 and $173,000 for the three and nine months ended December 31, 2016, respectively, from $1,200,000 and $283,000 for the three and nine months ended December 31, 2015, respectively.

Income Tax Expense

The income tax expense of $779,000 and $1,506,000, reflect effective tax rates of (29)% and 55% for the three months ended December 31, 2016 and 2015, respectively. Income tax expense of $1,498,000 and $2,570,000, reflect effective tax rates of (56)% and (144)% for the nine months ended December 31, 2016 and 2015, respectively. Our effective tax rate is a blended rate for the different jurisdictions in which we operate. Our effective tax rate fluctuates depending on the taxable income in each jurisdiction and the statutory income tax rates in those jurisdictions, in which we do business. The income tax expense in the three and nine months ended December 31, 2016 is the result of income tax expense recorded on the profitability of entities for which we no longer have valuation allowances against their deferred tax assets but not off setting income tax benefit for losses generated in our Hong Kong entity due to full valuation allowances against its deferred tax assets. We will continue to evaluate our ability to realize our deferred tax assets on an ongoing basis to identify whether any significant changes in circumstances or assumptions have occurred that could materially affect the ability to realize our deferred tax assets. In addition, the income tax expense in the nine months ended December 31, 2016 includes tax expense related to the cancellations of stock options and the reversal of deferred tax assets related to the sale of the Saitek assets.

We do not record deferred income taxes on the approximate $19.9 million of undistributed earnings of our non-Canadian subsidiaries based upon our intention to permanently reinvest undistributed earnings. We may be subject to income and withholding taxes if earnings of the non-Canadian subsidiaries were distributed. Considering the tax loss carry forwards in Canada and the related valuation allowance, the deferred tax liability on our undistributed earnings would be no more than $0.7 million at December 31, 2016.

LIQUIDITY AND CAPITAL RESOURCES

The table below provides a summary of cash provided by (used in) operating, investing and financing activities during the nine months ended December 31, 2016 and 2015 (in thousands):

	Nine Months Ended December 31,
	2016	2015	Change
Net cash used in operating activities	$(5,109)	$(11,839)	$6,730
Net cash provided by (used in) investing activities	9,954	(1,725)	11,679
Net cash (used in) provided by financing activities	(5,551)	12,414	(17,965)
Effect of foreign currency exchange rate changes on cash	(127)	(6)	(121)
Net decrease in cash	$(833)	$(1,156)	$323

Our cash balance was $1.6 million and $2.4 million at December 31, 2016 and March 31, 2016, respectively. Additionally, our restricted cash balance was $1.6 million and $0.7 million at December 31, 2016 and March 31, 2016, respectively. Our primary sources of liquidity include borrowings under our Loan Agreement and Facilities Agreement (as discussed below under Financing Activities), cash on hand, cash flows generated from operations and net proceeds from the sale of the Saitek assets. We may also be able to supplement our cash flows from operations with proceeds from our at-the-market equity offering program (“ATM program”), although we have not done so to date. Due to the seasonality of our business (as discussed below under Operating Activities) cash provided by (used in) operating activities will fluctuate throughout our fiscal year.

Equity Offerings

On November 4, 2015, the Company established an ATM program which allows us to sell from time to time up to an aggregate of $25.0 million of our common stock. During the twelve months ended March 31, 2016 and the nine months ended December 31, 2016, we issued no shares of common stock under the program.

Operating Activities

Our cash flows from operating activities have typically included the collection of customer receivables generated by the sale of our products, offset by payments to vendors for materials and manufacture of our products. Net cash used in operating activities for the nine months ended December 31, 2016 primarily reflects the net loss for the period before non-cash items (i.e., net gain on sale of Saitek assets, depreciation, amortization, stock-based compensation and provision for deferred income taxes) and a net decrease in accounts payable and accrued liabilities of $1.8 million. During the third quarter of fiscal 2017, we negotiated to modify the terms of $6.3 million in accounts payable with two contract manufacturers to extend the payment terms into equal installments over the following 27 months. As a result, $2.8 million of the balance was reclassified to notes and restructured payables and $3.5 million of the balance was reclassified to notes and restructured payables, less current portion.  This net decrease was partially offset by a decrease in accounts receivable of $1.0 million and a decrease in inventory of $4.7 million. Net cash used in operating activities for the nine months ended December 31, 2015 primarily reflects the net loss for the period before non-cash items (i.e. depreciation, amortization, stock-based compensation and provision for deferred income taxes), a $19.1 million increase in accounts receivable resulting from the increase in net sales and a $12.3 million increase in inventory due to sales of products related to the Rock Band 4 video game being less than originally forecasted during the holiday selling season. The decreases in operating cash flow were offset partially by a $20.7 million increase in accounts payable and accrued liabilities related to inventory purchases, accrued royalties and timing of payments. We are focused on effectively managing our overall liquidity position by continuously monitoring expenses and inventory levels and managing our accounts receivable collection efforts.

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

Investing Activities

Net cash provided by investing activities for the nine months ended December 31, 2016 of $10.0 million includes net proceeds from the sale of the Saitek assets of $10.7 million partially offset by capital expenditures to support our operations and were made up primarily of production molds, and to a lesser extent, computers and machinery and equipment. Net cash used in investing activities for the nine months ended December 31, 2015 of $1.7 million mostly consisted of capital expenditures to support our operations and were made up primarily of production molds, and to a lesser extent, computers and machinery and equipment.

Financing Activities

Net cash used in financing activities during the nine months ended December 31, 2016 of $5.6 million was primarily the result of net repayments under our Loan Agreement and Facilities Agreement. Net cash provided by financing activities during the nine months ended December 31, 2015 of $12.4 million was the result of net borrowings under our line of credit offset partially by repayments on a note payable. The changes in restricted cash of $903,000 represent the change in the payments from customers into a restricted bank account from March 31, 2016 to December 31, 2016 that were automatically swept to repay borrowings under our bank loans.

MCI maintains a Loan and Security Agreement (the “Loan Agreement”) with Sterling National Bank (“SNB”) to provide for a $20.0 million revolving line of credit subject to the availability of eligible accounts receivable and inventories, which changes throughout the year. The Loan Agreement expires on June 30, 2018. Pursuant to the Loan Agreement, SNB will advance MCI up to 85% of the value of eligible accounts receivables, depending on dilution rates. Also, MCI may borrow against eligible inventory, subject to an inventory sublimit amount and certain other conditions. The inventory sublimit amount will be the lesser of 85% of net orderly liquidation value of eligible inventory, 60% of the lower of cost or net realizable value of eligible inventory, or 2.3333 times (which can be modified from time to time with approval from SNB) eligible accounts receivable under the Loan Agreement. Borrowings under the Loan Agreement accrue interest on the daily outstanding balance at 4.5% plus 30-day LIBOR rate per annum, with a LIBOR floor of 1.0%. MCI is also required to pay a commitment fee equal to 1.0% of the facility upon entry into the Loan Agreement, an unused line fee equal to 0.25% per annum of the unused portion of the facility and a collateral monitoring fee of $1,500 per month. We are required to meet a monthly financial covenant based on a trailing twelve months’ Adjusted EBITDA, as defined. Our trailing twelve months’ Adjusted EBITDA as of November 30 and December 31, 2016 were lower than the required threshold and, accordingly, we were not in compliance with this covenant as of December 31, 2016. On January 31, 2017, we received confirmation from SNB that a forbearance will be issued for this non-compliance through April 28, 2017. Once finalized, if applicable, the material terms of the forbearance will be set forth and filed as a current report on SEC Form 8-K. There can be no assurance that we will be able to meet the covenants subsequent to December 31, 2016 or that we would be able to obtain a waiver or forbearance from SNB to the extent we are not in compliance with the covenants. Additionally, MCE maintains a Master Facilities Agreement (the “Facilities Agreement”) with Faunus Group International, Inc. (“FGI”) to provide for a $10.0 million secured demand credit facility subject to the availability of eligible accounts receivable and inventories, which changes throughout the year. The Facilities Agreement has a three-year term, although FGI may terminate the facility at any time upon at least three months’ notice. Pursuant to the Facilities Agreement, FGI will advance MCE up to 85% of the value of eligible accounts receivable, depending on dilution rates. Also, MCE may borrow against eligible inventory, subject to an inventory sublimit amount and certain other conditions.

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

We have incurred recurring losses from operations in each of the years in the three-year period ended March 31, 2016 and generated negative cash flows from operations in the year ended March 31, 2016.  We also generated a loss from operations in the nine months ended December 31, 2016 and have negative working capital and shareholders’ equity as of December 31, 2016.  We believe it is unlikely that our available cash balances, anticipated cash flows from operations and available credit facilities will be sufficient to satisfy our operating needs for at least the next twelve months. To meet our capital needs, we are considering multiple alternatives, including, but not limited to, equity sales under our “at-the-market” (“ATM”) equity offering program, additional equity financings, debt financings and other funding transactions. There can be no assurance that we will be able to complete financing transactions on acceptable terms or otherwise. If we are unable to become cash-flow positive or to raise additional capital as and when needed, or upon acceptable terms, such failure would have a significant negative impact on our financial condition. We are also exploring other strategic alternatives including, but not limited to, the sale of the Company.  We have not made a decision at this time to pursue any specific strategic transaction or other strategic alternatives and have not set a specific timetable for the process. As such, there can be no assurance that the exploration of strategic alternatives will result in the sale of the Company or any other transaction.

CONTRACTUAL OBLIGATIONS AND COMMITMENTS

There have been no material changes to our contractual obligations from the information provided in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, included in our Annual Report on Form 10-K for the fiscal year ended March 31, 2016.

As of December 31, 2016 and March 31, 2016, we did not have any relationships with unconsolidated entities or financial parties, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As such, we are not exposed to any financing, liquidity, market, or credit risk that could arise if we had engaged in such relationships.

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

	Three Months Ended December 31,		Nine Months Ended December 31,
	2016	2015	2016	2015
Net (loss) income	$(3,461)	$1,219	$(4,174)	$(4,357)
Adjustments:
Depreciation and amortization	491	673	1,660	1,711
Stock-based compensation	39	95	142	357
Change in fair value of warrant liabilities	(170)	(1,200)	(173)	(283)
Interest expense, net	290	657	900	1,278
Income tax expense	779	1,506	1,498	2,570
Adjusted EBITDA (loss)	$(2,032)	$2,950	$(147)	$1,276

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

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting during the quarter ended December 31, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. Our process for evaluating controls and procedures is continuous and encompasses constant improvement of the design and effectiveness of established controls and procedures and the remediation of any deficiencies which may be identified during the process.

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

There have been no material changes to the risk factors as previously disclosed in Part I — Item 1A. — Risk Factors our Annual Report on Form 10-K for the fiscal year ended March 31, 2016, except for the update to the risk factors set forth below.

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

The Loan Agreement contains financial and other covenants that we are obligated to maintain. If we violate any of these covenants, we will be in default under the Loan Agreement. If a default occurs and is not timely cured or waived by SNB, SNB could seek remedies against us, including: (1) penalty rates of interest, (2) immediate repayment of the debt or (3) foreclosure on assets securing the Loan Agreement. The Loan Agreement is asset based and can only be drawn down in an amount to which eligible collateral exists in North America, and can be negatively impacted by extended collection of accounts receivable, unexpectedly high product returns and slow moving inventory, among other factors. We are required to meet a monthly financial covenant based on a trailing twelve months’ Adjusted EBITDA, as defined. The Company is required to meet a monthly financial covenant based on a trailing twelve months’ adjusted earnings before income taxes, depreciation and amortization (“EBITDA”), as defined. Our trailing twelve months’ Adjusted EBITDA as of November 30 and December 31, 2016 were lower than the required threshold and, accordingly, we were not in compliance with this covenant as of December 31, 2016. On January 31, 2017, we received confirmation from SNB that a forbearance will be issued for this non-compliance through April 28, 2017. Once finalized, if applicable, the material terms of the forbearance will be set forth and filed as a current report on SEC Form 8-K. There can be no assurance that we will be able to meet the covenants subsequent to December 31, 2016 or that we would be able to obtain a waiver or forbearance from SNB to the extent we are not in compliance with the covenants.

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

We believe it is unlikely that our available cash balances, anticipated cash flows from operations and available credit facilities will be sufficient to satisfy our operating needs for at least the next twelve months.

We have incurred recurring losses from operations in each of the years in the three-year period ended March 31, 2016 and generated negative cash flows from operations in the year ended March 31, 2016.  We also generated a loss from operations in the nine months ended December 31, 2016 and have negative working capital and shareholders’ equity as of December 31, 2016.  We believe it is unlikely that our available cash balances, anticipated cash flows from operations and available credit facilities will be sufficient to satisfy our operating needs for at least the next twelve months. To meet our capital needs, we are considering multiple alternatives, including, but not limited to, equity sales under our “at-the-market” (“ATM”) equity offering program, additional equity financings, debt financings and other funding transactions. There can be no assurance that we will be able to complete financing transactions on acceptable terms or otherwise. If we are unable to become cash-flow positive or to raise additional capital as and when needed, or upon acceptable terms, such failure would have a significant negative impact on our financial condition. We are also exploring other strategic alternatives including, but not limited to, the sale of the Company.  We have not made a decision at this time to pursue any specific strategic transaction or other strategic alternatives and have not set a specific timetable for the process. As such, there can be no assurance that the exploration of strategic alternatives will result in the sale of the Company or any other transaction.

If we do not meet the New York Stock MKT Exchange (“NYSE MKT”) continued listing requirements, the NYSE MKT may delist our common stock.

Our common stock is listed on the NYSE MKT, which imposes both objective and subjective requirements for continued listing.  Continued listing criteria include standards relating to minimum average market capitalization, stockholder equity, average trading stock price, operating results, and other issues of financial condition.  On January 20, 2017, we received a notice from the NYSE MKT indicating that because our securities have been selling for a low price per share for a substantial period of time, pursuant to Section 1003(f)(v) of the NYSE MKT Company Guide (the “Company Guide”), the continued listing of our common stock on the NYSE MKT is predicated on us effecting a reverse stock split of our common stock or otherwise demonstrating sustained price improvement.  The NYSE MKT indicated that we have until July 20, 2017, to gain compliance with the NYSE MKT and Section 1003(f)(v) of the Company Guide. However, if we determine to remedy the non-compliance by taking action that will require shareholder approval, we must obtain shareholder approval by no later than our next annual meeting, and implement such action promptly thereafter.  At the present time, we anticipate that we will seek shareholder approval to effectuate a reverse stock split of our currently issued and outstanding common stock at our next annual meeting. In addition, if our common stock trades below $0.06 per share, the NYSE MKT will determine that our stock is no longer suitable for listing on the NYSE MKT and will halt trading in and commence proceedings to delist our stock from the NYSE MKT immediately.  The Company may appeal the delisting, but our stock will continue to be suspended from trading on the NYSE MKT during the appeal process and the appeal may be unsuccessful.

Further, the NYSE MKT also will consider suspending dealings in, or delisting, securities of an issuer that, among other criteria, has stockholders’ equity of less than: (A) $2 million, if that issuer has sustained losses from continuing operations and/or net losses in two of the last three most recent fiscal years; (B) $4 million, if that issuer has sustained losses from continuing operations and/or net losses in three of the last four most recent fiscal years; or (C) $6 million, if that issuer has sustained losses from continuing operations and/or net losses in its five most recent fiscal years.  The Company has had a loss from operations and net loss in three of its last four fiscal years and we expect to incur a loss from operations and net loss for fiscal 2017.  Furthermore, as of December 31, 2016, the Company’s stockholders’ equity was a negative $2.67 million.  Accordingly, in addition to the low selling price noted above (or any other failure to satisfy the various distribution or financial criteria set forth in the Company Guide), the NYSE MKT may determine that the Company is no longer suitable for listing and may commence delisting proceedings pursuant to one or more subsections of Section 1003(a) of the Company Guide.

Thus, there is no assurance that we will be able to obtain compliance with NYSE MKT continued listing standards and/or policies. A delisting of our common stock from the NYSE MKT, and our inability to list or transfer the stock to an alternate exchange or trading market, could negatively impact us by: (i) reducing the liquidity and market price of our common stock; (ii) reducing the number of investors willing to hold or acquire our common stock, which could negatively impact our ability to raise equity financing; (iii) limiting our ability to use a registration statement to offer and sell freely tradable securities, thereby preventing us from accessing the public capital markets; and (iv) impairing our ability to provide equity incentives to our employees. While a delisting of our common stock would not constitute a specific event of default under the documents governing our credit facilities, our lenders could claim that a delisting would trigger a default under the material adverse change covenant or related provisions under such documents.  Further, our ability to issue common stock is currently limited by the NYSE MKT’s shareholder approval requirements. If our common stock is delisted from the NYSE MKT, we would no longer be subject to such shareholder approval requirements, and we could issue shares in acquisitions or financing transactions without shareholder approval. Any such issuance would dilute the ownership of our current stockholders. In addition, following a delisting of our common stock, we would no longer be subject to the NYSE MKT rules requiring us to meet certain corporate governance standards, which could decrease investor interest in our common stock.

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

MAD CATZ INTERACTIVE, INC.

February 2, 2017	/s/ Karen McGinnis
Karen McGinnis
President and Chief Executive Officer

February 2, 2017	/s/ David McKeon
David McKeon
Chief Financial Officer